Form 10-K
INGERSOLL RAND CO LTD
filed 2002-03-13
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

    X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001
                                  or
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from       to

                      Commission File No. 1-985
                   INGERSOLL-RAND COMPANY LIMITED
       (Exact name of registrant as specified in its charter)

              BERMUDA                         N/A
  (State or other jurisdiction of       (I.R.S. Employer
  incorporation or organization)        Identification No.)

                          Clarendon House
                          2 Church Street
                       Hamilton HM 11, Bermuda
              (Address of principal executive offices)

Registrant's telephone number, including area code: (441)295-2838 Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange
     Title of each class                 on which registered
     Class A Common Shares,
       Par Value $1.00 per
       Share                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of common stock held by nonaffiliates on March 4, 2002 was $8,968,446,161 based on the closing price of such stock on the New York Stock Exchange.


The number of common A shares outstanding as of March 4, 2002 was 168,307,565.


              DOCUMENTS INCORPORATED BY REFERENCE

   Annual Report to Shareholders for the fiscal year ended December 31, 2001. With exception of those portions which are incorporated by reference into Parts I, II and IV of this Form 10-K Annual Report, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this report.

  Portions of the registrant's proxy statement to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's Annual General Meeting of Shareholders to be held May 1, 2002 are incorporated by reference into Part III of this Form 10-K.

                             PART I
Item 1.   BUSINESS

Effective December 31, 2001, Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited or the company) became the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization (the reorganization). IR-New Jersey was organized in 1905. The reorganization was accomplished through a merger of a newly-formed merger subsidiary into IR-New Jersey. IR-New Jersey, the surviving company, continues to exist as an indirect, wholly-owned subsidiary of IR-Limited. IR-Limited and its subsidiaries will continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly it did not result in any changes to the consolidated amounts of assets, liabilities, and shareholders' equity.

During 2001, the company continued the restructuring program and productivity initiatives that were initiated in 2000, which includes such actions as employee severance, plant rationalizations, organizational realignments consistent with the company's market-based structure and the consolidation of back-office processes. In response to continued weakness in its major end markets, the company initiated a second phase of restructuring and productivity initiatives in the fourth quarter of 2001 focused on reducing general and administrative expenses and is expected to cost $150 million and be completed by the end of 2002. The programs have resulted in the closure of 20 plants and a workforce reduction of more than 3,900 employees. Charges for restructuring and productivity initiatives for 2001 totaled $216.9 million.

During 2001, the consolidated financial statements were restated to report Dresser-Rand Company (Dresser-Rand) on a fully-consolidated basis since the February 2000 acquisition of the remaining 51%. Previously, the company reported the results and net assets of Dresser-Rand as assets held for sale. The company owned 49% of Dresser-Rand in 1999 and accounted for it under the equity method.

In  2001, the company acquired twelve entities for cash of $158.3
million   and  treasury  stock  of  $15.3  million.   The   major
acquisitions by segment are as follows:

  Climate Control
  O Grenco Transportkoeling B.V., based in the Netherlands, a transport refrigeration sales and service business.
  O  National Refrigeration Services, Inc. (NRS), based in
     Atlanta, Georgia, a leading provider of commercial refrigeration products and services for food storage, distribution and display throughout the United States.
  O Taylor Industries Inc., based in Des Moines, Iowa and an affiliated business, Taylor Refrigeration (Taylor), distributes, installs and services refrigeration equipment, food service equipment and electric doors.

 Engineered Solutions
  O Nadella S.A., based in France, supplies precision needle bearings for automotive and industrial applications. Nadella was previously 50% owned by the company.

 Infrastructure
  O Superstav spol. s.r.o., based in the Czech Republic, and Earth Force America, Inc. based in South Carolina, both of which are manufacturers of compact tractor loader backhoes.

  Security and Safety
  O Kryptonite Corporation, based in Massachusetts, a leading manufacturer of locks for recreational and portable security applications.
  O ITO Emniyet Kilit Sistemleri A., based in Turkey, a leading manufacturer and distributor of locks, cylinders and keys.

The company adopted Emerging Issues Task Force Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" in the fourth quarter of 2001. Upon adoption, financial statements for all periods presented have been restated to comply with the income statement classification of reseller finance costs and cooperative advertising programs, which resulted in decreases to net sales of $28.6 million, $24.0 million, and $23.6 million, decreases in cost of goods sold of $13.1 million, $15.8 million, and $17.7 million, increases in selling and administrative expenses of $18.5 million, $21.3 million, and $13.7 million, and decreases in interest expense of $34.0 million, $29.5 million, and $19.6 million in 2001, 2000, and 1999, respectively.

The company is a leading provider of security and safety, climate control, industrial solutions and infrastructure products. In each of these markets, the company offers a diverse product portfolio that includes well-recognized industrial and commercial brands. During 2001, the company expanded its Industrial Solutions Sector to include Dresser-Rand, renamed its Bearings and Components Segment to Engineered Solutions and aggregated its tools and related production equipment operations, previously reported as part of the Industrial Products Segment, in the Air and Productivity Solutions Segment. Club Car has been added to the Infrastructure Segment.

Climate Control focuses on markets requiring refrigerant-gas compression technology and services to provide gas pressure for distribution to end users or to maintain a refrigeration cycle for protecting food and other perishables. Climate Control includes Themo King and Hussmann. Hussmann experiences the greatest demand for its products in the third and fourth quarters of the year. This demand results from the customers' seasonal construction cycles and the desire to complete stores prior to the year-end holiday season. Climate Control products include:
Thermo King transport temperature control units for truck trailers, small trucks, seagoing containers and air conditioning for buses, and Hussmann refrigerated display cases for supermarkets, delicatessens and other commercial and institutional refrigeration applications.

Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency. Industrial Solutions consists of the following three segments, Air and Productivity Solutions, Dresser-Rand, and Engineered Solutions.

Air   and  Productivity  Solutions  is  engaged  in  the  design, manufacture, sale and service of air compressors, fluid products, microturbines, and industrial tools.

Dresser-Rand  is  engaged in the design,  manufacture,  sale  and
service   of  gas  compressors,  gas  and  steam  turbines,   and
generators.

Engineered Solutions is engaged in the design, manufacture, sale and service of precision bearing products and motion control components and assemblies. It includes both Automotive and Industrial Engineered Solutions and was formerly known as Bearings and Components.

Infrastructure supplies products and services for all types of construction projects, industrial and commercial development, and golf and utility vehicles. Products include Bobcat skid-steer loaders and compact hydraulic excavators, Blaw-Knox and ABG pavers, Ingersoll-Rand compactors, drilling equipment, portable power products, and Club Car golf and utility vehicles.

Security and Safety manufactures and markets architectural hardware and access-control products and service to customers seeking to enhance productivity and security for residential, commercial and institutional buildings. Products include locks and locksets, door closers, exit devices, steel doors and frames, power-operated doors, architectural columns and biometric and electronic access control technologies.

Products

Principal products of the company include the following:

  Air balancers                      Golf cars
  Air compressors & accessories      Hoists
  Air dryers                         Hydraulic breakers
  Air logic controls                 Lubrication equipment
  Air motors                         Microturbines
  Air and electric tools             Material handling equipment
  Asphalt compactors                 Needle roller bearings
  Asphalt pavers                     Paving equipment
  Automated dispensing systems       Piston pumps
  Automatic doors                    Pneumatic breakers
  Automotive components              Pneumatic cylinders
  Ball bearings                      Pneumatic valves
  Bath fittings and accessories      Portable compressors
  Biometric access control           Portable generators
  systems                            Portable light towers
  Blasthole drills                   Portable security products
  Compact hydraulic excavators       Refrigerated display cases
  Compact tractor-loader-            Refrigeration systems
    backhoes                         Road-building machinery
  Construction equipment             Rock drills
  Diaphragm pumps                    Rock stabilizers
  Door closers and controls          Roller bearings
  Door locks, latches &              Rotary drills
    locksets                         Rough-terrain material
  Doors and door frames (steel)        handlers
  Drilling equipment and             Skid-steer loaders
     accessories                     Soil compactors
  Electrical security products       Spray-coating systems
  Electronic access control          Telescopic material handlers
    systems                          Transport temperature
  Engine-starting systems            control systems
  Exit devices                       Turbo machinery
  Extrusion pump systems             Utility vehicles
  Fastener-tightening systems        Waterjet-cutting systems
  Fluid-handling equipment           Water-well drills
  Gas compressors                    Winches


These products are sold primarily under the company's name and also under other names including ABG, Blaw-Knox, Bobcat, Club Car, Datum, Dresser-Rand, Dor-O-Matic, Fafnir, Falcon, Glynn-Johnson, Hussmann, Johnstone, LCN, Legge, Monarch,
Montabert,   Normbau,  Schlage,  Steelcraft,  Thermo   King,
Torrington, Von Duprin and Zimmerman.

During the past three years, the division of the company's sales between capital goods and expendables has been in the approximate ratio of 67 percent and 33 percent, respectively. The company generally defines as expendables those products which are not capitalized by the ultimate user. Examples of such products are parts sold for replacement purposes, power tools and needle bearings.

Additional  information on the company's business  and  financial
information   about  industry  segments  is  presented   in   the
consolidated financial statements.

Distribution

The company's products are distributed by a number of methods which the company believes are appropriate to the type of product. Sales are made in the U.S. through branch sales offices and through distributors and dealers across the United States. Non-U.S. sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors in over 100 countries.

Working Capital

The products manufactured by the company must usually be readily available to meet rapid delivery requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by the company's major competitors.

Customers

No material part of the company's business is dependent upon a single customer or very few customers, the loss of any one of which would have a material adverse effect on the company's operations.

Competitive Conditions

The company's products are sold in highly competitive markets throughout the world against products produced by both U.S. and non-U.S. corporations. The principal methods of competition in these markets relate to price, quality and service. The company believes that it is one of the leading manufacturers in the world of a broad line of air compression systems, anti-friction bearings, construction equipment, transport temperature control products, refrigerated display merchandisers, refrigeration systems and controls, air tools, golf cars and utility vehicles. In addition, the company believes it is a leading supplier in U.S. markets for locks, other door hardware products, skid-steer loaders and asphalt paving equipment.

Operations by Geographic Area

Sales to customers outside the United States accounted for approximately 37 percent of the consolidated net sales in 2001. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the company's non-U.S. operations.

Raw Materials

The company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the company's products are purchased from numerous suppliers, and the company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog

The company's approximate backlog of orders at December 31, 2001, believed by it to be firm, was $321.2 million for Climate
Control, $153.4 million for Air and Productivity Solutions, $300.2 million for Engineered Solutions, $760.1 million for Dresser-Rand, $170.1 million for Infrastructure and $72.6 million for Security and Safety as compared to $306.5 million, $144.0 million, $329.7 million, $557.5 million, $198.5 million and $77.5 million respectively, at December 31, 2000. These backlog figures are based on orders received. While the major portion of the company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead time and are often subject to revision, deferral, cancellation or termination. The company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Research and Development

The company maintains extensive research and development facilities for experimenting, testing and developing high quality products. The company employs approximately 1,900 professional employees for its research and development activities. The company spent $215.4 million in 2001, $198.2 million in 2000 and $186.2 million in 1999 on research and development.

Patents and Licenses

The company owns numerous patents and patent applications and is licensed under others. While it considers that in the aggregate its patents and licenses are valuable, it does not believe that its business is materially dependent on its patents or licenses or any group of them. In the company's opinion, engineering and production skills, and experience are more responsible for its market position than patents or licenses.

Environmental Matters

The company continues to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the company currently is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities.

During  2001,  the company spent approximately  $2.0  million  on capital projects for pollution abatement and control, and an additional $7.8 million for environmental remediation expenditures at sites presently or formerly owned or leased by the company. It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant. Therefore, the accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites there are other PRPs and in most instances, the company's site involvement is minimal. In estimating its liability, the company has not assumed it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

Although uncertainties regarding environmental technology, state and federal laws and regulations and individual site information make estimating the liability difficult, management believes that the total liability for the cost of remediation and environmental lawsuits and claims will not have a material effect on the financial condition, results of operations, liquidity or cash flows of the company for any year. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies, and the company does not discount its liability or assume any insurance recoveries.

Employees

There   are   approximately  56,000  employees  of  the   company
throughout the world, of whom approximately 32,000 work in the United States and 24,000 outside the United States. The company believes relations with its employees are good.

Item 2.   PROPERTIES

Manufacturing and assembly operations are conducted in 65 plants in the United States; 7 plants in Canada; 33 plants in Europe; 17 plants in Asia and 8 plants in Latin America. The company also maintains various warehouses, offices and repair centers throughout the world.

Substantially all plant facilities are owned by the company and the remainder are under long-term lease. The company believes that its plants and equipment have been well maintained and are generally in good condition.

Facilities under long-term lease are included below and are not significant to each operating segment's total number of plants or square footage.

Climate Control's manufacturing locations are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        United States              13            4,220,000
        Non-U.S.                   18            4,548,000

                Total              31            8,768,000


Air and Productivity Solutions manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        United States              10            1,882,000
        Non-U.S.                   11            1,706,000

                Total              21            3,588,000


Engineered Solutions manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        United States              14            3,423,000
        Non-U.S.                   13            2,240,000

                Total              27            5,663,000


Dresser-Rand's manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        United States               3            2,464,000
        Non-U.S.                    7            2,738,000

                Total              10            5,202,000

Infrastructure's manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        United States              11            3,210,000
        Non-U.S.                    7            1,069,000

                Total              18            4,279,000


Security and Safety's manufacturing facilities are as follows:

                                               Approximate
                          Number of Plants    Square Footage

        United States              14            2,071,000
        Non-U.S.                    9              750,000

                Total              23            2,821,000


Item 3.   LEGAL PROCEEDINGS

In the normal course of business, the company is involved in a variety of lawsuits, claims and legal proceedings, including proceedings for off-site waste disposal cleanups under federal Superfund and similar state laws. In the opinion of the company, pending legal matters, are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

See also the discussion under Item 1 - Environmental Matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 2001 the company's shareholders were asked to vote on the change of the company's place of incorporation from New Jersey to Bermuda. The shareholders approved the proposal by a vote of 113,915,706 (89%) to 14,332,195 (11%), with 1,309,232 shares that abstained from voting The company has approximately 168 million shares outstanding.
The following information is included in accordance with the provision of Part III, Item 10.

                           Date of
                         Service as    Principal Occupation and
                        an Executive   Other Information
Name and Age               Officer     for Past Five Years

Herbert L. Henkel    (53)  4/5/99      Chairman of Board (since May
                                         2000) and Chief Executive
                                         Officer (since October
                                         1999), President and
                                         Director (since April
                                         1999);(Chief Operating
                                         Officer April 1999 -
                                         October 1999; Textron,
                                         President, February 1999
                                         - March 1999 and Chief
                                         Operating Officer, 1998 -
                                         March 1999; President of
                                         Textron's Industrial
                                         Products Segment 1994-
                                         1998)
Gordon A. Mapp        (55) 6/14/00     Senior Vice President,
                                         Sector President,
                                         Climate Control (since
                                         June 2000) (President, Air
                                         Solutions Group and
                                         Industrial Productivity-Vice
                                         President, 1999-2000;
                                         President, Air Compressor
                                         Group 1998-1999, Vice
                                         President and General
                                         Manager, North American
                                         Division, Thermo King
                                         1993-1998)
Patricia Nachtigal     (55) 11/2/88      Director of the Board
                                         (since 1/1/02), Senior
                                         Vice President (since
                                         June 2000) and General
                                         Counsel (Vice President
                                         1988-2000)
Michael D. Radcliff    (51) 1/15/01    Senior Vice President,
                                         President, Global
                                         Business Services, and Chief
                                         Technology Officer (since
                                         January 2001); (Owens
                                         Corning, Vice President and
                                         CIO, and President and CEO of
                                         Integrex (an Owens Corning
                                         subsidiary) 1994 - 2000)
Donald H. Rice         (57)  2/1/96    Senior Vice President (since
                                         2001), Global Business Services
                                         and Human Resources, (2000-
                                         2001)(Vice President, Human
                                         Resources, 1995-2000)
Randy P. Smith         (52)  2/3/00    Senior Vice President (since June
                                         2000) and Sector President,
                                         Security and Safety (since
                                         February 2000); (Vice President,
                                         February 2000 - June 2000 Textron
                                         Fastening Systems, President
                                         1998-2000, Emerson Electric,
                                         President 1993-1998)
John E. Turpin          (55)  1/8/01   Senior Vice President and Sector
                                         President, Industrial Solutions
                                         (since January 2001); (The
                                         Stanley Works, Vice President,
                                         Operational Excellence, 1997-2000,
                                         Vice President, Operations,
                                         1995-1997)
Christopher P. Vasiloff (50) 11/1/01   Senior Vice President and Sector
                                         President, Infrastructure Sector
                                         (since November 2001); (President,
                                         Portable Power, Infrastructure
                                         Sector, 2000-2001; Vice President
                                         and General Manager Portable
                                         Compressor Division and Rotary
                                         Recip. Compressor Division, Air
                                         Compressor Group, 1996-2000)
Steven R. Shawley       (49)  6/1/98   Vice President and Controller
                                         (Controller 1998-1999, Thermo
                                         King Business Unit Controller
                                         1994-1998)

No family relationship exists between any of the above-listed executive officers of the company. All officers are elected to hold office for one year or until their successors are elected and qualify.



                            PART II

Item 5.   MARKET  FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED
          STOCKHOLDER MATTERS

Information regarding the principal market for the company's common stock and related shareholder matters are as follows:

Quarterly share prices and dividends for the Class A common shares are shown in the following tabulation. The common shares are listed on the New York Stock Exchange.

                                        Common Stock
                                High         Low       Dividend
2001
First quarter                 $48.84       $37.75         $0.17
Second quarter                 50.28        38.20          0.17
Third quarter                  45.20        30.41          0.17
Fourth quarter                $45.66       $32.50         $0.17
2000
First quarter                 $57.75       $34.13         $0.17
Second quarter                 51.38        39.38          0.17
Third quarter                  48.75        31.88          0.17
Fourth quarter                $44.81       $29.50         $0.17

The  Bank of New York (Church Street Station, P.O. Box 11258, New
York,  NY  10286-1258,  (800)524-4458)  is  the  transfer  agent, registrar and dividend reinvestment agent.

On March 5, 2001, as part of the consideration for the acquisition of Taylor Industries, the company issued 352,812 shares of the company's common stock. These shares were previously held as treasury stock and had not been registered.

There   are  no  significant  restrictions  on  the  payment   of
dividends. The approximate number of record holders of Class A common shares as of February 28, 2002 was 10,495.

Item 6.   SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, is as follows (in millions except per share amounts):

                                2001      2000       1999      1998       1997
Net sales                  $ 9,682.0  $9,597.6   $7,819.0  $7,517.6   $6,355.1

Earnings from continuing
  operations                   246.2     546.2      563.1     481.6      367.6

Total assets                11,063.7  11,052.6    8,390.4   7,918.1    8,026.7

Long-term debt               2,900.7   1,540.4    2,113.3   2,166.0    2,528.0

Shareholders' equity         3,916.6   3,481.2    3,073.2   2,721.8    2,357.7

Basic earnings per share:
  Continuing operations        $1.49     $3.39      $3.44     $2.94      $2.25
  Discontinued operations         -       0.76       0.17      0.17       0.08

Diluted earnings per share:
Continuing operations          $1.48     $3.36       $3.40    $2.91      $2.23
Discontinued operations           -       0.76        0.17     0.17       0.08

Dividends per common
  share                         0.68      0.68        0.64     0.60       0.57



Item 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

During 2001, the following significant events occurred that affect year-to-year comparisons:

Effective December 31, 2001, Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited or the company) became the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization (the reorganization). The reorganization was accomplished through a merger of a newly-formed merger subsidiary into IR-New Jersey. IR-New Jersey, the surviving company, continues to exist as an indirect, wholly-owned subsidiary of IR-Limited. IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly it did not result in any changes to the consolidated amounts of assets, liabilities, and stockholders' equity.

During 2001, the consolidated financial statements were restated to report Dresser-Rand Company (Dresser-Rand) on a fully-consolidated basis since the February 2000 acquisition of the remaining 51%. Previously, the company reported the results and net assets of Dresser-Rand as assets held for sale. The company owned 49% of Dresser-Rand in 1999 and accounted for it under the equity method.

During 2001, the company expanded its Industrial Solutions Sector to include Dresser-Rand, renamed its Bearings and Components Segment, to Engineered Solutions and aggregated its tools and related production equipment operations, previously reported as part of the Industrial Products Segment, in the Air and Productivity Solutions Segment. Club Car has been added to the Infrastructure Segment. All segment data presented reflects the new segment structure.

In 2001, the company acquired twelve entities for cash of $158.3 million and treasury stock of $15.3 million. The major acquisitions by segment are as follows:

  Climate Control
  O Grenco Transportkoeling B.V., based in the Netherlands, a transport refrigeration sales and service business. National Refrigeration Services, Inc. (NRS), based in Atlanta, Georgia, a leading provider of commercial refrigeration products and services for food storage, distribution and display throughout the United States.
  O Taylor Industries Inc., based in Des Moines, Iowa and an affiliated business, Taylor Refrigeration (Taylor), distributes, installs and services refrigeration equipment, food service equipment and electric doors.

 Engineered Solutions
  O Nadella S.A., based in France, supplies precision needle bearings for automotive and industrial applications. Nadella was previously 50% owned by the company.

 Infrastructure
  O Superstav spol. s.r.o., based in the Czech Republic, and Earth Force America, Inc. based in South Carolina, both of which are manufacturers of compact tractor loader backhoes.

  Security and Safety
  O Kryptonite Corporation, based in Massachusetts, a leading manufacturer of locks for recreational and portable security applications.
  O ITO Emniyet Kilit Sistemleri A., based in Turkey, a leading manufacturer and distributor of locks, cylinders and keys.

The company adopted Emerging Issues Task Force Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" in the fourth quarter of 2001. Upon adoption, financial statements for all periods presented have been restated to comply with the income statement classification of reseller finance costs and cooperative advertising programs, which resulted in decreases to net sales of $28.6 million, $24.0 million and $23.6 million, decreases in cost of goods sold of $13.1 million, $15.8 million and $17.7 million, increases in selling and administrative expenses of $18.5 million, $21.3 million and $13.7 million, and decreases in interest expense of $34.0 million, $29.5 million and $19.6 million in 2001, 2000 and 1999, respectively.

During 2001, the company continued the restructuring program and productivity initiatives that were initiated in 2000, which include such actions as employee severance, plant rationalizations, organizational realignments consistent with the company's market-based structure and the consolidation of back-office processes. In response to continued weakness in its major end markets, the company initiated a second phase of restructuring and productivity initiatives in the fourth quarter of 2001 focused on reducing general and administrative expenses and is expected to cost $150 million and be completed by the end of 2002. The programs have resulted in the closure of 20 plants and a workforce reduction of more than 3,900 employees. Charges for restructuring and productivity initiatives for full-year 2001 totaled $216.9 million.

Results of Operations
Net earnings for 2001 were $246.2 million, or diluted earnings per share of $1.48 as compared to $669.4 million and $4.12 per share, and $591.1 million and $3.57 per share in 2000 and 1999, respectively. All dollar amounts are in millions.

                                       2001                                2000                     1999
                                    Restructure                        Restructure
                          Reported    and other   Adjusted    Reported   and other   Adjusted    Reported
                           Results      Charges    Results     Results     Charges    Results     Results
Sales                     $9,682.0     $    -     $9,682.0    $9,597.6     $   -     $9,597.6    $7,819.0
Cost of goods sold         7,611.5         85.9    7,525.6     7,141.4        25.1    7,116.3     5,673.2
Selling and administrative
  expenses                 1,454.2        47.4     1,406.8     1,279.6        29.3    1,250.3     1,066.1
Restructuring charges         93.1        93.1         -          87.2        87.2        -           -
Operating income          $  523.2     $(226.4)   $  749.6    $1,089.4     $(141.6)  $1,231.0    $1,079.7
Operating margin               5.4%                    7.7%       11.4%                  12.8%       13.8%


Cost of goods sold, and selling and administrative expenses in 2001 and 2000 include other charges for productivity investments. Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements. Charges for productivity investments are expensed as incurred. Productivity investments were incurred by all business segments. Additionally in 2001, $9.5 million was included in selling and administrative expenses for costs associated with the reincorporation in Bermuda.

Revenues
2001 vs. 2000: Revenues for 2001 increased by approximately 1%, compared to 2000. Excluding acquisitions, revenues declined by approximately 8%. The poor economic conditions have significantly impacted several of the company's end markets, and most major business segments have experienced lower demand. Excluding acquisition activity, revenues decreased in every segment.

2000 vs. 1999: Revenues for 2000 increased by approximately 23% when compared with 1999. This increase includes the favorable effect of the Hussmann acquisition, as well as the inclusion of Dresser-Rand.

Cost of Goods Sold
2001 vs. 2000: Cost of goods sold in 2001 was 78.6% of sales as compared to 74.4% in 2000. Excluding productivity investments, the ratio was 77.7% compared to 74.1%. The increase in the ratio of cost of goods sold to sales was due to reduced volume, unfavorable product mix, plant inefficiencies related to restructuring, and the full year inclusion of Hussmann, which historically has had a higher ratio than the other operations of the company. Additionally, cost of goods sold in 2001 includes a $25 million benefit from payments received from the U.S. Customs for antidumping claims.

2000 vs. 1999: Cost of goods sold in 2000 was 74.4% of sales as compared to 72.6% in 1999. Excluding productivity investments, the ratio was 74.1% in 2000. The increase in the ratio of cost of goods sold to sales was mainly due to the inclusion of Hussmann.

Selling and Administrative Expenses
2001 vs. 2000: Selling and administrative expenses were 15.0% of sales in 2001 as compared to 13.3% for 2000. Adjusted selling and administrative expenses were 14.5% of sales in 2001 as compared to 13.0% in 2000. The increase in the ratio reflects acquisitions of sales and service businesses that historically maintain higher ratios than the company's, and lower sales volumes by almost all segments.

2000 vs. 1999: Selling and administrative expenses were 13.3% of sales in 2000 as compared to 13.6% for 1999. Adjusted selling and administrative expenses were 13.0% of sales in 2000.

Restructure
In 2000, the company began a program to restructure its worldwide operations. The costs associated with this program included severance, plant rationalizations, organizational realignments consistent with the company's market-based structure and the consolidation of back office processes. Due to continued weakness in its major end markets, the company initiated a second phase of restructuring in the fourth quarter of 2001 that will focus on reducing general and administrative expenses. Restructure expense, primarily related to severance, was $93.1 million in 2001 as compared to $87.2 million in 2000.

Operating Income
2001 vs. 2000: Operating income for 2001 decreased by approximately 52% compared to 2000. Excluding restructure and other charges, operating income decreased by approximately 39% from comparable 2000 results. Comparable operating income margins also declined dramatically.

2000 vs. 1999: Operating income for 2000 increased slightly compared to 1999. Excluding restructure and other charges, operating income for 2000 increased by approximately 14% over 1999 due to the inclusion of Hussmann and Dresser-Rand.

Interest Expense
2001 vs. 2000: Interest expense for 2001 totaled $253.0 million, a decrease from 2000's total of $255.3 million. Lower average interest rates, combined with a reduction in outstanding debt were offset by a full year of interest associated with the debt incurred to purchase Hussmann.

2000  vs.  1999:   Interest expense of $255.3  million  for  2000  was
significantly higher than the $183.5 million in 1999 due to the impact of the debt incurred to purchase Hussmann and Dresser-Rand.

Other Income (Expense)
Other  income  (expense), net, includes foreign  exchange  activities,
equity   in   earnings  of  partially  owned  affiliates,  and   other
miscellaneous income and expense items.

2001 vs. 2000: In 2001, other income (expense), net, aggregated $6.8 million of net expense, as compared with $35.8 million of net income in 2000. Included in 2001 is $25 million in benefits from payments from U.S. Customs for antidumping claims associated with Engineered Solutions for years prior to 2001, partially reduced by one-time costs related to settlements of contract disputes. Additionally, 2001 includes increases in other normal miscellaneous expenses, which were partially offset by an $8.8 million gain on the sale of stock received in connection with the sale of Dresser-Rand's compression services business. Included in 2000 is a $50.4 million gain on the sale of Dresser-Rand's compression services business, which was partially offset by foreign exchange losses.

2000 vs. 1999: In 2000, other income (expense), net, aggregated $35.8 million of net income, as compared with $3.1 million of net income in 1999. During 2000, the $50.4 million gain on the sale of the compression services business of Dresser-Rand, offset by higher foreign exchange losses, resulted in the increase.

Minority Interests
The company's charges for minority interests are composed of two items: (1) charges associated with the company's equity-linked securities, and (2)interests of minority owners (less than 50%) in consolidated subsidiaries of the company.

2001 vs. 2000: Minority interests decreased from $39.3 million in 2000, to $20.1 million in 2001, mainly as a result of the conversion of equity-linked securities into approximately 8.3 million common shares in May 2001. This eliminated the charges associated with the securities. Additionally, earnings from consolidated entities in which the company has a majority ownership declined.

2000 vs. 1999: Minority interests charges increased from $29.1 million in 1999 to $39.3 million in 2000 due to higher earnings in entities in which the company has the majority ownership, while charges for equity-linked securities were comparable.

Provision for Income Taxes
As a result of the reorganization and subsequent incorporation in Bermuda, as well as other tax planning strategies, the company had a net tax benefit of $2.9 million for the year ended December 31, 2001. This compared to a provision of $284.4 million, and an effective tax rate of 34% for 2000 and a provision of $307.1 million, and an effective tax rate of 35% for 1999. As a result of the reincorporation from New Jersey to Bermuda, the company recorded a one time tax benefit of $59.8 million related to the utilization of previously limited foreign tax credits and net operating loss carryforwards in certain non-U.S. jurisdictions. The reincorporation is expected to provide annual tax savings of approximately $40 million to $60 million beginning in 2002. Also in 2001, the company realized a benefit of approximately $18.5 million related to prior year foreign sales corporation benefits. The effective tax rate for 2002 is expected to be approximately 20%.

Discontinued Operations
2000: Earnings from discontinued operations, net of tax, were $123.2 million for 2000. This represents the Ingersoll-Dresser Pump Company
(IDP) operating loss of $1.6 million in 2000, and an after-tax gain of $124.8 million recorded on the sale of IDP.

1999:   Earnings from discontinued operations, net of  tax,  for  1999 amounted to $28.0 million. This represents the company's 51% interest in IDP, net of appropriate taxes.

Outlook
The direction of the world economy during 2002 is very difficult to predict. There are many conflicting opinions about the prospects and timing of a recovery. In 2001 the company saw declines in virtually all of its key end markets, and expects to see declining markets for the first half of 2002 with a stabilization and slow gradual recovery in the second half of the year. First half 2002 revenues are forecasted to decrease 3% to 4% compared to last year, while second half revenues are expected to be up slightly compared with 2001. Overall, the company sees 2002 revenues declining by 1% to 3% compared to 2001.

Some of the key components expected to affect 2002 include major benefits from restructuring programs and from tax savings associated with the reincorporation in Bermuda, increased insurance and pension expenses, investment spending on new products and growth initiatives, results of new goodwill and intangible asset accounting and uncertain volume.

The first half of 2002 will be challenging. A gradual improvement in the North American economy coupled with tax and restructuring benefits are expected to generate favorable year-over-year earnings comparisons in the second half of 2002.

Review of Business Segments
During 2001, the company expanded its Industrial Solutions Sector to include Dresser-Rand, renamed its Bearings and Components Segment to Engineered Solutions and aggregated its tools and related production equipment operations, previously reported as part of the Industrial Products Segment, in the Air and Productivity Solutions Segment. Club Car has been added to the Infrastructure Segment.

The modification resulted from a change in the management reporting structure which occurred during the fourth quarter of 2001. Reportable segments have been restated to reflect these changes.



The following table summarizes costs for restructure and productivity investments by segment, for 2001 and 2000, in millions:

                             2001                      2000
                              Productivity               Productivity
                 Restructure   Investments  Restructure   Investments

Climate Control        $31.7        $ 32.1        $ 3.6         $ 6.9
Industrial Solutions
  Air and Productivity
    Solutions           16.2          21.6         16.5           6.0
  Dresser-Rand           2.1           7.1         11.0           4.4
  Engineered Solutions  19.6          15.3         11.5           1.3
Infrastructure           5.7          12.5         11.4           9.3
Security and Safety      3.0          25.2         15.1           8.9
Corporate               14.8          10.0         18.1          17.6
Total                  $93.1        $123.8        $87.2         $54.4

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers. It includes the market leading brands of Thermo King and Hussmann. All dollar amounts are in millions.

                                         2001         2000        1999

Sales                                $2,438.2     $2,002.4    $1,202.6
Operating income, reported           $   21.7     $  206.3    $  166.5
Operating margin, reported                0.9%        10.3%       13.8%
Operating income, before restructure
  and other charges                  $   85.5     $  216.8    $  166.5
Operating margin, before restructure
  and other charges                       3.5%        10.8%       13.8%

2001 vs. 2000: Climate Control revenues increased approximately 22% due to the full year inclusion of Hussmann as well as the 2001 acquisitions of NRS and Taylor. The increase due to acquisitions was substantially offset by lower Thermo King revenues, which resulted from deterioration of worldwide markets, especially the U.S. truck and trailer market. Operating income and margins decreased primarily due to declining revenues in higher margin product lines, pricing pressure in the container business, lower margins on acquired businesses and reduced spending by major U.S. supermarket chains.

2000 vs. 1999: Revenues increased by approximately 67% due to the acquisition of Hussmann in June 2000. Excluding Hussmann, operating income and margins decreased due to a severe decline in the North American truck and trailer market and continued weak truck and trailer results in Europe. However, the bus air conditioning and sea-going container business improved substantially.

Industrial Solutions
Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency. Industrial Solutions consists of the following three segments; Air and Productivity Solutions, Dresser-Rand, and Engineered Solutions.

Air and Productivity Solutions
Air and Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, fluid products, microturbines and industrial tools. All dollar amounts are in millions.

                                         2001        2000         1999
Sales                                $1,308.0     $1,412.9    $1,381.4
Operating income, reported           $   52.7     $  162.5    $  159.3
Operating margin, reported                4.0%        11.5%       11.5%
Operating income, before restructure
  and other charges                  $   90.5     $  185.0    $  159.3
Operating margin, before restructure
  and other charges                       6.9%        13.1%       11.5%

2001 vs. 2000: Air and Productivity Solutions' revenues decreased by approximately 7% primarily due to declining U.S. industrial activity, which was partially offset by continued strong growth in aftermarket service revenues. Operating income and margins also decreased due to lower demand for medium and large compressors used in industrial applications, as well as increased spending on development of the PowerWorks microturbine.

2000 vs. 1999: Revenues increased by approximately 2%. Excluding restructure and other charges, operating income and margins were higher due to an increased emphasis on the aftermarket business and ongoing cost and expense reduction activity, offset by spending on development of the PowerWorks microturbine.

Dresser-Rand
Dresser-Rand is engaged in the design, manufacture, sale  and  service
of  gas  compressors,  gas and steam turbines,  and  generators.   All
dollar amounts are in millions.

                                                   2001           2000
Sales                                            $881.3         $834.0
Operating income, reported                       $ 21.4         $  4.6
Operating margin, reported                          2.4%           0.6%
Operating income, before restructure
  and other charges                              $ 30.6         $ 20.0
Operating margin, before restructure
  and other charges                                 3.5%           2.4%

2001 vs. 2000: Dresser-Rand revenues increased by approximately 6% due to increased volume. Operating income and margins were also up, reflecting the increased volume and cost reductions from restructuring actions. Prior to February 2000, the company only owned 49% of Dresser-Rand and carried its investment on an equity basis.

Engineered Solutions
Engineered Solutions is engaged in the design, manufacture, sale and service of precision bearing products and motion control components and assemblies. It includes both Automotive and Industrial Engineered Solutions. This segment was formerly known as Bearings and Components. All dollar amounts are in millions.

                                         2001         2000        1999
Sales                                $1,077.8    $ 1,185.4    $1,239.5
Operating income, reported           $   78.0    $   159.8    $  145.8
Operating margin, reported                7.2%        13.5%       11.8%
Operating income, before restructure
  and other charges                  $  112.9    $   172.6    $  145.8
Operating margin, before restructure
  and other charges                      10.5%        14.6%       11.8%

2001 vs. 2000: Engineered Solutions' revenues decreased by approximately 9% due to lower volumes in the U.S. automotive and industrial equipment markets. Operating income and margins also decreased as a result of lower volumes. Operating income in 2001 includes a $25 million benefit from payments received from the U.S. Customs for antidumping claims.

2000 vs. 1999: Revenues decreased approximately 4% due to lower volumes in the automotive market as a result of a downturn in the production of light trucks and sport-utility vehicles. Operating income and margins increased due to significant ongoing cost and expense reduction activities, as well as higher aftermarket revenues.

Infrastructure
Infrastructure is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, electric and gasoline powered golf and utility vehicles, portable compressors and light towers, road construction and repair equipment, and a broad line of drills and drill accessories. It includes Bobcat, Club Car, Portable Power, Road Development and Specialty Equipment. All dollar amounts are in millions.

                                         2001         2000        1999
Sales                                $2,570.3    $ 2,752.5    $2,707.3
Operating income, reported           $  219.7    $   389.7    $  416.9
Operating margin, reported                8.5%        14.2%       15.4%
Operating income, before restructure
  and other charges                  $  237.9    $   410.4    $  416.9
Operating margin, before restructure
  and other charges                       9.3%        14.9%       15.4%

2001 vs. 2000: Infrastructure revenues decreased by approximately 7% along with dramatic declines in operating income and margins, as a result of significantly reduced demand from large U.S. rental companies and new equipment dealers who are aggressively managing inventory, as well as weaker North American Road Development. Operating margins also declined due to aggressive pricing and terms offered by competitors.

2000  vs. 1999:  Revenues increased by approximately 2%.   Bobcat's
revenue improvement due to volume gains was offset by lower sales in the rest of Infrastructure. Portable Power revenues declined as slowness in national rental accounts occurred, while Road Development revenues declined as a result of U.S. market softness.

Security and Safety
Security and Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, and electronic and biometric access control systems. All dollar amounts are in millions.

                                         2001        2000         1999
Sales                                $1,406.4    $ 1,410.4    $1,288.2
Operating income, reported           $  230.8    $   271.6    $  248.4
Operating margin, reported               16.4%        19.3%       19.3%
Operating income, before restructure
  and other charges                  $  259.0    $   295.6    $  248.4
Operating margin, before restructure
  and other charges                      18.4%        21.0%      19.3%

2001 vs. 2000: Security and Safety revenues remained constant, reflecting lower commercial and residential demand, offset by higher electronic solutions' revenues. Operating income was also lower, however margins remained strong. Lower operating income margins were affected by increased development spending in the electronic security solutions business.

2000 vs. 1999: Revenues increased approximately 10% due to continuing strength in both the commercial and residential markets. Excluding restructure and other charges, operating income and margins were also higher. In addition to higher volumes, increased profitability was due to productivity improvements and the successful assimilation of acquisitions in 2000.

Liquidity and Capital Resources
The following table contains several key measures used by management to gauge the company's financial performance. All dollar amounts are in millions.

                                              2001      2000      1999
Operating cash flow                         $601.6   $ 737.0    $854.7
Working capital                             $336.8   $(992.3)   $964.1
Current ratio                                  1.1       0.8       1.6
Debt-to-total capital ratio                     48%       49%       44%
Average working capital to net sales           0.2%     (2.9)%     9.3%
Average days outstanding in receivables       54.2      56.3      49.0
Average months' supply of inventory            2.7       2.5       2.3

Note: 1999 working capital includes $582.8 million in assets held for sale.

The company's primary source for liquidity has been operating cash flow, supplemented by commercial paper. The company's ability to borrow at a cost effective rate under the commercial paper program is contingent upon maintaining an investment grade credit rating. Additionally, the company has other short-term borrowing alternatives should the need arise. At December 31, 2001, the company had $2.5 billion in U.S. credit lines available. The company has improved its liquidity by refinancing $1.4 billion of short-term debt in 2001 with long-term, fixed rate debt at rates ranging from 5.75% to 6.25%. Due to this the company is less exposed to interest rate volatility and refinancing risk. The company continues to utilize a program to securitize accounts receivable to increase liquidity. During 2001, the company had sold approximately $1,439 million under this program, with $275 million outstanding at December 31, 2001.

In May 2001, equity-linked securities in the amount of $402.5 million of Ingersoll-Rand Financing I, a Delaware statutory business trust of IR-New Jersey, were exchanged for 8.3 million shares of common stock issued by IR-New Jersey in accordance with common stock purchase contracts issued by IR-New Jersey. Following the completion of these transactions, $32.5 million of securities remain outstanding and are included in long-term debt. The securities bear a distribution rate of 6.29% per annum and will mature in May 2003.

During 2000, the company acquired Hussmann for $1.7 billion in cash, sold IDP for $775 million in cash, and acquired full ownership of Dresser-Rand for $543 million. The acquisitions of Hussmann and Dresser-Rand were financed principally by issuing short-term commercial paper and from internally generated cash.

The   following  table  summarizes  the  company's  contractual   cash
obligations by required payment periods, in millions:

 Payments due         Long-term       Operating    Total contractual
    by period              debt          leases     cash obligations
         2002          $  192.3          $ 77.9             $  270.2
         2003             838.3            58.6                896.9
         2004             573.2            39.7                612.9
         2005             207.2            24.7                231.9
         2006             588.2            19.4                607.6
   Thereafter             694.5            36.3                730.8
        Total          $3,093.7          $256.6             $3,350.3

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all registrants to include a discussion of "critical" accounting policies or methods used in the preparation of financial statements. The notes to the financial statements include a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements and the following reviews the more critical accounting policies and methods used by the company:

O Revenue  recognition  -  The  company  recognizes  revenue   on
  sales of product at the time the goods are shipped and title has passed to the customer or when the services are performed. Provisions for discounts and rebates to the customers and other adjustments are provided for at the time of sale as a reduction to revenue.

O Depreciation   and  amortization  -  The  company   depreciates
  property, plant and equipment and amortizes goodwill and other intangible assets using primarily straight-line methods over the estimated remaining useful lives. Beginning on January 1, 2002, with the adoption of a new accounting standard, the company will no longer be required to amortize a substantial portion of its goodwill and other intangible assets.

O Hedging  instruments - The effective portion of  the  change  in the fair value of cash flow hedges are temporarily recorded in other comprehensive income, then recognized in earnings along with the effects of the hedged item. The company does not use derivatives for speculative purposes. A transition adjustment, of $1.2 million, after tax, was recorded in equity upon adoption of SFAS 133 and has been reclassed to earnings during the year. Ending equity includes $1.5 million related to cash flow hedges. The various instruments utilized are summarized later in Management's Discussion and Analysis.

O Employee  benefit  plans  -  The company  provides  a  range  of benefits to employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. The company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates and health care cost trend rates. The company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications is generally recorded or amortized over future periods. The company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on input from its actuaries and information as to assumptions used by other employers.

O Commitments  and  contingencies - The  company  is  involved  in various litigations, claims and administrative proceedings, including environmental matters, arising in the normal course of business. The company has recorded reserves in the financial statements related to these matters which are developed based on consultation with legal counsel and internal and external consultants and engineers, depending on the nature of the reserve. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the company believes its estimated reserves are reasonable and does not believe the liability with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the company for any year.

O Accrued  liabilities  -  The  company  has  accrued  liabilities for product liability claims, workers compensation matters and product warranty issues. The company has recorded reserves in the financial statements related to these matters, which are
  developed   using  input  derived  from  actuarial   estimates   and
  historical  and  anticipated  experience  data  depending   on   the
  nature  of  reserve.   The company believes its  estimated  reserves
  are reasonable.

O Allowance  for  doubtful accounts and inventory reserves  -  The
  company   has   provided   an   allowance   for   doubtful   account
  receivables and inventory reserves based upon its knowledge of its end markets, customer base and products.

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in the company's financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in the company's results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the company's estimates and actual amounts in any year, have not had a significant impact on the consolidated financial statements.

The average short-term borrowings outstanding, excluding current maturities of long-term debt, were $997.9 million in 2001, compared to $1,352.1 million in 2000. The weighted average interest rate during 2001 and 2000 was 5.5% and 6.6%. The maximum amounts outstanding during 2001 and 2000 were $1,505.8 million and $2,533.8 million, respectively.

The company had $1.25 billion in U.S. short-term credit lines and $1.25 billion in long-term credit lines at December 31, 2001, all of which were unused. Additionally, $1.0 billion of non-U.S. credit lines were available for working capital purposes, $786.5 million of which was unused at the end of the year. These facilities exceed projected requirements for 2002 and provide direct support for commercial paper and indirect support for other financial instruments, such as letters of credit and comfort letters.

In 2001 and 2000, foreign currency translation adjustments decreased shareholders' equity by $45.9 million and $90.2 million, respectively. This was due to the strengthening of the U.S. dollar against other currencies in countries where the company has significant operations. Currency fluctuations in the euro and the British pound accounted for nearly all of the change.

The company utilizes two wholly owned, special purpose subsidiaries to purchase accounts and notes receivable at a discount from the company on a continuous basis. These special purpose subsidiaries simultaneously sell an undivided interest in these accounts and notes receivable to a financial institution up to a maximum of $300.0 million in 2001 and $240.0 million in 2000. The agreements between the special purpose corporations and the financial institution do not have predefined expiration dates. The company is retained as the servicer of the pooled receivables. At December 31, 2001 and 2000, $275.0 million and $210.0 million of such receivables, respectively, remained uncollected.

Capital expenditures were $200.6 million and $201.3 million in 2001 and 2000, respectively. The company continues investing to improve manufacturing productivity, reduce costs, and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2002 is estimated at approximately $200.0 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at the option of the company without incurring substantial charges. There are no planned projects, either individually or in the aggregate, that represent a material commitment for the company.

At December 31, 2001, 2000 and 1999, employment totaled 55,898, 56,688 and 46,062, respectively. The decrease from 2000 to 2001 was due to terminations from the company's restructuring program, which were partially offset by acquisitions. The increase from 1999 to 2000 was due to acquisitions during the year, which were partially offset by terminations under the company's restructuring program.

Financial Market Risk
The company is exposed to fluctuations in the price of major raw materials used in the manufacturing process, foreign currency fluctuations and interest rate charges. From time to time the company enters into agreements to reduce its raw material, foreign currency and interest rate risks. Such agreements hedge only specific transactions or commitments. To minimize the risk of counter party non-performance, such agreements are made only through major financial institutions with significant experience in such financial instruments.

The company generates foreign currency exposures in the normal course of business. To mitigate the risk from foreign currency exchange rate fluctuations, the company will generally enter into forward currency exchange contracts or options for the purchase or sale of a currency in accordance with the company's policies and procedures. The company applies sensitivity analysis and value at risk (VAR) techniques when measuring the company's exposure to currency fluctuations. VAR is a measurement of the estimated loss in fair value until currency positions can be neutralized, recessed or liquidated and assumes a 95% confidence level with normal market conditions. The potential one-day loss, as of December 31, 2001, was $3.1 million and is considered insignificant in relation to the company's results of operations and shareholders' equity.

The company maintains significant operations in countries other than the U.S.; therefore, the movement of the U.S. dollar against foreign currencies has an impact on the company's financial position. Generally, the functional currency of the company's non-U.S. subsidiaries is their local currency. The company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of forward exchange contracts and options. The company attempts, through its hedging activities, to mitigate the impact on income of changes in foreign exchange rates.

At December 31, the contractual amounts of foreign currency contracts were:

In millions                               2001               2000
                                     Buy      Sell       Buy      Sell
British pounds                    $ 14.0    $  8.8    $ 59.5    $  4.6
Canadian dollars                   137.6       9.6     106.8      33.1
Euro and euro-linked
  currencies                        23.0     185.6      75.8     157.7
Japanese yen                        21.6      27.3      27.6       0.3
Other                               12.2      18.7       7.4      27.3
Total                             $208.4    $250.0    $277.1    $223.0

Starting in late 1999, the company began purchasing on a limited basis, commodity derivatives to hedge the variable portion in supplier contracts of the costs of metals used in its products. Gains and losses on the derivatives are included in cost of sales in the same period as the hedged transaction.

The following table summarizes commodity contracts by maturity:

Commodity contracts                      2002         2003       Total

Aluminum
  Contract amount in millions           $17.7          -         $17.7
  Contract quantity (in 000 lbs.)        28.9          -          28.9
Copper
  Contract amount in millions           $ 8.3          -         $ 8.3
  Contract quantity (in 000 lbs.)        10.9          -          10.9
Zinc
  Contract amount in millions             -           $2.1       $ 2.1
  Contract quantity (in 000 lbs.)         -            5.5         5.5
Total
  Contract amount in millions           $26.0         $2.1       $28.1
  Contract quantity (in 000 lbs.)        39.8          5.5        45.3

With regard to interest rate risk, the effect of a hypothetical 1% increase in interest rates, across all maturities, would decrease the estimated fair value of the company's long-term debt at December 31, 2001, from $2,996.7 million to an estimated fair value of $2,889.6 million.

Environmental Matters
The company continues to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the company currently is engaged in site investigations and remedial activities to address environmental cleanup from past operations at current and former manufacturing facilities.

During 2001, the company spent approximately $2.0 million on capital projects for pollution abatement and control, and an additional $7.8 million for environmental remediation expenditures at sites presently or formerly owned or leased by the company. It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant. Therefore, an accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain. The company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

The company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites there are other PRPs and in most instances, the company's site involvement is minimal.

In estimating its liability, the company has not assumed it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

Although uncertainties regarding environmental technology, U.S. federal and state laws and regulations and individual site information make estimating the liability difficult, management believes that the total liability for the cost of remediation and environmental lawsuits and claims will not have a material effect on the financial condition, results of operations, liquidity or cash flows of the company for any year. It should be noted that when the company estimates its liability for environmental matters, such estimates are based on current technologies, and the company does not discount its liability or assume any insurance recoveries.

New Accounting Standards
The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which became effective for the company on March 31, 2001. The statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS No. 140 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

For all business combinations subsequent to June 30, 2001, the company applied the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of these standards, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, while all other intangible assets are to be amortized over their estimated useful lives. Amortization expense related to goodwill was $135.1 million in 2001, $135.3 million in 2000 and $102.3 million in 1999.

Additional provisions of SFAS No. 141 and No. 142, including annual impairment testing for goodwill and intangible assets, became effective for the company on January 1, 2002. The company is currently determining the impact of adopting these provisions under the transition provisions of the statements, and anticipates that it may record an impairment charge.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective January 1, 2003, for the company. The company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, which provides guidance on the accounting for the impairment or disposal of long-lived assets and was adopted January 1, 2002, by the company. Adoption of SFAS No. 144 did not have a material effect on the company's consolidated financial position or results of operations.

The company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its amendments as of January 1, 2001. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives will be recognized in earnings or other comprehensive income, depending on the designated purpose of the derivative. The company recorded approximately $1.2 million after tax representing the cumulative effect adjustment as a decrease to accumulated other comprehensive income at January 1, 2001.


Item 7A. QUANTITATIVE  AND  QUALITATIVE DISCLOSURE  ABOUT  MARKET
         RISK

The  information  under the caption "Financial  Market  Risk"  in
Item   7,  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The consolidated financial statements and the report thereon of PricewaterhouseCoopers dated February 5, 2002, are included as
Exhibit 13-The Annual Report to Shareholders for 2001.

(b) The unaudited quarterly financial data for the two-year period ended December 31, is as follows (in millions except per share amounts):
                      Net     Cost of    Operating         Net
2001                sales   goods sold      income    earnings
First quarter    $2,291.3     $1,787.3    $  138.6      $ 49.3
Second quarter    2,459.3      1,933.3       162.4        62.9
Third quarter     2,374.9      1,865.0       115.5        33.9
Fourth quarter    2,556.5      2,025.9       106.7       100.1
  Year 2001      $9,682.0     $7,611.5    $  523.2      $246.2
2000
First quarter    $2,163.2     $1,607.0    $  258.7      $136.1
Second quarter    2,476.8      1,829.0       333.3       175.3
Third quarter     2,504.6      1,883.9       235.4       251.9
Fourth quarter    2,453.0      1,821.5       262.0       106.1
  Year 2001      $9,597.6     $7,141.4    $1,089.4      $669.4

All amounts shown have been restated to reflect adoption of Emerging Issues Task Force Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" in the fourth quarter of 2001.

                       2001                       2000
                 Basic       Diluted        Basic       Diluted
              earnings      earnings     earnings      earnings
                   per           per          per           per
                common        common       common        common
                 share         share        share         share

First quarter    $0.31         $0.31        $0.84         $0.83
Second quarter    0.38          0.38         1.09          1.08
Third quarter     0.20          0.20         1.56          1.55
Fourth quarter    0.60          0.59         0.66          0.66
  Year           $1.49         $1.48        $4.15         $4.12


Item 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is (i) incorporated by reference in this Form 10-K Annual Report from pages 5 through 7, and 23 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 1, 2002, and (ii) included after Item 4 in Part I of this Form 10-K Annual Report.

Item 11.  EXECUTIVE COMPENSATION

Information   on   executive  compensation  is  incorporated   by
reference in this Form 10-K Annual Report from pages 9 through 19 of the company's definitive proxy statement for the Annual
Meeting of Shareholders to be held on May 1, 2002.

Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

Information on security ownership of directors and nominees, directors and officers as a group and certain beneficial owners is incorporated by reference in this Form 10-K Annual Report on pages 4 and 5 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 1, 2002.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated by reference in this Form 10-K Annual Report from page 23 of the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 1, 2002.

                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) 1. and 2.   Financial  statements  and  financial  statement
                schedules
                The financial statements, together with the reports thereon of PricewaterhouseCoopers dated
                February  5,  2002,  and  PricewaterhouseCoopers
                LLP,  dated February 6, 2001 included as Exhibit
                13 and the unaudited quarterly financial data included in Part II Item 8(b) are incorporated by reference in this Form 10-K Annual Report.
                The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual
                Report to Shareholders for 2001.

                Separate financial statements for all 50 percent or less owned companies, accounted for by the equity method have been omitted because no individual entity constitutes a significant subsidiary.

(b)             Reports on Form 8-K
                A Current Report on Form 8-K (Item 5) dated February 6, 2001 reporting the Debt Securities Underwriting Agreement Standard Provisions relating to Registration Statement No. 333-50902.

                A Current Report on Form 8-K (Item 5) dated February 9, 2001 reporting the filing of Exhibit 12 - Computation of the Ratio of Earnings to Fixed Charges and Exhibit 13 - Audited Financial Statements at and for the year ended December 31, 2000.

                A  Current  Report on Form 8-K/A (Item  5)  dated
                February  9, 2001 amending the filing of  Exhibit
                23 - Consent of PricewaterhouseCoopers LLP.

                A Current Report on Form 8-K (Item 7) dated September 30, 2001 reporting on the Restated Consolidated Financial Statements reporting Dresser-Rand Company on a fully consolidated basis for the years ending December 31, 1997, 1998, 1999, 2000, and the first and second quarters of 2001 and the amended Exhibit 12 -
                Computations  of  Ratios  of  Earnings  to  Fixed
                Charges.

                A Current Report on Form 8-K (Item 7) dated October 16, 2001 reporting on the Press Release dated October 16, 2001 regarding Ingersoll-Rand's Board of Directors Approval of Change in Place of Incorporation to Bermuda.

                A Current Report on Form 8-K (Item 5) dated December 21, 2001 reporting on the $62 million received by the Torrington Company relating to the Continued Dumping and Subsidy Offset Act of 2000.

                A Current Report on Form 8-K (Item 5 and Item 7) dated December 31, 2001 reporting on the corporate reorganization of the Company resulting in its change in domicile from New Jersey to Bermuda under the name Ingersoll-Rand Company Limited.

          3.    Exhibits
                The exhibits listed on the accompanying index to exhibits are filed as part of this Form 10-K
                Annual Report.




                 INGERSOLL-RAND COMPANY LIMITED

                 INDEX TO FINANCIAL STATEMENTS
               AND FINANCIAL STATEMENT SCHEDULES
                     (Item 14 (a) 1 and 2)


                                                          Form
                                                          10-K
Consolidated Financial Statements:
  Reports of independent accountants                         *
  Consolidated balance sheet at
    December 31, 2001 and 2000                               *
  For the years ended December 31, 2001, 2000 and 1999:
    Consolidated statement of income                         *
    Consolidated statement of shareholders' equity           *
    Consolidated statement of cash flows                     *
  Notes to consolidated financial statements                 *
Selected unaudited quarterly financial data                 **

Financial Statement Schedule:
  Reports of independent accountants on
    financial statement schedule                     See below
  Consolidated schedule for the years ended
    December 31, 2001, 2000 and 1999:
    Schedule II -- Valuation and Qualifying
      Accounts                                       See below


*   See Exhibit 13 - Ingersoll-Rand Company Limited Annual
    Report to Shareholders for 2001.

**  See Item 8 Financial Statements and Supplementary Data.

Financial  statement schedules not included  in  this  Form  10-K
Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULE


To  the  Board  of  Directors and Shareholders of  Ingersoll-Rand
Company Limited:

Our audit of the 2001 consolidated financial statements referred to in our report dated February 5, 2002, appearing in the 2001 Annual Report to Shareholders of Ingersoll-Rand Company Limited, the successor company to Ingersoll-Rand Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PricewaterhouseCoopers
PricewaterhouseCoopers
Hamilton, Bermuda
February 5, 2002



              REPORT OF INDEPENDENT ACCOUNTANTS ON
                  FINANCIAL STATEMENT SCHEDULE


To  the  Board  of  Directors and Shareholders of  Ingersoll-Rand
Company Limited:

Our audit of the 2000 and 1999 consolidated financial statements referred to in our report dated February 6, 2001, appearing in the 2001 Annual Report to Shareholders of Ingersoll-Rand Company Limited, the successor company to Ingersoll-Rand Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 6, 2001


               CONSENT OF INDEPENDENT ACCOUNTANTS


   We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-66624) and S-8 (No. 333-67257, No. 333-35229, No. 333-00829, No. 333-19445, and No.
333-42133) of Ingersoll-Rand Company Limited, the successor company to Ingersoll-Rand Company, of our report dated February 5, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 5, 2002 relating to the financial statement schedule, which appears in this Form 10-K.

/S/ PricewaterhouseCoopers
PricewaterhouseCoopers
Hamilton, Bermuda
March 13, 2002


               CONSENT OF INDEPENDENT ACCOUNTANTS


   We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-66624) and S-8 (No. 333-67257, No. 333-35229, No. 333-00829, No. 333-19445, and No.
333-42133) of Ingersoll-Rand Company Limited, the successor company to Ingersoll-Rand Company, of our report dated February 6, 2001 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 6, 2001 relating to the financial statement schedule, which appears in this Form 10-K.

/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 13, 2002






                                                    SCHEDULE II


                 INGERSOLL-RAND COMPANY LIMITED

               VALUATION AND QUALIFYING ACCOUNTS

      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                     (Amounts in millions)



                                 Additions
                                charged to
                    Balance at   costs and               Balance
                     beginning    expenses  Deductions    at end
Description            of year         (*)        (**)   of year

2001
Doubtful accounts       $ 48.5      $ 16.4     $  10.6    $ 54.3

2000
Doubtful accounts       $ 33.4      $ 22.3      $  7.2    $ 48.5

1999
Doubtful accounts       $ 35.4      $  8.7      $ 10.7    $ 33.4



(*) "Additions" include foreign currency translation and business acquisitions.

(**) "Deductions" include accounts and advances written off, less recoveries.


                 INGERSOLL-RAND COMPANY LIMITED
                       INDEX TO EXHIBITS
                          (Item 14(a))
Description

2 Agreement and Plan of Merger, dated as of October 31, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and IR Merger Corporation. Incorporated by reference to Amendment No. 1 to Form S-4. Registration Statement No, 333-71642, filed October 30, 2001.

3.1  Memorandum of Association of Ingersoll-Rand Company Limited.
     Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement No. 333-71642, filed October 30, 2001.

3.2 Amended and Restated Bye-Laws of Ingersoll-Rand Company Limited. Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement No. 333-71642, filed October 30, 2001.

4.1  Certificate of Designation, Preferences and Rights  of  Series
     A  Preference  Shares  of  Ingersoll-Rand  Company   Limited.
     Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement No. 333-71642, filed October 30, 2001.

4.2  Rights Agreement between Ingersoll-Rand Company Limited and
     The Bank of New York, as Rights Agent. Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement No. 333-71642, filed October 30, 2001.

4.3 Voting Agreement between Ingersoll-Rand Company Limited and Ingersoll-Rand Company. Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement No. 333-71642, filed October 30, 2001.

4.4 Indenture, dated as of August 1, 1986, between Ingersoll-Rand Company and The Bank of New York, as Trustee, as supplemented by first, second and third supplemental indentures. Incorporated by reference to Ingersoll-Rand Company's Form S-3 Registration Statement No. 33-39474 as filed March 18, 1991 and to Form S-3 Registration Statement No. 333-50902 as filed November 29, 2000.

4.5 Fourth Supplemental Indenture, dated as of December 31, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and The Bank of New York, as trustee. Filed herewith.

4.6 Indenture, dated as of March 23, 1998, between Ingersoll-Rand Company and The Bank of New York, as trustee. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

4.7 First Supplemental Indenture, dated as of March 23, 1998 between Ingersoll-Rand Company and The Bank of New York, as trustee. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

4.8 Second Supplemental Indenture, dated December 31, 2001, among Ingersoll Rand Company Limited, Ingersoll-Rand Company and The Bank of New York. Filed herewith.

4.9 Amended and Restated Declaration of Trust for Ingersoll-Rand Financing I, a Delaware statutory business trust, dated March 23, 1998. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

4.10 Guarantee Agreement, dated as of March 23, 1998, between Ingersoll-Rand Company and The First National Bank of Chicago, as trustee. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

4.11 Credit Agreement dated as of July 2, 2001, among Ingersoll-Rand Company, the banks listed therein, The Chase Manhattan Bank, as Administrative Agent, Citibank N.A., and Deutsche Banc Alex. Brown Inc., as Co-Syndication Agents, and The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company, as Co-Documentation Agents. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2001 of Ingersoll-Rand Company, filed August 2, 2001.

4.12 Amendment and Waiver, dated as of November 28, 2001, and Ingersoll-Rand Company Limited, Ingersoll-Rand Company, JP Morgan Chase Bank, as Administrative Agent, Citibank N.A., and Deutsche Banc Alex. Brown Inc., as Co-Syndication Agents, and The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company, as Co-Documentation Agents. Filed herewith.

4.13 Credit Agreement, dated as of July 2, 2001, among Ingersoll-Rand Company, the banks listed therein, The Chase Manhattan Bank, as Administrative Agent, Citibank N.A., and Deutsche Banc Alex. Brown Inc., as Co-Syndication Agents, and The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company, as Co-Documentation Agents. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2001 of Ingersoll-Rand Company, filed August 2, 2001.

4.14 Amendment and Waiver, dated as of November 28, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company, JP Morgan Chase Bank, as Administrative Agent, Citibank N.A., and Deutsche Banc Alex. Brown Inc., as Co-Syndication Agents, and The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company, as Co-Documentation Agents. Filed herewith.

4.15 Ingersoll-Rand Company Limited and its subsidiaries are par ties to several long-term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of Ingersoll-Rand Company Limited and its subsidiaries on a consolidated basis. Pursuant to paragraph 4 (iii) of Item 601(b) of Regulation S-K, Ingersoll-Rand Company Limited agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1 Management Incentive Unit Plan of Ingersoll-Rand Company. Amendment to the Management Incentive Unit Plan, effective January 1, 1982. Amendment to the Management Incentive Unit Plan, effective January 1, 1987. Amendment to the Management Incentive Unit Plan, effective June 3, 1987. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10.2 Reorganization Amendment to Management Incentive Unit Plan, dated December 31, 2001. Filed herewith.

10.3 Amended and Restated Director Deferred Compensation and Sto ck Award Plan. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 2000, filed March 20, 2001.

10.4 First Amendment to Director Deferred  Compensation and Stock
     Award Plan.  Filed herewith.

10.5 Description  of Bonus Arrangement for Sector  Presidents  of
     Ingersoll-Rand Company Limited. Filed herewith.

10.6 Description of Bonus Arrangement for Chairman, President and
     Staff Officers of Ingersoll-Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10.7 Amended  and  Restated  Change of  Control  Agreement  with
     Chairman, dated as of October 1, 2001.  Filed herewith.

10.8 Amended and Restated Form of Change of Control Agreement dated as of October 1, 2001, with selected executive officers of Ingersoll-Rand Company other than Chairman. Filed herewith.

10.9 Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll-Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10.10 Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll-Rand Company. Incorporated by reference to Form 10-K for the year ended December 31, 1996, filed March 26, 1997.

10.11 Forms of insurance and related letter agreements with certain executive officers of Ingersoll-Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10.12 Restated   Supplemental  Pension  Plan  of   Ingersoll-Rand
      Company. Incorporated by reference to Form 10-K of Ingerso ll-Rand Company for the year ended December 31, 1995, filed March 29, 1996.

10.13 Reorganization Amendment to Supplemental Pension Plan, dated December 31, 2001. Filed herewith.

10.14 Supplemental Savings and Stock Investment Plan, effective as of January 1, 1989. Incorporated by reference to Form
      10-K  of Ingersoll-Rand Company for the year ended December
      31, 1993, filed March 30, 1994.

10.15 First   Amendment   to  Supplemental  Savings   and   Stock
      Investment Plan, dated December 31, 2001.  Filed herewith.

10.16 Supplemental  Retirement  Account  Plan  effective  as   of
      January 1, 1989. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10.17 First Amendment to Supplemental Retirement Account Plan, dated December 31, 2001. Filed herewith.

10.18 Incentive Stock Plan of 1995. Incorporated by reference to the Notice of 1995 Annual Meeting of Shareholders and
      Proxy Statement dated March 15, 1995. See Appendix A of the Proxy Statement dated March 15, 1995.

10.19 Reorganization Amendment to Incentive Stock Plan of 1995, dated December 21, 2001. Filed herewith.

10.20 Senior   Executive  Performance  Plan.  Incorporated     by
      reference to the Notice of 2000 Annual Meeting of Shareholders and Proxy Statement, dated March 7, 2000.
      See  Appendix  A  of the Proxy Statement,  dated  March  7,
      2000.

10.21 Amended and Restated Elected Officers Supplemental Plan. I ncorporated by reference to Form 10-K of Ingersoll-Rand
      Company  for the year ended December 31, 1998, filed  March
      30, 1999.

10.22 First Amendment to Elected Officers Supplemental Plan, dated March 22, 1999. Filed herewith.

10.23 Second Amendment to Elected Officers Supplemental Plan, dated March 22, 1999. Filed herewith.

10.24 Third Amendment to Elected Officers Supplemental Plan, dated December 31, 2001. Filed herewith.

10.25 Amended  and  Restated Executive Deferred Compensation
      Plan. Incorporated by reference to Form 10-K for the year ended December 31, 2000. Filed March 20, 2001.

10.26 First Amendment to Executive Deferred Compensation Plan, dated December 31, 2001. Filed herewith.

10.27 Incentive  Stock Plan of 1998.  Incorporated  by  reference to  Appendix  A  to  the Notice of 1998 Annual  Meeting  of
      Shareholders   and   Proxy  Statement   of   Ingersoll-Rand
      Company, dated March 17, 1998.

10.28 Amendment  of  Incentive Stock Plan of 1998, dated  May  2,
      2001.  Filed herewith.

10.29 Reorganization Amendment to Incentive Stock Plan of 1998, dated December 31, 2001. Filed herewith.

10.30 Composite   Employment  Agreement  with   Chief   Executive
      Officer. Incorporated by reference to Form 10-K for the year ended December 31, 1999, filed March 30, 2000.

10.31 Employment  Agreement  with Michael Radcliff,  Senior  Vice
      President.   Incorporated  by reference  to  Form  10-K  of
      Ingersoll-Rand  for  the  year  ended  December  31,  2000.
      Filed March 20, 2001.

10.32 Employment  Agreement with Randy  Smith,  Senior  Vice
      President. Incorporated by reference to Form 10-K of Ingersoll-Rand for the year ended December 31, 2000. Filed March 20, 2001.

10.33 Employment Agreement with John Turpin, Senior Vice  Preside
      nt.  Incorporated by reference to Form 10-K  of  Ingersoll-
      Rand  for  the year ended December 31, 2000.   Filed  March
      20, 2001.

12 Computations of Ratios of Earnings to Fixed Charges. Filed herewith.

13    Ingersoll-Rand   Company   Limited   Annual    Report    to
      Shareholders for  2001.  Filed herewith. Not deemed  to  be
      filed   as  part  of  this  report  except  to  the  extent
      incorporated by reference.

21    List of Subsidiaries of Ingersoll-Rand Company Limited.
      Filed herewith.







                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INGERSOLL-RAND COMPANY LIMITED
                                          (Registrant)

                                   By    /S/ Herbert L. Henkel
                                         Herbert L. Henkel

                                   Date  March  13,  2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                 Date

                                Chairman
                            President, Chief
                           Executive Officer
                         and Director (Principal
/S/ Herbert L. Henkel       Executive Officer)    March  13, 2002
 (Herbert L. Henkel)

                          Vice President and
                         Controller (Principal
/S/ Steven R, Shawley   Financial and Accounting
 (Steven R. Shawley)            Officer)          March  13, 2002


/S/ Ann C. Berzin               Director          March  13, 2002
(Ann C. Berzin)


/S/ Joseph P. Flannery          Director          March  13, 2002
 (Joseph P. Flannery)


/S/ Peter C. Godsoe             Director          March  13, 2002
 (Peter C. Godsoe)


/S/ Constance J. Horner         Director          March  13, 2002
 (Constance J. Horner)


/S/ H. William Lichtenberger    Director          March  13, 2002
(H. William Lichtenberger)

/S/ Theodore E. Martin          Director          March  13, 2002
 (Theodore E. Martin)

/S/ Patricia Nachtigal          Director          March  13, 2002
 (Patricia Nachtigal)


/S/ Orin R. Smith               Director          March  13, 2002
(Orin R. Smith)


/S/ Richard J. Swift            Director          March  13, 2002
(Richard J. Swift)


/S/ Tony L. White               Director          March  13, 2002
 (Tony L. White)