Form 10-Q
period 2002-03-15
INGERSOLL RAND CO LTD
filed 2002-05-15
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[	X	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-985

INGERSOLL-RAND COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
Clarendon House 2 Church Street Hamilton HM 11, Bermuda (Address of principal executive offices)

(441) 295-2838
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No       .

The number of Class A common shares outstanding as of April 30, 2002 was 168,972,893.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX
PART I.

FINANCIAL INFORMATION

Item 1 - Financial Statements:

Condensed Consolidated Income Statement for the three months ended March 31, 2002 and 2001

Condensed Consolidated Balance Sheet at March 31, 2002 and December 31, 2001

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

PART II.	OTHER INFORMATION Item 4 - Submission of Matters to a Vote of Security Holders Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(in millions except per share amounts)

	Three months ended March 31,
	2002	2001

Net sales	$ 2,305.9	$ 2,291.3
Cost of goods sold	1,774.3	1,787.3
Selling and administrative expenses	348.2	342.1
Restructuring charges	11.8	23.3
Operating income	171.6	138.6
Interest expense	(59.5)	(64.5)
Other income (expense), net	(10.2)	7.5
Minority interests	(3.4)	(8.5)
Earnings before income taxes	98.5	73.1
Provision for income taxes	17.6	23.8
Net earnings	$ 80.9	$ 49.3

Basic earnings per common share	$ 0.48	$ 0.31

Diluted earnings per common share	$ 0.48	$ 0.31

Dividends per share	$ 0.17	$ 0.17

See accompanying notes to condensed consolidated financial statements.

 INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

ASSETS

	March 31, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$ 92.6	$ 114.0
Marketable securities	6.1	7.4
Accounts and notes receivable, net	1,497.7	1,482.9
Inventories, net	1,345.0	1,295.3
Prepaid expenses and deferred income taxes	315.6	288.2
Total current assets	3,257.0	3,187.8

Property, plant and equipment, net	1,600.5	1,633.0
Goodwill	4,775.0	4,811.7
Intangible assets, net	890.3	849.1
Other assets	628.1	582.1
Total assets	$11,150.9	$11,063.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accruals	$ 2,075.4	$ 2,287.3
Loans payable	1,488.3	563.7
Total current liabilities	3,563.7	2,851.0

Long-term debt	2,203.8	2,900.7
Postemployment liabilities	919.5	920.4
Other noncurrent liabilities	490.4	475.0
	7,177.4	7,147.1

Shareholders' equity:
Common shares	168.9	168.0
Other shareholders' equity	4,152.2	4,070.0
Accumulated other comprehensive income	(347.6)	(321.4)
Total shareholders' equity	3,973.5	3,916.6
Total liabilities and equity	$11,150.9	$11,063.7

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net earnings	$ 80.9	$ 49.3
Adjustments to arrive at net cash used in operating activities:
Restructure of operations	11.8	23.3
Depreciation and amortization	64.1	93.5
Changes in other asset and liabilities, net	(330.5)	(294.4)
Other, net	14.1	1.1
Net cash used in operating activities	(159.6)	(127.2)

Cash flows from investing activities:
Capital expenditures	(33.9)	(39.7)
Investments and acquisitions, net of cash	(60.4)	(21.2)
Proceeds from business dispositions	-	17.5
Decrease in marketable securities	1.0	97.4
Proceeds from sale of property, plant and equipment	11.5	10.8
Other, net	(1.7)	0.2
Net cash (used in) provided by investing activities	(83.5)	65.0

Cash flows from financing activities:
Net change in debt	226.2	164.4
Purchase of treasury stock	-	(58.1)
Dividends paid	(28.6)	(27.3)
Proceeds from exercise of stock options	28.2	3.8
Net cash provided by financing activities	225.8	82.8

Effect of exchange rate changes on cash and cash equivalents	(4.1)	1.0

Net (decrease) increase in cash and cash
equivalents	(21.4)	21.6
Cash and cash equivalents - beginning of period	114.0	97.0
Cash and cash equivalents - end of period	$ 92.6	$ 118.6

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three months ended March 31, 2002 and 2001.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - During 2001, the company substantially completed a restructuring program that was initiated in 2000, which included such actions as employee severance, plant rationalizations, organizational realignments consistent with the company's market-based structure and the consolidation of back-office processes. In response to continued weakness in its major end markets, the company initiated a second phase of restructuring in the fourth quarter of 2001, which is focused on reducing general and administrative expense and is expected to be completed by the end of 2002. The programs have resulted in a workforce reduction of more than 4,600 employees. Charges for restructuring for the first quarter of 2002 totaled $11.8 million.

The company recorded pretax restructuring charges by business segment for the three months ended March 31, as follows:

In millions	2002	2001
Climate Control	$ 2.4	$ 10.9
Industrial Solutions:
Air and Productivity Solutions	(3.1)	-
Dresser-Rand	0.8	1.6
Engineered Solutions	1.2	7.1
Infrastructure	5.3	2.9
Security and Safety	0.4	0.8
Corporate	4.8	-
Total	$11.8	$ 23.3

In the first quarter of 2002, the Air and Productivity Solutions Segment decreased its provision for restructuring due to lower than expected costs associated with its restructuring activities.

A reconciliation of the restructuring provision is as follows:

In millions	Employee termination costs	Facility exit costs	Total
Balance at December 31, 2001	$ 34.5	$ 7.1	$ 41.6
Provision	14.9	-	14.9
Change in estimate	(3.1)	-	(3.1)
Cash payments	(23.5)	-	(23.5)
Balance at March 31, 2002	$22.8	$ 7.1	$29.9

 Note 3 - In June 2000, the company acquired Hussmann International, Inc. (Hussmann), for approximately $1.7 billion in cash after consideration of amounts paid for outstanding stock options, debt retirement, employee contracts and transaction costs. Hussmann's business is the design, production, installation and service of merchandising and refrigeration systems for the global food industry. In connection with the Hussmann acquisition, purchase accounting reserves were created for the closure and restructure of a number of Hussmann facilities. The amounts are as follows.

In millions	Employee termination costs	Facility exit costs	Total
Balance at December 31, 2001	$12.1	$ 23.1	$ 35.2
Cash payments	(2.4)	(2.6)	(5.0)
Balance at March 31, 2002	$ 9.7	$ 20.5	$ 30.2

Note 4 - Inventories are stated at cost, which is not in excess of market. Most U.S. manufactured inventories, excluding the Climate Control and Dresser-Rand Segments, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories were as follows (in millions):

	March 31, 2002	December 31, 2001
Raw materials and supplies	$ 312.9	$ 307.9
Work-in-process	394.2	395.5
Finished goods	779.5	733.1
	1,486.6	1,436.5
Less-LIFO reserve	141.6	141.2
Total	$1,345.0	$1,295.3

Note 5 - Effective January 1, 2002, the company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets". Under the provisions of this standard, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but rather are tested for impairment at least annually. All other intangible assets are to be amortized over their estimated useful lives. The company is still in the process of completing the first step of the impairment test, which will be completed by June 30, 2002. The company anticipates that it may record a goodwill impairment charge, however additional analysis must be completed.

The following is a reconciliation of previously reported financial information to adjusted amounts excluding amortization expense relating to goodwill and other intangible assets deemed to have indefinite lives, which are no longer being amortized (in millions, except per share amounts):

	For the quarter ended March 31, 2001	Earnings per share Basic Diluted
Net earnings as reported	$49.3	$0.31	$0.31
Goodwill amortization expense, net of tax	30.5	0.19	0.19
Other intangible asset amortization expense, net of tax	0.9	0.01	0.01
Adjusted net earnings	$80.7	$0.51	$0.51

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows (in millions):

	Balance at December 31, 2001	Reclassifications to intangible assets*	Goodwill related to current year acquisitions	Translation adjustments and other	Balance at March 31, 2002
Climate Control	$ 3,336.1	$ (22.7)	$ 1.3	$ (2.8)	$ 3,311.9
Air and Productivity
Solutions	102.0	-	-	(0.6)	101.4
Dresser-Rand	24.4	-	-	(0.1)	24.3
Engineered Solutions	4.2	-	0.3	(0.1)	4.4
Infrastructure	885.1	-	-	(0.4)	884.7
Security and Safety	459.9	(8.6)	-	(3.0)	448.3
Total	$ 4,811.7	$ (31.3)	$ 1.6	$ (7.0)	$ 4,775.0

* Upon acquisition of a new business, the company records the excess purchase price to goodwill until final valuations can be made to further disaggregate the amount.

The following table sets forth the gross amount and accumulated amortization of the company's intangible assets (in millions):

	March 31, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$380.0	$ 17.0	$380.0	$ 14.6
Installed service base	235.8	12.3	235.8	10.9
Software	90.6	6.5	82.4	3.6
Trademarks	7.1	5.7	152.7	4.9
Other	54.5	25.5	59.6	27.4
Total amortizable intangible assets	768.0	67.0	910.5	61.4
Total indefinite lived intangible assets - trademarks	189.3	-	-	-
Total	$957.3	$ 67.0	$910.5	$ 61.4

Intangible asset amortization expense for the first quarter of 2002 was $8.7 million.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $34.9 million in 2002, $37.8 million in 2003, $37.8 million in 2004, $36.6 million in 2005, and $36.6 million in 2006.

Note 6 - Information on basic and diluted earnings per share is as follows (in millions):

Three months ended March 31,	2002	2001
Average number of basic shares	168.3	160.3
Shares issuable under incentive stock plans	1.3	1.1
Average number of diluted shares	169.6	161.4

Diluted earnings per share computations for the three months ended March 31, 2002 and 2001 excluded the weighted average effect of the assumed exercise of approximately 5.1 million and 5.4 million shares issuable under stock benefit plans, respectively, because the effect would be anti-dilutive.

Note 7 - The components of comprehensive income are as follows (in millions):

Three months ended March 31,	2002	2001
Net earnings	$ 80.9	$ 49.3
Other comprehensive income (loss):
Foreign currency translation adjustment	(26.2)	(32.7)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	-	(2.0)
Reclassification to realized on marketable securities, net of tax	-	(16.4)
Comprehensive income (loss)	$ 54.7	$ (1.8)

Included in accumulated other comprehensive income at March 31, 2002, is $1.5 million related to the fair value of derivatives qualifying as cash flow hedges, of which $0.4 million is expected to be reclassified to earnings over the twelve month period ending March 31, 2003. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.

At March 31, 2002, the maximum term of derivative instruments that hedge forecasted transactions, for foreign currency hedges, was 9 months. At March 31, 2002, the maximum term of derivative instruments that hedge forecasted transactions, for commodity hedges, was 21 months.

Note 8 - A summary of operations by reportable segment is as follows:

	Three months ended March 31,
	2002	2001
Net Sales
Climate Control	$ 514.5	$ 511.5
Industrial Solutions:
Air and Productivity Solutions	310.1	330.1
Dresser-Rand	211.8	181.1
Engineered Solutions	288.9	272.3
	810.8	783.5
Infrastructure	635.1	661.3
Security and Safety	345.5	335.0
Total	$2,305.9	$2,291.3

Operating Income (Loss)
Climate Control	$ 23.2	$ (10.4)
Industrial Solutions:
Air and Productivity Solutions	25.6	34.8
Dresser-Rand	(0.4)	(7.4)
Engineered Solutions	16.1	15.3
	41.3	42.7
Infrastructure	62.7	70.9
Security and Safety	66.1	54.3
Unallocated corporate expenses	(21.7)	(18.9)
Total	$ 171.6	$ 138.6

No significant changes in assets by geographic area have occurred since December 31, 2001.

Note 9 - Ingersoll-Rand New Jersey: As part of the reorganization Ingersoll-Rand Company Limited (IR-Limited) unconditionally guaranteed all of the issued public debt securities of Ingersoll-Rand Company (IR-New Jersey). The following condensed consolidated financial information for IR-Limited (Parent), IR-New Jersey (Issuer), and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the Securities and Exchange Commission. The condensed consolidating financial statements present the Parent and Issuer investments in their subsidiaries using the equity method of accounting. Intercompany investments in the nonvoting Class B common shares are accounted for on the cost method.

Condensed Consolidating Balance Sheet March 31, 2002
(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$ -	$ 29.6	$ 63.0	$ -	$ 92.6
Marketable securities	-	-	6.1	-	6.1
Accounts and notes receivable, net	-	141.8	1,355.9	-	1,497.7
Inventories, net	-	148.5	1,196.5	-	1,345.0
Prepaid expenses and deferred income taxes	-	15.0	300.6	-	315.6
Accounts, notes and interest receivable affiliates	100.2	-	2,480.7	(2,580.9)	-
Total current assets	100.2	334.9	5,402.8	(2,580.9)	3,257.0
Investment in affiliates	5,525.0	12,885.6	8,731.3	(27,141.9)	-
Property, plant and equipment, net	-	248.7	1,351.8	-	1,600.5
Intangible assets, net	-	145.3	5,520.0	-	5,665.3
Note receivable affiliate	3,647.4	-	-	(3,647.4)	-
Other assets	-	210.5	417.6	-	628.1
Total assets	$ 9,272.6	$13,825.0	$21,423.5	$ (33,370.2)	$11,150.9

Current liabilities:
Accounts payable and accruals	$ 0.4	$ 426.4	$ 1,648.6	$ -	$ 2,075.4
Loans payable	-	1,313.9	174.4	-	1,488.3
Accounts, notes and interest payable affiliates	20.4	2,527.8	32.7	(2,580.9)	-
Total current liabilities	20.8	4,268.1	1,855.7	(2,580.9)	3,563.7

Long-term debt	-	1,950.6	253.2	-	2,203.8
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	72.9	1,337.0	-	1,409.9
	20.8	9,939.0	3,445.9	(6,228.3)	7,177.4

Shareholders' equity:
Class A common shares	168.9	-	-	-	168.9
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,973.8	4,030.5	15,882.2	(24,734.3)	4,152.2
Accumulated other comprehensive income	(26.2)	(144.5)	(267.4)	90.5	(347.6)
Total shareholders' equity	9,251.8	3,886.0	17,977.6	(27,141.9)	3,973.5
Total liabilities and equity	$9,272.6	$13,825.0	$21,423.5	$(33,370.2)	$11,150.9

Condensed Consolidating Balance Sheet December 31, 2001
(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$ -	$ 23.4	$ 90.6	$ -	$ 114.0
Marketable securities	-	-	7.4	-	7.4
Accounts and notes receivable, net	-	128.3	1,354.6	-	1,482.9
Inventories, net	-	134.8	1,160.5	-	1,295.3
Prepaid expenses and deferred income taxes	-	57.8	230.4	-	288.2
Accounts and notes receivable affiliates	-	-	2,957.9	(2,957.9)	-
Total current assets	-	344.3	5,801.4	(2,957.9)	3,187.8

Investment in affiliates	5,547.5	12,825.5	8,708.2	(27,081.2)	-
Property, plant and equipment, net	-	238.9	1,394.1	-	1,633.0
Intangible assets, net	-	123.4	5,537.4	-	5,660.8
Note receivable affiliate	3,647.4	-	-	(3,647.4)	-
Other assets	-	218.1	364.0	-	582.1
Total assets	$9,194.9	$13,750.2	$21,805.1	$ (33,686.5)	$11,063.7

Current liabilities:
Accounts payable and accruals	$ -	$ 319.3	$ 1,968.0	$ -	$ 2,287.3
Loans payable	-	449.7	114.0	-	563.7
Accounts and note payable affiliates	-	2,650.0	307.9	(2,957.9)	-
Total current liabilities	-	3,419.0	2,389.9	(2,957.9)	2,851.0

Long-term debt	-	2,650.6	250.1	-	2,900.7
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	116.6	1,278.8	-	1,395.4
	-	9,833.6	3,918.8	(6,605.3)	7,147.1

Shareholders' equity:
Class A common shares	168.0	-	-	-	168.0
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,891.6	4,039.4	15,787.8	(24,648.8)	4,070.0
Accumulated other comprehensive income	-	(122.8)	(264.3)	65.7	(321.4)
Total shareholders' equity	9,194.9	3,916.6	17,886.3	(27,081.2)	3,916.6
Total liabilities and equity	$9,194.9	$13,750.2	$21,805.1	$(33,686.5)	$11,063.7

Condensed Consolidating Income Statement For the quarter ended March 31, 2002

(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$ -	$ 276.7	$2,029.2	$ -	$2,305.9
Cost of goods sold	-	204.6	1,569.7	-	1,774.3
Selling and administrative expenses	-	65.1	283.1	-	348.2
Restructuring charges	-	5.8	6.0	-	11.8
Operating income	-	1.2	170.4	-	171.6
Equity earnings in affiliates (net of tax)	3.7	81.8	-	(85.5)	-
Interest expense	-	(47.9)	(11.6)	-	(59.5)
Intercompany interest, dividends and fees	100.2	(93.5)	16.3	(23.0)	-
Other income (expense), net	-	(6.1)	(4.1)	-	(10.2)
Minority interests	-	-	(3.4)	-	(3.4)
Earnings before income taxes	103.9	(64.5)	167.6	(108.5)	98.5
(Benefit)/provision for income taxes	-	(55.6)	73.2	-	17.6
Net earnings	$ 103.9	$ (8.9)	$ 94.4	$(108.5)	$ 80.9

Condensed Consolidating Income Statement For the quarter ended March 31, 2001

(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$ -	$313.1	$1,978.2	$ -	$2,291.3
Cost of goods sold	-	223.0	1,564.3	-	1,787.3
Selling and administrative expenses	-	63.7	278.4	-	342.1
Restructuring charges	-	-	23.3	-	23.3
Operating income	-	26.4	112.2	-	138.6
Equity earnings in affiliates (net of tax)	-	57.6	-	(57.6)	-
Interest expense	-	(51.4)	(13.1)	-	(64.5)
Intercompany interest and fees	-	6.5	(6.5)	-	-
Other income (expense), net	-	3.0	4.5	-	7.5
Minority interests	-	-	(8.5)	-	(8.5)
Earnings before income taxes	-	42.1	88.6	(57.6)	73.1
(Benefit)/provision for income taxes	-	(7.2)	31.0	-	23.8
Net earnings	$ -	$ 49.3	$ 57.6	$ (57.6)	$ 49.3

Condensed Consolidating Statement of Cash Flows For the quarter ended March 31, 2002

(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by/(used in) operating activities	$ 23.4	$(155.9)	$ (4.1)	$ (23.0)	$(159.6)

Cash flows from investing activities:
Capital expenditures	-	(3.2)	(30.7)	-	(33.9)
Investments and acquisitions, net of cash	-	-	(60.4)	-	(60.4)
Decrease in marketable securities	-	-	1.0	-	1.0
Proceeds from sale of property, plant and equipment	-	1.1	10.4	-	11.5
Other, net	-	-	(1.7)	-	(1.7)
Net cash used in investing activities	-	(2.1)	(81.4)	-	(83.5)

Cash flows from financing activities:
Net change in debt	-	164.2	62.0	-	226.2
Dividends paid	(51.6)	-	-	23.0	(28.6)
Proceeds from the exercise of stock options	28.2	-	-	-	28.2
Net cash (used in) provided by financing activities	(23.4)	164.2	62.0	23.0	225.8

Effect of exchange rate changes on cash and cash equivalents	-	-	(4.1)	-	(4.1)

Net increase/ (decrease) in cash and cash equivalents	-	6.2	(27.6)	-	(21.4)
Cash and cash equivalents - beginning of period	-	23.4	90.6	-	114.0
Cash and cash equivalents - end of period	$ -	$ 29.6	$ 63.0	$ -	$ 92.6

Condensed Consolidating Statement of Cash Flows For the quarter ended March 31, 2001

(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	Total
Net cash (used in)/provided by operating activities	$ -	$ (256.2)	$129.0	$ -	$(127.2)

Cash flows from investing activities:
Capital expenditures	-	(4.5)	(35.2)	-	(39.7)
Investments and acquisitions, net of cash	-	(3.1)	(18.1)	-	(21.2)
Proceeds from business dispositions	-	-	17.5	-	17.5
Decrease in marketable securities	-	95.0	2.4	-	97.4
Proceeds from sale of property, plant and equipment	-	-	10.8	-	10.8
Other, net	-	-	0.2	-	0.2
Net cash provided by/(used in) investing activities	-	87.4	(22.4)	-	65.0

Cash flows from financing activities:
Net change in debt	-	293.0	(128.6)	-	164.4
Purchase of treasury stock	-	(58.1)	-	-	(58.1)
Dividends paid	-	(27.3)	-	-	(27.3)
Proceeds from the exercise of stock options	-	3.8	-	-	3.8
Net cash provided by (used in) financing activities	-	211.4	(128.6)	-	82.8

Effect of exchange rate changes on cash and cash equivalents	-	-	1.0	-	1.0

Net increase (decrease) in cash and cash equivalents	-	42.6	(21.0)	-	21.6
Cash and cash equivalents - beginning of period	-	-	97.0	-	97.0
Cash and cash equivalents - end of period	$ -	$ 42.6	$ 76.0	$ -	$ 118.6

 INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net earnings for the first quarter of 2002 were $80.9 million, or diluted earnings per share of $0.48 as compared to $49.3 million and $0.31 per share in the comparable quarter of 2001. All dollar amounts are in millions.

	Three months ended March 31,
	2002			2001
	Reported Results	Restructure and Other Charges	Adjusted Results	Reported Results
Net sales	$2,305.9	$ -	$2,305.9	$2,291.3
Cost of goods sold	1,774.3	9.8	1,764.5	1,787.3
Selling and administrative expenses	348.2	2.3	345.9	342.1
Restructuring charges	11.8	11.8	-	23.3
Operating income	$ 171.6	$ (23.9)	$ 195.5	$ 138.6
Operating margin	7.4%		8.5%	6.0%

Cost of goods sold, and selling and administrative expenses include charges for productivity investments. Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements. Charges for productivity investments are expensed as incurred. Productivity investments were incurred by all business segments. In addition, 2001 reported results include amortization of goodwill and indefinite lived intangible assets. As a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets", goodwill and indefinite lived intangible assets are no longer subject to amortization. Results are shown on a "reported" basis, as well as before restructure, productivity investments, and goodwill and indefinite lived intangible asset amortization (SFAS No. 142 amortization).

Net Sales

Revenues for the first quarter of 2002 increased by approximately 1% over the comparable quarter of 2001 due to higher Dresser-Rand revenues and the results of bolt-on acquisitions. Excluding acquisitions, revenues declined by approximately 3%, which was mainly associated with the sale of complete units. The company's recurring revenues, which consist of installation, parts and service, continue to increase and grew by 13% compared to the first quarter of 2001.

Cost of Goods Sold

Cost of goods sold in the first quarter of 2002 was 76.9% of sales as compared to 78.0% in 2001. Excluding productivity investments and SFAS No. 142 amortization, the ratio of cost of goods sold to sales was 76.5% in the first quarter of 2002 and 75.9% in the comparable prior period. The increase was mainly attributable to lower volume at several of the company's major businesses, unfavorable product mix and pricing pressure.

 Selling and Administrative Expenses

Selling and administrative expenses in the first quarter of 2002 was 15.1% of sales as compared to 14.9% in 2001. Excluding productivity investments and SFAS No. 142 amortization, the ratio of selling and administrative expenses to sales was 15.0% in the first quarter of 2002 and 14.3% in the comparable prior period. The increase in the ratio is attributable to acquisitions of sales and service businesses that historically maintain higher ratios.

Restructuring Charges

In 2000, the company began a program to restructure its worldwide operations. The costs associated with the program included severance, plant rationalizations, organizational realignments consistent with the company's market-based structure and the consolidation of back office processes. Due to continued weakness in its major end markets, the company initiated a second phase of restructuring in the fourth quarter of 2001 that will focus on reducing general and administrative expenses. Restructure expense, primarily related to severance, was $11.8 million in the first quarter of 2002 as compared to $23.3 million in the comparable first quarter of 2001.

Operating Income

Operating income for the first quarter of 2002 increased by approximately 24%. Excluding restructure, productivity investments and SFAS No. 142 amortization, operating income decreased by approximately 13%.

Interest Expense

Interest expense decreased by $5.0 million from $64.5 million in the first quarter of 2001, to $59.5 million in 2002. The decrease is attributable to lower year-over-year debt levels and a decline in interest rates.

Other Income (Expense)

Other income (expense), net, includes foreign exchange activities, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items. Other income (expense), net, aggregated $10.2 million of net expense in the first quarter of 2002 as compared with $7.5 million of net income in 2001. Included in 2001 is a gain of $8.8 million on the sale of stock received in connection with the sale of Dresser-Rand's compression services business and lower miscellaneous expenses.

Minority Interests

Charges for minority interests in the first quarter of 2002 were $3.4 million, a decrease of $5.1 million compared to 2001. The first quarter of 2001 included $6.3 million of charges associated with the company's equity-linked securities, which were converted into approximately 8.3 million common shares in May 2001.

 Provision for Income Taxes

The company's first quarter 2002 provision for income taxes was $17.6 million, as compared to $23.8 million in 2001. The company's effective tax rate for the first quarter 2002 was 18%, down significantly from the prior year's 33%, due to the company's reincorporation effective December 31, 2001. The company is carefully monitoring the current legislative activity concerning inversions and is confident it will be able to achieve an effective tax rate of 20% for 2002.

Backlog

Incoming orders for the first quarter of 2002 totaled $2.5 billion, compared to $2.4 billion in the first quarter of 2001. The company's backlog of orders at March 31, 2002, believed to be firm, was $1.9 billion, which was up approximately $100 million from December 31, 2001.

Review of Business Segments

The following table summarizes costs for restructure and productivity investments by segment, for the first quarter of 2002 and 2001. In addition, 2001 reported results include amortization of goodwill and indefinite lived intangible assets. As a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill and indefinite lived intangible assets are no longer subject to amortization. Segment results are shown on a "reported" basis, as well as before restructure, productivity investments and SFAS No. 142 amortization. All amounts are in millions.

	2002		2001
	Restructure	Productivity Investments	Restructure	Productivity Investments	SFAS No. 142 Amortization
Climate Control	$ 2.4	$ 2.9	$10.9	$ 4.5	$23.0
Industrial Solutions:
Air and Productivity Solutions	(3.1)	1.8	-	2.8	1.0
Dresser-Rand	0.8	-	1.6	3.5	2.4
Engineered Solutions	1.2	2.9	7.1	1.7	-
Infrastructure	5.3	2.6	2.9	4.1	6.6
Security and Safety	0.4	1.7	0.8	6.4	3.6
Corporate	4.8	0.2	-	2.6	-
Total	$11.8	$12.1	$23.3	$25.6	$36.6

In the first quarter of 2002, the Air and Productivity Solutions Segment decreased its provision for restructuring due to lower than expected costs associated with its restructuring activities.

Climate Control

Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers. It includes the market leading brands of Thermo King and Hussmann. All dollar amounts are in millions.

	Three months ended March 31,
	2002	2001
Sales	$514.5	$ 511.5
Operating income (loss), reported	$ 23.2	$ (10.4)
Operating margin, reported	4.5%	(2.0)%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	$ 28.5	$ 28.0
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	5.5%	5.5%

Climate Control revenues for the first quarter 2002 increased by approximately 1% compared to the first quarter of 2001. Stationary refrigeration revenues increased by 15% compared with the prior year, reflecting the results of Taylor Industries and National Refrigeration Services, which were acquired in the second quarter of 2001. The installation, service and parts business continues to expand as both acquisitions were integrated into the existing Hussmann business to create a complete coast-to-coast U.S. service network. This increase was offset by lower Thermo King revenues as sales to the North American heavy truck and trailer, container and worldwide bus markets continue to decline. On a comparable basis, operating income and margins remained constant.

Industrial Solutions

Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency. Industrial Solutions consists of the following three segments: Air and Productivity Solutions, Dresser-Rand and Engineered Solutions.

Air and Productivity Solutions

Air and Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, fluid products, microturbines and industrial tools. All dollar amounts are in millions.

Three months ended March 31,
	2002	2001
Sales	$310.1	$330.1
Operating income, reported	$ 25.6	$ 34.8
Operating margin, reported	8.3%	10.5%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	$ 24.3	$ 38.6
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	7.8%	11.7%

Air and Productivity Solutions revenues decreased by approximately 6% due primarily to a decline in U.S. industrial activity. While revenues from complete units were down, the aftermarket business continued to produce positive results with strong growth in service revenues. Operating income and margins also declined due to lower unit volumes and increased spending in developing the PowerWorks microturbine.

Dresser-Rand

Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators. All dollar amounts are in millions.

Three months ended March 31,
	2002	2001
Sales	$ 211.8	$ 181.1
Operating (loss), reported	$ (0.4)	$ (7.4)
Operating margin, reported	(0.2)%	(4.1)%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	$ 0.4	$ 0.1
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	0.2%	0.1%

Dresser-Rand revenues increased by approximately 17% compared with 2001, while operating income and margins, on a comparable basis, were slightly higher. These improved results reflect volume increase and ongoing cost reductions.

Engineered Solutions

Engineered Solutions is engaged in the design, manufacture, sale and service of precision bearing products and motion control components and assemblies. It provides motion control applications to both the automotive OEM and industrial aftermarkets. All dollar amounts are in millions.

Three months ended March 31,
	2002	2001
Sales	$288.9	$272.3
Operating income, reported	$ 16.1	$ 15.3
Operating margin, reported	5.6%	5.6%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	$ 20.2	$ 24.1
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	7.0%	8.9%

Engineered Solutions revenue in the quarter increased approximately 6%. Strong car and light truck demand, as well as the acquisition of the remaining portion of Nadella in the fourth quarter of 2001 were partially offset by declining industrial and aftermarket business revenue, which resulted from weak demand by industrial customers and high inventory levels at major bearings distributors.

Infrastructure

Infrastructure is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, electric and gasoline powered golf and utility vehicles, portable compressors and light towers, road construction and repair equipment, and a broad line of drills and drill accessories. All dollar amounts are in millions.

Three months ended March 31,
	2002	2001
Sales	$635.1	$661.3
Operating income, reported	$ 62.7	$ 70.9
Operating margin, reported	9.9%	10.7%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	$ 70.6	$ 84.5
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	11.1%	12.8%

Infrastructure revenues for the first quarter of 2002 decreased by approximately 4% over the comparable quarter of 2001. Demand from end customers declined during the quarter due to sluggish construction markets and activity with the national rental companies continues to remain at low levels. Operating income and margins also decreased due to lower year-over-year volumes, lower pricing and financing terms offered by competitors.

Security and Safety

Security and Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, portable security products, decorative hardware, and electronic and biometric access control systems. All dollar amounts are in millions.

Three months ended March 31,
	2002	2001
Sales	$345.5	$335.0
Operating income, reported	$ 66.1	$ 54.3
Operating margin, reported	19.1%	16.2%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	$ 68.2	$ 65.1
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	19.7%	19.4%

Security and Safety revenues for the first quarter of 2002 increased by approximately 3% compared to the first quarter of 2001. Declining activity levels in commercial markets was offset by continued strength in residential security and electronic solutions revenues. Operating income and margins were also up, reflecting ongoing cost and expense reduction activities.

Liquidity and Capital Resources

The company's debt-to-total capital ratio at March 31, 2002, was approximately 48%, compared with 47% reported at December 31, 2001. The increase is attributable to an increase in total debt outstanding.

The company's working capital was a negative $306.7 million at March 31, 2002, compared to $336.8 million at December 31, 2001. The decrease is primarily related to the reclassification of approximately $700 million of debt from long-term to short-term. The company anticipates meeting its short-term debt obligations by utilizing operating cash flow or various means of refinancing available if necessary.

During the first quarter of 2002, foreign currency translation adjustments resulted in a net decrease of $26.2 million in shareowners' equity. Currency fluctuations in the euro and Japanese yen accounted for the majority of the change.

Environmental Matters

The company is party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites, excluding sites as to which the company's records disclose no involvement or as to which the company's liability has been fully determined. For all sites there are other PRPs and in most instances, the company's site involvement is minimal.

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

Acquisitions

In the first quarter, the company acquired a 30% interest in CISA S.p.A. (CISA), a European manufacturer of mechanical and electronic security products, for approximately $60 million. CISA operates worldwide and will enable the company to provide customers with a complete portfolio of security products in the Americas and the European and Asia Pacific markets.

Also in the first quarter of 2002, the company acquired full ownership of Xuan Hua Ingersoll-Rand Mining and Construction Company Ltd. (XHIR), a former joint venture partnership.

New Accounting Standards

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets". Under the provisions of this standard, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but rather are tested for impairment at least annually. All other intangible assets are to be amortized over their estimated useful lives. The company is still in the process of completing the first step of the impairment test, which will be completed by June 30, 2002. The company anticipates that it may record a goodwill impairment charge, however additional analysis must be completed.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective for the company on January 1, 2003. The company is currently reviewing the provisions of SFAS No. 143 to determine the standards impact upon adoption.

Safe Harbor Statement

Information provided by the company in reports such as this report on Form 10-Q, in press releases and in statements made by employees in oral discussions, to the extent the information is not historical fact, constitutes "forward looking statements" within the meaning of the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934. Forward looking statements by their nature involve risk and uncertainty.

The company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ from those expected by the company: changes in the rate of economic growth in the United States and in other major international economies; significant changes in trade, monetary and fiscal policies worldwide; tax legislation; currency fluctuations among the U.S. dollar and other currencies; demand for company products and services; distributor inventory levels; failure to achieve the company's productivity targets; and competitor actions including unanticipated pricing actions or new product introductions.

Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to fluctuations in the price of major raw materials used in the manufacturing process, foreign currency fluctuations and interest rate changes. From time to time the company enters into agreements to reduce its raw material, foreign currency and interest rate risks. Such agreements hedge only specific transactions or commitments. To minimize the risk of counterparty nonperformance, such agreements are made only through major financial institutions with significant experience in such financial instruments.

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

The company maintains significant operations in countries other than the U.S.; therefore, the movement of the U.S. dollar against foreign currencies has an impact on the company's financial position. Generally, the functional currency of the company's non-U.S. subsidiaries is their local currency. The company manages exposure to changes in foreign currency exchange rates through its normal operations and financing activities, as well as through the use of forward exchange contracts and options. The company attempts, through its hedging activities, to mitigate the impact on income of changes in foreign exchange rates.

Reorganization as a Bermuda Company and Related Risk Factors

On December 31, 2001, Ingersoll-Rand Company (IR-New Jersey) was effectively reorganized as Ingersoll-Rand Company Limited, a Bermuda company (the Reorganization). The company believes that its Reorganization as a Bermuda company will enable it to realize a variety of potential, financial and strategic benefits, including to:

    help enhance business growth;
    create a more favorable corporate structure for expansion of the company's current business;
    improve expected cash flow for use in investing in the development of higher-growth product lines and higher-growth businesses;
    improve expected cash flow for use in reducing the amount of the company's debt;
    reduce the company's worldwide effective tax rate;
    enable the company to implement its business strategy more effectively; and
    expand the company's investor base as its shares may become more attractive to non-U.S. investors.

To consummate the Reorganization, IR Merger Corporation, a New Jersey corporation, merged into IR-New Jersey, with IR-New Jersey as the surviving company. Upon the merger, IR-New Jersey became a wholly owned, indirect subsidiary of the company, and the outstanding shares of IR-New Jersey common stock were automatically cancelled in exchange for the issue of the company's Class A common shares. In addition, as part of the Reorganization, IR-New Jersey and certain of its subsidiaries transferred shares of certain existing subsidiaries and issued certain debt to the company in exchange for 135,250,003 shares of the company's Class B common shares, such amount of shares being subject to adjustment based on the results of final valuation of the transferred subsidiaries. The number of Class B common shares issued had an aggregate value equal to the fair market value of the shares of the subsidiaries transferred (the transferred shares) and the amount of debt issued to the company based on the market value of IR-New Jersey common stock at the effective time of the merger. Prior to the Reorganization, neither the company nor IR-Merger Corporation had any significant assets or capitalization or engaged in any business or other activities other than in connection with formation and the merger and related reorganization transactions.

The Reorganization will expose the company to the risks described below. In addition, the company cannot be assured that the anticipated benefits of the Reorganization will be realized.

The Reorganization and related transfers of assets could result in a taxable gain.

There is a possibility of U.S. withholding tax if the Internal Revenue Service successfully disputes the value of the transferred shares. Therefore, while the company believes that neither IR-New Jersey nor the company will incur significant U.S. federal income or withholding taxes as a result of the transfer of the transferred shares, its projections will not be binding on the Internal Revenue Service. The company cannot be assured that its anticipated tax costs with respect to the transferred shares will be borne out, that the Internal Revenue Service will not contest its determination, or that the Internal Revenue Service will not succeed in any such contest.

Certain of the company's shareholders may be subject to additional tax if the company or any of its non-U.S. subsidiaries are considered a "controlled foreign corporation" or CFC" under current U.S. tax laws.

A non-U.S. corporation (a foreign corporation), such as the company, will constitute a "controlled foreign corporation" or "CFC" for U.S. federal income tax purposes if U.S. shareholders owning (directly, indirectly, or constructively) 10% or more of the foreign corporation's total combined voting power collectively own (directly, indirectly, or constructively) more than 50% of the total combined voting power or total value of the foreign corporation's shares. Following the merger and as of December 31, 2001, IR-New Jersey, through its ownership of the non-voting Class B common shares, owned approximately 45% of the total value of the company's shares. As a consequence, any Class A common shareholder who is considered to own 10% of the voting power in the company could cause the company's foreign subsidiaries or (if the Internal Revenue Service successfully takes the position that the Class B common shares held by IR-New Jersey in the company are voting shares) the company itself to be treated as a CFC.

If the company or any of its foreign subsidiaries are treated as a CFC, this status should have no adverse effect on any of the company's shareholders who do not own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of the company's shares or the shares of any of its foreign subsidiaries. If, however, the company or any of its foreign subsidiaries are treated as a CFC for an uninterrupted period of 30 days or more during any taxable year, any U.S. shareholder who in which it is a CFC will have to include in its gross income for U.S. federal income tax purposes its pro rata share of the corporation's "subpart F income" relating to the period during which the corporation is a CFC.

In addition, the gain on the sale of the company's shares, if treated as a CFC, realized by such a shareholder would be treated as ordinary income to the extent of the shareholder's proportionate share of the company's and its CFC subsidiaries' undistributed earnings and profits accumulated during the shareholder's holding period of the shares while the company is a CFC.

If the U.S. shareholder is a corporation, however, it may be eligible to credit against its U.S. tax liability with respect to these potential inclusions foreign taxes paid on the earnings and profits associated with the included income. A disposition of shares by a U.S. shareholder may result in termination of the company's CFC status or the CFC status of its foreign subsidiaries.

The Internal Revenue Service and non-U.S. taxing authorities may not agree with the company's tax treatment of various items relating to the Reorganization.

The company believes that the Reorganization will help enhance its business growth and cash flow and reduce its worldwide effective tax rate. However, the company cannot give any assurance as to the amount of taxes it will pay as a result of or after the Reorganization. The amount of taxes it will pay will depend in part on the treatment given the company by the taxing authorities in the jurisdictions in which it operates.

The company may become subject to U.S. corporate income tax, which would reduce its net income.

Prior to the Reorganization, IR-New Jersey was subject to U.S. corporate income tax on its worldwide income. After the Reorganization, the earnings of IR-New Jersey and its U.S. subsidiaries continue to be subject to U.S. corporate income tax. The company believes that after the Reorganization its non-U.S. operations will generally not be subject to U.S. tax other than withholding taxes. However, if the Internal Revenue Service successfully contends that the company or any of its non-U.S. affiliates are engaged in a trade or business in the U.S., the company or that non-U.S. affiliate would, subject to possible income tax treaty exemptions, be required to pay U.S. corporate income tax and/or branch profits tax on income that is effectively connected with such trade or business.

Tax law changes could adversely affect the company and its subsidiaries.

Changes in tax laws, treaties or regulations or the interpretation or enforcement thereof could adversely affect the tax consequences of the Reorganization to the company and its subsidiaries. In this connection, bills have been introduced in the United States Congress which, if enacted, could substantially reduce or eliminate the tax benefits resulting from the Reorganization.

The Treasury Department has recently announced that it intends to study transactions similar to the Reorganization. Scrutiny of such transactions may lead to changes in the tax laws, tax treaties or tax regulations, with prospective or retroactive effect, which could substantially reduce or eliminate the tax benefits resulting from the Reorganization. In addition, if the Internal Revenue Service or other taxing authorities do not agree with the company's assessment of the effects of such laws, treaties and regulations, this could substantially reduce or eliminate the tax benefits resulting from the Reorganization.

Anti-takeover provisions in the company's bye-laws and its shareholder rights plan mirror certain anti-takeover provisions that were in effect with respect to IR-New Jersey prior to the Reorganization.

Provisions in the company's bye-laws and shareholder rights plan, which mirror certain provisions that were in IR-New Jersey's certificate of incorporation, by-laws and shareholder rights plan and certain provisions of the New Jersey Business Corporation Act (the NJBCA), could discourage unsolicited takeover bids from third parties or the removal of incumbent management. As a result, it may be less likely that a shareholder will receive premium prices for their shares in an unsolicited takeover by another party. These provisions include:

    a staggered board of directors;

    the possible dilution of a potential acquiror's interest in the company as a result of the operation of its shareholder rights plan; and

    a requirement that 80% of all shareholders approve a business combination with any interested shareholder (generally, a 10% or greater shareholder) if a majority of the company's board of directors has not previously approved the transaction.

Similar to the authority of IR-New Jersey's board of directors prior to the Reorganization, the company's board of directors also may issue preference shares and determine their rights and qualifications. The issuance of preference shares may delay, defer or prevent a merger (referred to under Bermuda law as an "amalgamation"), tender offer or proxy contest involving the company. This may cause the market price of the company's Class A common shares to significantly decrease.

The enforcement of judgments in shareholder suits against the company may be more difficult than it would have been to enforce shareholder suits against IR-New Jersey.

The company has been advised that a judgment for the payment of money rendered by a court in the United States based on civil liability would not be automatically enforceable in Bermuda. It has also been advised that with respect to a final and conclusive judgment obtained in a court of competent jurisdiction in the United States under which a sum of money is payable (other than a sum of money payable in respect of multiple damages, taxes or other charges of a like nature or in respect of a fine or other penalty), a Bermuda court would be expected to enforce a judgment based thereon, provided that (a) such courts had proper jurisdiction over the parties subject to such judgment, (b) such courts did not contravene the rules of natural justice of Bermuda, (c) such judgment was not obtained by fraud, (d) the enforcement of the judgment would not be contrary to the public policy of Bermuda, (e) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda and (f) there is due compliance with the correct procedures under the laws of Bermuda.

As a result, it may be difficult for a holder of the company's securities to effect service of process within the United States or to enforce judgments obtained against the company in U.S. courts. The company has irrevocably agreed that it may be served with process with respect to actions based on offers and sales of securities made in the United States by having Ingersoll-Rand Company, 200 Chestnut Ridge Road, Woodcliff Lake, New Jersey 07677, be its U.S. agent appointed for that purpose.

A Bermuda court may impose civil liability on the company or its directors or officers in a suit brought in the Supreme Court of Bermuda against the company or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Bermuda law.

INGERSOLL-RAND COMPANY LIMITED

PART II OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of Shareholders of the company held on May 1, 2002, the shareholders, in addition to electing directors, acted upon the approval of an amendment to the Ingersoll-Rand Company Savings and Stock Investment Plan, and appointed PricewaterhouseCoopers LLP as independent auditors of the company for the year ending December 31, 2002. The shareholders voted as follows on the following matters:

1. The voting result for the election of directors was as follows:

Name	Term	Votes For	Votes Withheld
Ann C. Berzin	3 years	136,326,274	2,125,294
Herbert L. Henkel	3 years	136,124,236	2,327,332
H. William Lichtenberger	3 years	136,260,095	2,191,473
Tony L. White	3 years	136,303,378	2,141,190
Patricia Nachtigal	1 year	136,263,786	2,187,782

Peter C. Godsoe, Constance J. Horner, Theodore E. Martin, Orin R. Smith, and Richard
J. Swift all continue as Directors of the company.

2. A vote of 134,558,844 votes for, 2,319,715 votes against, and 1,573,009 votes abstaining approved the amendment of the Ingersoll-Rand Company Savings and Stock Investment
Plan.

3. The appointment of the company's independent auditors and authorization of the Board of Directors to fix the auditors' remuneration was approved by a vote of 134,555,497 votes for, 3,136,732 votes against, and 759,339 votes abstaining.

INGERSOLL-RAND COMPANY LIMITED

PART II OTHER INFORMATION
(continued)

Item 6 - Exhibits and Reports on Form 8-K

  Exhibits

  Exhibit No. Description

  12 Computations of Ratios of Earnings to Fixed Charges

  Reports on Form 8-K

A Current Report on Form 8-K (Item 5) dated January 2, 2002, reporting the filing of Exhibit 99.1 - Press Release issued by Ingersoll-Rand Company Limited, concerning the completion of a corporate reorganization of the company resulting in its change in domicile from New Jersey to Bermuda

INGERSOLL-RAND COMPANY LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED

(Registrant)

Date May 15, 2002 /S/ T.R. McLevish

T.R. McLevish, Senior Vice President &

Chief Financial Officer

Principal Financial Officer

Date May 15, 2002 /S/ S.R. Shawley

S.R. Shawley, Vice President & Controller

Principal Accounting Officer