Form 10-Q
period 2002-08-14
INGERSOLL RAND CO LTD
filed 2002-08-14
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[	X	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

The number of Class A common shares outstanding as of July 31, 2002 was 169,171,114.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX
PART I.

FINANCIAL INFORMATION

Item 1 - Financial Statements:

Condensed Consolidated Income Statement for the three and six months ended June 30, 2002 and 2001

Condensed Consolidated Balance Sheet at June 30, 2002 and December 31, 2001

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

PART II.	OTHER INFORMATION Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(in millions except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net sales	$2,587.4	$2,459.3	$4,893.3	$4,750.6
Cost of goods sold	1,994.9	1,933.3	3,769.2	3,720.6
Selling and administrative expenses	378.8	355.4	727.0	697.5
Restructuring charges	7.3	8.3	19.1	31.6
Operating income	206.4	162.3	378.0	300.9
Interest expense	(59.5)	(61.1)	(119.0)	(125.6)
Other income (expense), net	(11.3)	(2.1)	(21.5)	5.4
Minority interests	(3.8)	(5.6)	(7.2)	(14.1)
Earnings before income taxes	131.8	93.5	230.3	166.6
Provision for income taxes	24.4	30.6	42.0	54.4
Net earnings before cumulative effect of change in accounting principle	107.4	62.9	188.3	112.2
Cumulative effect of change in accounting principle, net of tax	-	-	(634.5)	-
Net earnings (loss)	$ 107.4	$ 62.9	$(446.2)	$ 112.2
Basic earnings (loss) per common share:
Net earnings before cumulative effect of change in accounting principle	$ 0.64	$ 0.38	$ 1.12	$ 0.69
Cumulative effect of change in accounting principle, net of tax	-	-	(3.76)	-
Net earnings (loss)	$ 0.64	$ 0.38	$ (2.64)	$ 0.69

Diluted earnings (loss) per common share:
Net earnings before cumulative effect of change in accounting principle	$ 0.63	$ 0.38	$ 1.10	$ 0.69
Cumulative effect of change in accounting principle, net of tax	-	-	(3.72)	-
Net earnings (loss)	$ 0.63	$ 0.38	$ (2.62)	$ 0.69

Dividends per share	$ 0.17	$ 0.17	$ 0.34	$ 0.34

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 123.9	$ 114.0
Marketable securities	8.8	7.4
Accounts and notes receivable, net	1,561.2	1,482.9
Inventories, net	1,386.8	1,295.3
Prepaid expenses and deferred income taxes	334.2	288.2
Total current assets	3,414.9	3,187.8

Property, plant and equipment, net	1,632.0	1,633.0
Goodwill	3,968.2	4,811.7
Intangible assets, net	890.9	849.1
Other assets	865.5	582.1
Total assets	$10,771.5	$11,063.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 734.1	$ 761.0
Accrued expenses and other current liabilities	1,493.5	1,526.3
Loans payable	1,436.6	563.7
Total current liabilities	3,664.2	2,851.0

Long-term debt	2,167.3	2,900.7
Postemployment liabilities	920.1	920.4
Other noncurrent liabilities	489.1	475.0
	7,240.7	7,147.1
Shareholders' equity:
Common shares	169.2	168.0
Other shareholders' equity	3,605.2	4,070.0
Accumulated other comprehensive income	(243.6)	(321.4)
Total shareholders' equity	3,530.8	3,916.6
Total liabilities and shareholders' equity	$10,771.5	$11,063.7

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net earnings before cumulative effect of change in accounting principle	$188.3	$112.2
Adjustments to arrive at net cash provided by (used in) operating activities:
Restructure of operations	19.1	31.6
Depreciation and amortization	129.4	187.1
Changes in other asset and liabilities, net	(290.0)	(418.8)
Other, net	(3.9)	8.9
Net cash provided by (used in) operating activities	42.9	(79.0)

Cash flows from investing activities:
Capital expenditures	(77.5)	(86.3)
Investments and acquisitions, net of cash	(85.2)	(103.5)
Proceeds from business dispositions	-	17.5
(Increase) decrease in marketable securities	(1.4)	92.7
Proceeds from sale of property, plant and equipment	19.7	17.3
Other, net	(4.6)	2.9
Net cash used in investing activities	(149.0)	(59.4)

Cash flows from financing activities:
Net change in debt	133.0	275.9
Purchase of treasury stock	-	(58.1)
Dividends paid	(57.3)	(55.9)
Proceeds from exercise of stock options	35.6	8.5
Net cash provided by financing activities	111.3	170.4
Effect of exchange rate changes on cash and cash
equivalents	4.7	(3.0)
Net increase in cash and cash equivalents	9.9	29.0
Cash and cash equivalents - beginning of period	114.0	97.0
Cash and cash equivalents - end of period	$123.9	$126.0

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and six months ended June 30, 2002 and 2001.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - During the third quarter of 2000, the Company commenced a $325 million restructuring program, which included such actions as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes. During the fourth quarter of 2001, the Company commenced a second restructuring program for an additional $150 million to further reduce the general and administrative expenses across the Company. These programs include certain costs that are identified in Staff Accounting Bulletin (SAB) 100 "Restructuring and Impairment Charges" and Emerging Issues Task Force (EITF) 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" as restructuring, as well as other related costs that do not meet the criteria to be classified as restructuring. Nonrecurring costs associated with these activities not qualifying as restructuring are referred to as "productivity investments" and have been charged to "Cost of goods sold" and "Selling and administrative expenses." Substantially all income statement activity and cash payments under both programs is expected to be completed by December 31, 2002. Remaining amounts relate primarily to ongoing lease commitments and pension liabilities. The Company expects lower costs and improved customer service in all segments as a result of these actions. The Company manages the 2000 and 2001 programs as a single restructuring program totaling $475 million. Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program is expected to be approximately 6,000 (excluding Hussmann International, Inc.) by December 31, 2002. See Note 3 for restructuring activities of Hussmann International, Inc. (Hussmann), which were recorded as part of purchase accounting for the acquisition. These terminations impacted both the salaried and hourly employee groups. The total number of manufacturing facilities to be closed by December 31, 2002 is 21 (excluding Hussmann). Payments for the terminations of employees and facility closures have been made since the inception of the program and will be substantially complete by December 31, 2002.

Management teams that were directly involved with the required actions developed the projected costs for each project within each segment and the Corporate Center. The costs incurred relating to the restructuring and productivity investments included involuntary employee termination benefits and relocation costs, lease exit costs, equipment write-offs, moving costs, and new site set up costs.

A reconciliation of the consolidated restructuring reserve for the 2000 and 2001 programs is as follows:

In millions	Employee termination costs	Facility exit costs	Total
Balance at December 31, 2001	$ 34.5	$ 7.1	$ 41.6
Provision	17.3	1.8	19.1
Cash payments	(23.8)	(6.8)	(30.6)
Non-cash write-offs	-	(1.5)	(1.5)
Balance at June 30, 2002	$ 28.0	$ 0.6	$ 28.6

Climate Control

This segment has undergone significant restructuring due to the acquisition of Hussmann in 2000. During 2000, Thermo King experienced a reduction in volumes due to a severe recession in the North America truck and trailer markets. Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. In conjunction with the Hussmann acquisition, it was necessary to address these issues to achieve the synergies identified. The approved actions were as follows:

    Close five manufacturing locations: U.S. (2), Europe (2) and Latin America (1).
    Outsource the manufacturing of certain components used in products.
    Terminate 1,374 employees.

As of June 30, 2002, all five specified manufacturing locations have been closed, the outsourcing of certain product manufacturing was completed, and 1,329 employees have been terminated. An additional 45 employees will be terminated by December 31, 2002.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs	Facility exit Costs		Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 1.6	$ 6.9	$ -	$ -	$ 1.6	$ 6.9
Provision	2.3	0.9	-	1.5	2.3	2.4
Cash payments	(1.8)	(3.8)	-	-	(1.8)	(3.8)
Non-cash write-offs	-	-	-	(1.0)	-	(1.0)
Balance at June 30, 2002	$ 2.1	$ 4.0	$ -	$ 0.5	$ 2.1	$ 4.5

Air & Productivity Solutions

Management examined the segment's operations and determined that the consolidation of manufacturing locations and the reduction of selling and administrative expenses were essential to meet its strategic objectives. To achieve a lower cost structure, an Eastern European manufacturing plant was opened enabling the business to compete on a global scale. The severe recession in the worldwide industrial markets necessitated employee terminations to align the cost structure with the volume levels. The approved actions were as follows:

    Close eight manufacturing locations: U.S. (4), Asia Pacific (3) and Europe (1).

    Terminate 1,312 employees.

As of June 30, 2002, seven of the specified manufacturing locations have been closed with the final closure to occur by December 31, 2002. Employees terminated as of June 30, 2002 were 1,274 with an additional 38 employees to be terminated by December 31, 2002.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination Costs	Facility exit costs		Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 3.1	$ 3.7	$ 2.7	$ -	$ 5.8	$ 3.7
Provision	(3.1)	0.7	-	-	(3.1)	0.7
Cash payments	-	(3.3)	(2.7)	-	(2.7)	(3.3)
Balance at June 30, 2002	$ -	$ 1.1	$ -	$ -	$ -	$ 1.1

During the third quarter of 2001, an accrual of $6.2 million was recorded by Air Solutions related to the announcement of a U.K. facility closing. This location manufactured products for two business units, Air Solutions (Air & Productivity Solutions segment) and Portable Power
(Infrastructure segment). During the first quarter of 2002, management determined that $3.1 million, of the original $6.2 million, was related to the Portable Power business and an entry was recorded to properly reflect the activity in each business. This resulted in a credit to the Air & Productivity Solutions segment, which was offset by a debit to the Infrastructure segment. Therefore, there was no change in the total reserve recorded.

Engineered Solutions

Management examined the Engineered Solutions' operations and determined that the geographical realignment of the manufacturing footprint was critical to achieve its strategic objectives. To enable the business to compete on a global scale, an Eastern European manufacturing plant was opened. Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. The approved actions were as follows:

    Close one manufacturing location in the U.S.
    Terminate 1,393 employees.

As of June 30, 2002, the specified manufacturing location was closed, and 1,138 employees were terminated, with an additional 255 expected by December 31, 2002.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:
	Employee termination costs	Facility exit costs			Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 1.1	$ 2.7	$ -	$ -	$ 1.1	$ 2.7
Provision	0.7	1.2	-	-	0.7	1.2
Cash payments	-	(3.9)	-	-	-	(3.9)
Balance at June 30, 2002	$ 1.8	$ -	$ -	$ -	$ 1.8	$ -

Dresser-Rand

Management examined the segment's operations and selling and administrative (S&A) expense structure, and determined that the reduction of S&A expenses, as well as the consolidation of its sales regions was essential to meet its strategic objectives. The approved actions were as follows:

    Organizational realignment - five regions reduced to three.
    Terminate 318 employees.
    Close or consolidate several non-manufacturing locations.

As of June 30, 2002, the organizational realignment was complete, all 318 identified employees were terminated, and the closure of the non-manufacturing locations was complete.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ -	$ -	$ -	$ -	$ -	$ -
Provision	1.5	-	-	-	1.5	-
Cash payments	(1.5)	-	-	-	(1.5)	-
Balance at June 30, 2002	$ -	$ -	$ -	$ -	$ -	$ -

Infrastructure

Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. The consolidation of the manufacturing locations will enable the business to leverage its capacity when the volumes return. Additional significant management realignments were essential to the success of the market strategy and to leverage the distribution channels. The approved actions were as follows:

    Close two manufacturing locations in the U.S.

      Terminate 715 employees.

As of June 30, 2002, the two specified manufacturing location were closed, and 696 employees were terminated. An additional 19 employee terminations are expected by December 31, 2002.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs	Facility exit costs			Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 1.6	$ 0.5	$ 0.3	$ -	$ 1.9	$ 0.5
Provision	3.7	1.6	-	-	3.7	1.6
Cash payments	(2.0)	(2.0)	-	-	(2.0)	(2.0)
Non-cash write-offs	-	-	(0.3)	-	(0.3)	-
Balance at June 30, 2002	$ 3.3	$ 0.1	$ -	$ -	$ 3.3	$ 0.1

Security & Safety

Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. Management also reviewed the current S&A expense structure and determined that significant actions were required to align the cost structure with the current volume levels. The approved actions were as follows:

    Close five manufacturing locations: U.S. (3) and Europe (2).
    Terminate 472 employees.

As of June 30, 2002, four of the specified manufacturing locations were closed and 395 of the 472 employees had been terminated. The final facility closure and employee terminations will occur prior to December 31, 2002.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 2.4	$ -	$ 4.1	$ -	$ 6.5	$ -
Provision	0.3	-	0.3	-	0.6	-
Cash payments	(2.2)	-	(4.1)	-	(6.3)	-
Non-cash write-offs	-	-	(0.2)	-	(0.2)	-
Balance at June 30, 2002	$ 0.5	$ -	$ 0.1	$ -	$ 0.6	$ -

Corporate Center Restructuring

Management determined that previously decentralized back office functions (such as accounts payable, accounts receivable, benefits administration and payroll) proved to be an inefficient way of managing costs of high volume transactions. The creation of Global Business Services (a shared service center) enabled the Company to consolidate high volume transactions at a lower cost by reducing the number of employees in business units' back office operations. These actions resulted in employee terminations of 153 as of June 30, 2002, and an additional 243 reduction in staff is expected by December 31, 2002. The restructuring costs associated with corporate are primarily related to the involuntary employee terminations.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs	Facility exit costs			Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 8.6	$ 2.3	$ -	$ -	$ 8.6	$ 2.3
Provision	-	7.5	-	-	-	7.5
Cash payments	(0.8)	(2.5)	-	-	(0.8)	(2.5)
Balance at June 30, 2002	$ 7.8	$ 7.3	$ -	$ -	$ 7.8	$ 7.3

Note 3 - In June 2000, the Company acquired Hussmann for approximately $1.7 billion in cash, after consideration of amounts paid for outstanding stock options, debt retirement, employee contracts and transaction costs. Hussmann's business is the design, production, installation and service of merchandising and refrigeration systems for the global food industry.

As part of the acquisition process, the Company determined that significant synergies could be achieved through the consolidation of manufacturing facilities and the reduction of excess manufacturing and selling and administrative employees. The Company expects lower costs and improved customer service as a result of these actions. The following initiatives were identified to achieve these synergies:

U.S. & Canada

Four facilities were consolidated into other U.S. plants, which manufacture similar products. One closure was completed in December 2000 and the other closures were completed in the first half of 2002.

International Operations

    Mexico - one corporate office and two manufacturing facilities were closed. All three of these locations were combined into an existing Hussmann Mexican facility.

    U.K. - closure of a manufacturing facility in England. Numerous sales offices were closed and certain facilities were merged into existing Company facilities.

    Spain - closure of one manufacturing facility. Operations were combined with existing facilities or were outsourced.

The international plant closures began in October 2000 and were completed by December 31, 2001.

The costs incurred relating to each of the above restructurings included involuntary employee termination benefits and relocation costs, lease exit costs, and equipment write-offs.

The total number of employees terminated as part of the above restructuring plans was approximately 1,500. These terminations affected both the salaried and hourly employee groups.

The restructuring has been substantially completed as of the second quarter 2002, and the reserves have been utilized, except those relating to ongoing lease commitments and pension liabilities not yet settled. The remaining exit cost liabilities relating to employee termination costs will be paid by June 30, 2003. All facility exit costs, except for ongoing lease commitments, are expected to be paid by December 31, 2002. Ongoing lease commitment payments of approximately $0.3 million are expected to be paid annually from 2003 through 2016, unless subleased.

During the first half of 2001, Hussmann recorded $43 million of additional restructuring liabilities to goodwill. These additional amounts were recorded due to the finalization of exit plans of the remaining facilities identified at acquisition in accordance with the integration plan. Additionally, in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", costs exceeding the amounts originally recorded as liabilities required an adjustment to increase the liability and were identified within one year of the acquisition date, and therefore recorded as part of the acquisition price.

A reconciliation of the restructuring reserve is as follows:

In millions	Employee termination costs	Facility exit costs	Total
Balance at December 31, 2001	$12.1	$ 23.1	$ 35.2
Cash payments	(10.5)	(8.0)	(18.5)
Balance at June 30, 2002	$ 1.6	$ 15.1	$ 16.7

In June 2002, the Company acquired Electronic Technologies Corporation (ETC), based in Dover Plains, New York, for approximately $22 million. ETC provides specialty security systems integration, serving as a single source for integrating a facility's access control, closed circuit television and fire/life safety systems. The final purchase price may be increased by approximately $15 million based upon certain future operating goals as specified in the contract.

In May 2002, the Company acquired a 51 percent interest in Superay, a manufacturer of tools and related products based in Jin Tan, China, for approximately $3 million.

In the first quarter, the Company acquired a 30% interest in CISA S.p.A. (CISA), a European manufacturer of mechanical and electronic security products, for approximately $60 million. CISA operates worldwide and will enable the Company to provide customers with a complete portfolio of security products in the Americas and the European and Asia Pacific markets.

Note 4 - Inventories are stated at cost, which is not in excess of market. Most U.S. manufactured inventories, excluding the Climate Control and Dresser-Rand segments, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories was as follows (in millions):

	June 30, 2002	December 31, 2001
Raw materials and supplies	$ 329.6	$ 307.9
Work-in-process	398.5	395.5
Finished goods	800.5	733.1
	1,528.6	1,436.5
Less-LIFO reserve	141.8	141.2
Total	$1,386.8	$1,295.3

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

Step one of the impairment testing required under SFAS No. 142 was completed by June 30, 2002. Under step one of the impairment test, all reporting units were identified in accordance with the guidance of SFAS No. 142 and SFAS No. 131 "Disclosures About Segments of an
Enterprise and Related Information". The January 1, 2002 carrying value of the reporting units was then compared to the fair value of the reporting units. Fair value was computed by utilizing a discounted cash flow model. Upon completion of the comparison of the values of the reporting units, it was determined that the carrying value of the Thermo King reporting unit of the Climate Control segment was in excess of its fair value.

Step two of the impairment test, which compares the implied fair value of the reporting unit goodwill with carrying amount of that goodwill, was then completed. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all the assets and liabilities (including unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. This resulted in a goodwill impairment charge of $864.4 million being recorded. As required by SFAS No. 142, this charge, $634.5 million, net of tax, was recognized as a cumulative effect of a change in accounting principle retroactive to January 1, 2002.

The following is a reconciliation of previously reported financial information to adjusted amounts excluding amortization expense relating to goodwill and other intangible assets deemed to have indefinite lives, which are no longer being amortized (in millions, except per share amounts):

	For the three months ended June 30, 2001			For the six months ended June 30, 2001

		Basic	Diluted		Basic	Diluted
		Earnings	earnings		earnings	Earnings
	Earnings	per share	per share	Earnings	per share	per share
Net earnings as reported	$ 62.9	$0.38	$0.38	$112.2	$0.69	$0.69
Goodwill amortization expense, net of tax	29.0	0.18	0.17	59.5	0.36	0.35
Other intangible asset amortization expense, net of tax	-	-	-	0.9	0.01	0.01
Adjusted net earnings	$ 91.9	$ 0.56	$ 0.55	$172.6	$1.06	$1.05

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in millions):

	Balance at December 31, 2001	Reclassifications to intangible assets*	Additions and adjustments to goodwill**	Translation adjustments	Impairment losses	Balance at June 30, 2002
Climate Control	$ 3,336.1	$ (22.7)	$ 10.5	$ 5.8	$(864.4)	$2,465.3
Industrial Solutions:
Air & Productivity
Solutions	102.0	-	2.1	2.8	-	106.9
Dresser-Rand	24.4	-	-	(0.1)	-	24.3
Engineered Solutions	4.2	-	0.3	0.5	-	5.0
Infrastructure	885.1	-	3.0	4.3	-	892.4
Security & Safety	459.9	(8.6)	-	23.0	-	474.3
Total	$ 4,811.7	$ (31.3)	$15.9	$36.3	$(864.4)	$3,968.2

* Upon acquisition of a new business, the Company records the excess purchase price to goodwill until final valuations are completed to further disaggregate the amount.

** Represents goodwill related to current year acquisitions or adjustments as a result of final allocations of purchase price.

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets (in millions):

	June 30, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$380.0	$ 19.4	$380.0	$ 14.6
Installed service base	235.8	13.8	235.8	10.9
Software	96.2	9.5	82.4	3.6
Trademarks	7.1	5.8	152.7	4.9
Other	57.1	26.1	59.6	27.4
Total amortizable intangible assets	776.2	74.6	910.5	61.4
Total indefinite lived intangible assets - trademarks	189.3	-	-	-
Total	$965.5	$ 74.6	$910.5	$ 61.4

During the first six months of 2002, the Company acquired software in the amount of $12.5 million with a weighted average amortization period of 4.3 years.

Intangible asset amortization expense for the second quarter and six months ended of 2002 was $7.1 million and $15.8 million, respectively.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $34.9 million in 2002, $37.8 million in 2003, $37.8 million in 2004, $36.6 million in 2005, and $36.6 million in 2006.

Note 6 - Information on basic and diluted shares is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Average number of basic shares	169.0	164.1	168.7	162.5
Shares issuable under incentive stock plans	2.2	1.5	1.8	1.3
Average number of diluted shares	171.2	165.6	170.5	163.8

Diluted earnings per share computations for the three months ended June 30, 2002 and 2001 excluded the weighted average effect of the assumed exercise of approximately 4.7 million and 5.1 million shares issuable under stock benefit plans, respectively. Excluded for each of the six-month periods ended June 30, 2002 and 2001 were 5.1 million shares. These shares were excluded because the effect would be anti-dilutive.

Note 7 - The components of comprehensive income are as follows (in millions):

Three months ended June 30,			Six months ended June 30,
	2002	2001	2002	2001
Net earnings	$107.4	$ 62.9	$(446.2)	$112.2
Other comprehensive income (loss):
Foreign currency translation adjustment	103.5	(21.8)	77.3	(54.5)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	0.5	2.5	0.5	0.5
Reclassification to realized on marketable securities, net of tax	-	-	-	(16.4)
Comprehensive income (loss)	$211.4	$ 43.6	$(368.4)	$ 41.8

Included in accumulated other comprehensive income at June 30, 2002, is $2.0 million related to the fair value of derivatives qualifying as cash flow hedges, of which $1.1 million is expected to be reclassified to earnings over the twelve month period ending June 30, 2003. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.

At June 30, 2002, the maximum term of derivative instruments that hedge forecasted transactions, for foreign currency hedges, was 10 months. At June 30, 2002, the maximum term of derivative instruments that hedge forecasted transactions, for commodity hedges, was 18 months.

Note 8 - A summary of operations by reportable segment is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net Sales
Climate Control	$ 615.2	$ 607.3	$1,129.7	$1,118.8
Industrial Solutions:
Air & Productivity Solutions	323.1	335.1	633.2	665.2
Dresser-Rand	234.7	181.7	446.5	362.8
Engineered Solutions	321.1	270.0	610.0	542.3
	878.9	786.8	1,689.7	1,570.3
Infrastructure	729.3	719.8	1,364.4	1,381.1
Security & Safety	364.0	345.4	709.5	680.4
Total	$2,587.4	$2,459.3	$4,893.3	$4,750.6

Operating Income (Loss)
Climate Control	$ 37.3	$ 11.5	$ 60.5	$ 1.1
Industrial Solutions:
Air & Productivity Solutions	13.9	14.7	39.5	49.5
Dresser-Rand	0.2	(5.5)	(0.2)	(12.9)
Engineered Solutions	20.9	20.4	37.0	35.7
	35.0	29.6	76.3	72.3
Infrastructure	89.7	84.9	152.4	155.8
Security & Safety	64.3	56.3	130.4	110.6
Unallocated corporate expenses	(19.9)	(20.0)	(41.6)	(38.9)
Total	$ 206.4	$ 162.3	$ 378.0	$ 300.9

No significant changes in assets by geographic area have occurred since December 31, 2001.

Note 9 - As part of the reorganization, Ingersoll-Rand Company Limited (IR-Limited or the company) guaranteed all of the issued public debt securities of Ingersoll-Rand Company (IR-New Jersey). The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited, the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities. The following condensed consolidated financial information for IR-Limited, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present the Parent and Issuer investments in their subsidiaries using the equity method of accounting. Intercompany investments in the nonvoting Class B common shares are accounted for on the cost method.
Condensed Consolidating Balance Sheet June 30, 2002
(In millions)	IR-Limited *	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Current assets:
Cash and cash equivalents	$ -	$ 66.7	$ 57.2	$ -	$ 123.9
Marketable securities	-	-	8.8	-	8.8
Accounts and notes receivable, net	0.1	162.8	1,398.3	-	1,561.2
Inventories, net	-	171.4	1,215.4	-	1,386.8
Prepaid expenses and deferred income taxes	-	45.3	288.9	-	334.2
Accounts, notes and interest receivable affiliates	2.1	-	9,331.2	(9,333.3)	-
Total current assets	2.2	446.2	12,299.8	(9,333.3)	3,414.9
Investment in affiliates	8,953.7	12,363.3	11,848.0	(33,165.0)	-
Property, plant and equipment, net	-	265.6	1,366.4	-	1,632.0
Intangible assets, net	-	175.8	4,683.3	-	4,859.1
Note receivable affiliate	-	-	3,647.4	(3,647.4)	-
Other assets	-	144.1	721.4	-	865.5
Total assets	$ 8,955.9	$13,395.0	$34,566.3	$ (46,145.7)	$10,771.5

Current liabilities:
Accounts payable and accruals	$ -	$ 292.4	$ 1,935.2	-	$2,227.6
Loans payable	-	1,263.4	173.2	-	1,436.6
Accounts, notes and interest payable affiliates	192.6	2,867.3	6,273.4	(9,333.3)	-
Total current liabilities	192.6	4,423.1	8,381.8	(9,333.3)	3,664.2

Long-term debt	-	1,950.6	216.7	-	2,167.3
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	116.5	1,292.7	-	1,409.2
	192.6	10,137.6	9,891.2	(12,980.7)	7,240.7

Shareholders' equity:
Class A common shares	169.2	-	-	-	169.2
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,381.0	3,368.2	22,509.4	(30,653.4)	3,605.2
Accumulated other comprehensive income	77.8	(110.8)	(197.1)	(13.5)	(243.6)
Total shareholders' equity	8,763.3	3,257.4	24,675.1	(33,165.0)	3,530.8
Total liabilities and shareholders' equity	$8,955.9	$13,395.0	$34,566.3	$(46,145.7)	$10,771.5

* Note: Before reduction of $5.3 billion of assets and shareholders' equity related to the Class B common shares issued pursuant to the reorganization on December 31, 2001.

Condensed Consolidating Balance Sheet December 31, 2001
(In millions)	IR-Limited *	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Current assets:
Cash and cash equivalents	$ -	$ 23.4	$ 90.6	$ -	$ 114.0
Marketable securities	-	-	7.4	-	7.4
Accounts and notes receivable, net	-	128.3	1,354.6	-	1,482.9
Inventories, net	-	134.8	1,160.5	-	1,295.3
Prepaid expenses and deferred income taxes	-	57.8	230.4	-	288.2
Accounts and notes receivable affiliates	-	-	2,957.9	(2,957.9)	-
Total current assets	-	344.3	5,801.4	(2,957.9)	3,187.8

Investment in affiliates	5,547.5	12,825.5	8,708.2	(27,081.2)	-
Property, plant and equipment, net	-	238.9	1,394.1	-	1,633.0
Intangible assets, net	-	123.4	5,537.4	-	5,660.8
Note receivable affiliate	3,647.4	-	-	(3,647.4)	-
Other assets	-	218.1	364.0	-	582.1
Total assets	$9,194.9	$13,750.2	$21,805.1	$ (33,686.5)	$11,063.7

Current liabilities:
Accounts payable and accruals	$ -	$ 319.3	$ 1,968.0	$ -	$ 2,287.33
Loans payable	-	449.7	114.0	-	563.7
Accounts and note payable affiliates	-	2,650.0	307.9	(2,957.9)	-
Total current liabilities	-	3,419.0	2,389.9	(2,957.9)	2,851.0

Long-term debt	-	2,650.6	250.1	-	2,900.7
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	116.6	1,278.8	-	1,395.4
	-	9,833.6	3,918.8	(6,605.3)	7,147.1

Shareholders' equity:
Class A common shares	168.0	-	-	-	168.0
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,891.6	4,039.4	15,787.8	(24,648.8)	4,070.0
Accumulated other comprehensive income	-	(122.8)	(264.3)	65.7	(321.4)
Total shareholders' equity	9,194.9	3,916.6	17,886.3	(27,081.2)	3,916.6
Total liabilities and shareholders' equity	$9,194.9	$13,750.2	$21,805.1	$(33,686.5)	$11,063.7

* Note: Before reduction of $5.3 billion of assets and shareholders' equity related to the Class B common shares issued pursuant to the reorganization on December 31, 2001.

Condensed Consolidating Income Statement For the three months ended June 30, 2002
(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net sales	$ -	$ 344.5	$2,242.9	$ -	$2,587.4
Cost of goods sold	-	255.3	1,739.6	-	1,994.9
Selling and administrative expenses	-	75.4	303.4	-	378.8
Restructuring charges	-	3.6	3.7	-	7.3
Operating income	-	10.2	196.2	-	206.4
Equity earnings in affiliates (net of tax)	107.6	63.7	(40.5)	(130.8)	-
Interest expense	-	(45.9)	(13.6)	-	(59.5)
Intercompany interest, dividends and fees	(0.2)	(95.9)	96.1	-	-
Other income (expense), net	-	(11.2)	(0.1)	-	(11.3)
Minority interests	-	-	(3.8)	-	(3.8)
Earnings before income taxes	107.4	(79.1)	234.3	(130.8)	131.8
(Benefit)/provision for income taxes	-	(49.5)	73.9	-	24.4
Net earnings	$ 107.4	$ (29.6)	$160.4	$(130.8)	$ 107.4

Condensed Consolidating Income Statement For the three months ended June 30, 2001
(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$ -	$324.2	$2,135.1	$ -	$2,459.3
Cost of goods sold	-	232.6	1,700.7	-	1,933.3
Selling and administrative expenses	-	69.9	285.5	-	355.4
Restructuring charges	-	-	8.3	-	8.3
Operating income	-	21.7	140.6	-	162.3
Equity earnings in affiliates (net of tax)	-	96.4	-	(96.4)	-
Interest expense	-	(50.1)	(11.0)	-	(61.1)
Intercompany interest and fees	-	0.7	(0.7)	-	-
Other income (expense), net	-	(15.6)	13.5	-	(2.1)
Minority interests	-	-	(5.6)	-	(5.6)
Earnings before income taxes	-	53.1	136.8	(96.4)	93.5
(Benefit)/provision for income taxes	-	(9.7)	40.3	-	30.6
Net earnings	$ -	$ 62.8	$ 96.5	$ (96.4)	$ 62.9

Condensed Consolidating Income Statement For the six months ended June 30, 2002
(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net sales	$ -	$ 621.2	$ 4,272.1	$ -	$4,893.3
Cost of goods sold	-	459.9	3,309.3	-	3,769.2
Selling and administrative expenses	-	140.5	586.5	-	727.0
Restructuring charges	-	9.4	9.7	-	19.1
Operating income	-	11.4	366.6	-	378.0
Equity earnings in affiliates (net of tax) before the cumulative effect of change in accounting principle	88.3	145.5	(40.5)	(193.3)	-
Interest expense	-	(93.8)	(25.2)	-	(119.0)
Intercompany interest and fees	100.0	(191.3)	91.3	-	-
Other income (expense), net	-	(17.4)	(4.1)	-	(21.5)
Minority interests	-	-	(7.2)	-	(7.2)
Earnings before income taxes	188.3	(145.6)	380.9	(193.3)	230.3
(Benefit)/provision for income taxes	-	(105.1)	147.1	-	42.0
Net earnings before cumulative effect of change in accounting principle	188.3	(40.5)	233.8	(193.3)	$ 188.3
Cumulative effect of change in accounting principle, net of tax	(634.5)	-	(634.5)	634.5	(634.5)
Net earnings (loss)	$ (446.2)	$ (40.5)	$(400.7)	$ 441.2	$(446.2)

Condensed Consolidating Income Statement For the six months ended June 30, 2001

(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	Total
Net sales	$ -	$637.3	$4,113.3	$ -	$4,750.6
Cost of goods sold	-	455.6	3,265.0	-	3,720.6
Selling and administrative expenses	-	133.5	564.0	-	697.5
Restructuring charges	-	-	31.6	-	31.6
Operating income	-	48.2	252.7	-	300.9
Equity earnings in affiliates (net of tax)	-	154.0	-	(154.0)	-
Interest expense	-	(101.5)	(24.1)	-	(125.6)
Intercompany interest and fees	-	7.2	(7.2)	-	-
Other income (expense), net	-	(12.6)	18.0	-	5.4
Minority interests	-	-	(14.1)	-	(14.1)
Earnings before income taxes	-	95.3	225.3	(154.0)	166.6
(Benefit)/provision for income taxes	-	(16.9)	71.3	-	54.4
Net earnings	$ -	$ 112.2	$ 154.0	$ (154.0)	$ 112.2

Condensed Consolidating Statement of Cash Flows For the six months ended June 30, 2002

(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net cash provided by/(used in) operating activities	$ 67.7	$(68.0)	$ 43.2	$ -	$ 42.9

Cash flows from investing activities:
Capital expenditures	-	(8.0)	(69.5)	-	(77.5)
Investments and acquisitions, net of cash	-	-	(85.2)	-	(85.2)
Decrease in marketable securities	-	-	(1.4)	-	(1.4)
Proceeds from sale of property, plant and equipment	-	1.9	17.8	-	19.7
Other, net	-	-	(4.6)	-	(4.6)
Net cash used in investing activities	-	(6.1)	(142.9)	-	(149.0)

Cash flows from financing activities:
Net change in debt	-	113.6	19.4	-	133.0
Dividends paid	(103.3)	3.8	42.2	-	(57.3)
Proceeds from the exercise of stock options	35.6	-	-	-	35.6
Net cash (used in) provided by financing activities	(67.7)	117.4	61.6	-	111.3

Effect of exchange rate changes on cash and cash equivalents	-	-	4.7	-	4.7

Net increase/ (decrease) in cash and cash equivalents	-	43.3	(33.4)	-	9.9
Cash and cash equivalents - beginning of period	-	23.4	90.6	-	114.0
Cash and cash equivalents - end of period	$ -	$ 66.7	$ 57.2	$ -	$123.9

Condensed Consolidating Statement of Cash Flows For the six months ended June 30, 2001

(In millions)	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	Total
Net cash (used in)/provided by operating activities	$ -	$ (304.0)	$225.0	$ -	$ (79.0)

Cash flows from investing activities:
Capital expenditures	-	(11.3)	(75.0)	-	(86.3)
Investments and acquisitions, net of cash	-	(3.1)	(100.4)	-	(103.5)
Proceeds from business dispositions	-	-	17.5	-	17.5
Decrease in marketable securities	-	95.1	(2.4)	-	92.7
Proceeds from sale of property, plant and equipment	-	-	17.3	-	17.3
Other, net	-	-	2.9	-	2.9
Net cash provided by/(used in) investing activities	-	80.7	(140.1)	-	(59.4)

Cash flows from financing activities:
Net change in debt	-	379.9	(104.0)	-	275.9
Purchase of treasury stock	-	(58.1)	-	-	(58.1)
Dividends paid	-	(55.9)	-	-	(55.9)
Proceeds from the exercise of stock options	-	8.5	-	-	8.5
Net cash provided by (used in) financing activities	-	274.4	(104.0)	-	170.4

Effect of exchange rate changes on cash and cash equivalents	-	-	(3.0)	-	(3.0)

Net increase (decrease) in cash and cash equivalents	-	51.1	(22.1)	-	29.0
Cash and cash equivalents - beginning of period	-	-	97.0	-	97.0
Cash and cash equivalents - end of period	$ -	$ 51.1	$ 74.9	$ -	$ 126.0

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended June 30, 2002 and 2001

Net earnings for the second quarter of 2002 were $107.4 million, or diluted earnings per share of $0.63 as compared to $62.9 million and $0.38 per share in the comparable quarter of 2001. All dollar amounts are in millions.

	Three months ended June 30,
	2002			2001
	Reported Results	Restructure and Other Charges	Adjusted Results	Reported Results	Restructure and Other Charges	SFAS No. 142 Amortization	Adjusted Results
Net sales	$2,587.4	$ -	$2,587.4	$2,459.3	$ -	$ -	$2,459.3
Cost of goods sold	1,994.9	12.5	1,982.4	1,933.3	27.3	31.5	1,874.5
Selling and administrative expenses	378.8	2.1	376.7	355.4	6.4	2.0	347.0
Restructuring charges	7.3	7.3	-	8.3	8.3	-	-
Operating income	$ 206.4	$ (21.9)	$ 228.3	$ 162.3	$ (42.0)	$(33.5)	$ 237.8
Operating margin	8.0%		8.8%	6.6%0			9.7%

Cost of goods sold, and selling and administrative expenses include charges for productivity investments. Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements. Charges for productivity investments are expensed as incurred. See "Restructuring" for further discussion. In addition, 2001 reported results include amortization of goodwill. As a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets", goodwill and indefinite lived intangible assets are no longer subject to amortization. Results are shown on a "reported" basis, as well as before restructure, productivity investments, and goodwill amortization (SFAS No. 142 amortization).

Net Sales

Revenues for the second quarter of 2002 increased by approximately 5% over the comparable quarter of 2001 due to higher Dresser-Rand revenues and the results of acquisitions. Excluding acquisitions, revenues increased by approximately 3%, due mainly to increased volumes at Dresser-Rand and Engineered Solutions. Dresser-Rand revenues in the second quarter were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at low margins. The Company continues to make progress in increasing recurring revenues, which include revenues derived from installation, parts and service. Total recurring revenues grew by 14% in the second quarter of 2002 compared to the second quarter of 2001.

Cost of Goods Sold

Cost of goods sold in the second quarter of 2002 was 77.1% of sales as compared to 78.6% in 2001. Excluding productivity investments and SFAS No. 142 amortization, the ratio of cost of goods sold to sales was 76.6% in the second quarter of 2002 and 76.2% in the comparable prior period. The increase was mainly attributable to unfavorable product mix and pricing pressure, which was partially offset by the benefits associated with the restructuring programs and improved productivity.

Selling and Administrative Expenses

Selling and administrative expenses in the second quarter of 2002 were 14.6% of sales as compared to 14.5% in 2001. Excluding productivity investments and SFAS No. 142 amortization, the ratio of selling and administrative expenses to sales was 14.6% in the second quarter of 2002 and 14.1% in the comparable prior period. The increase in the ratio is largely attributable to the acquisition of service oriented businesses that have higher S&A ratios than the company's historical mix of businesses.

Restructuring Charges

Restructure expense, primarily related to severance, was $7.3 million in the second quarter of 2002 as compared to $8.3 million in the comparable second quarter of 2001.

Operating Income

Operating income for the second quarter of 2002 increased by approximately 27%. Excluding restructure expense, productivity investments and SFAS No. 142 amortization, operating income decreased by approximately 4%.

Interest Expense

Interest expense decreased by $1.6 million from $61.1 million in the second quarter of 2001, to $59.5 million in 2002. The decrease is attributable to lower year-over-year debt levels and a decline in interest rates.

Other Income (Expense)

Other income (expense), net, includes foreign exchange activities, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items. Other income (expense), net, aggregated $11.3 million of net expense in the second quarter of 2002 as compared with $2.1 million of net expense in 2001. The difference between the comparable quarters is mainly due to approximately $4.0 million of foreign exchange losses in 2002 and approximately $6.0 million of foreign exchange gains in 2001.

Minority Interests

Charges for minority interests in the second quarter of 2002 were $3.8 million, a decrease of $1.8 million compared to 2001. The second quarter of 2001 included $2.4 million of charges associated with the Company's equity-linked securities, which were converted into approximately 8.3 million common shares in May 2001.

Provision for Income Taxes

The Company's second quarter 2002 provision for income taxes was $24.4 million, as compared to $30.6 million in 2001. The Company's effective tax rate for the second quarter 2002 was 18%, down significantly from the prior year's 33%, as a result of transactions enabled by the Company's reincorporation effective December 31, 2001. The Company is carefully monitoring the current legislative activity concerning inversions and is confident it will be able to achieve an effective tax rate of 18% for 2002. See "Reorganization as a Bermuda Company and Related Risk Factors".

Backlog

Incoming orders for the second quarter of 2002 totaled $2.6 billion, compared to $2.5 billion in the second quarter of 2001. The Company's backlog of orders at June 30, 2002, believed to be firm, was $1.9 billion, which was an increase of approximately $100 million from December 31, 2001.

Results of Operations - Six Months Ended June 30, 2002 and 2001

Net earnings before cumulative effect of change in accounting principle for the first six months of 2002 were $188.3 million, or diluted earnings per share of $1.10 as compared to $112.2 million and $0.69 per share in the comparable period of 2001. All dollar amounts are in millions.

	Six months ended June 30,
	2002			2001
	Reported Results	Restructure and Other Charges	Adjusted Results	Reported Results	Restructure and Other Charges	SFAS No. 142 Amortization	Adjusted Results
Net sales	$4,893.3	$ -	$4,893.3	$4,750.6	$ -	$ -	$4,750.6
Cost of goods sold	3,769.2	22.3	3,746.9	3,720.6	41.4	65.4	3,613.8
Selling and administrative expenses	727.0	4.4	722.6	697.5	17.9	4.4	675.2
Restructuring charges	19.1	19.1	-	31.6	31.6	-	-
Operating income	$ 378.0	$ (45.8)	$ 423.8	$ 300.9	$ (90.9)	$(69.8)	$ 461.6
Operating margin	7.7%		8.7%	6.3%0			9.7%

Cost of goods sold, and selling and administrative expenses include charges for productivity investments. Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements. Charges for productivity investments are expensed as incurred. See "Restructuring" for further discussion. In addition, 2001 reported results include amortization of goodwill and indefinite lived intangible assets. As a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill and indefinite lived intangible assets are no longer subject to amortization. Results are shown on a "reported" basis, as well as before restructure, productivity investments, and goodwill and indefinite lived intangible asset amortization (SFAS No. 142 amortization).

Net Sales

Revenues for the first six months of 2002 increased by approximately 3% over the comparable period of 2001 due primarily to the results of acquisitions. Excluding acquisitions, revenues remained constant.

Cost of Goods Sold

Cost of goods sold for the first six months of 2002 was 77.0% of sales as compared to 78.3% in 2001. Excluding productivity investments and SFAS No. 142 amortization, the ratio of cost of goods sold to sales was 76.6% in the first half of 2002 and 76.1% in the comparable prior period. The increase was mainly attributable to unfavorable product mix and pricing pressure, which was partially offset by the benefits associated with the restructuring programs and improved productivity.

Selling and Administrative Expenses

Selling and administrative expenses in the first six months of 2002 was 14.9% of sales as compared to 14.7% in 2001. Excluding productivity investments and SFAS No. 142 amortization, the ratio of selling and administrative expenses to sales was 14.8% in the first half of 2002 and 14.2% in the comparable prior period. The increase in the ratio is largely attributable to the acquisition of service oriented businesses that have higher S&A ratios than the company's historical mix of businesses.

Restructuring Charges

Restructure expense, primarily related to severance, was $19.1 million in the second quarter of
2002 as compared to $31.6 million in the comparable second quarter of 2001.

Operating Income

Operating income for the first six months of 2002 increased by approximately 26%. Excluding restructure, productivity investments and SFAS No. 142 amortization, operating income decreased by approximately 8%.

Interest Expense

Interest expense decreased by $6.6 million from $125.6 million in the first six months of 2001, to $119.0 million in 2002. The decrease is attributable to lower year-over-year debt levels and a decline in interest rates.

Other Income (Expense)

Other income (expense), net, includes foreign exchange activities, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items. Other income (expense), net, aggregated $21.5 million of net expense in the first six months of 2002 as compared with $5.4 million of net income in 2001. The difference between the comparable periods is mainly due to approximately $3.6 million of foreign exchange losses in 2002 versus approximately $6.0 million of foreign exchange gains in 2001. In addition, 2001 includes a gain of $8.8 million on the sale of stock received in connection with the sale of Dresser-Rand's compression services business.

Minority Interests

Charges for minority interests in the first six months of 2002 were $7.2 million, a decrease of $6.9 million compared to 2001. The first six months of 2001 included $8.6 million of charges associated with the Company's equity-linked securities, which were converted into approximately 8.3 million common shares in May 2001.

Provision for Income Taxes

The Company's provision for income taxes for the first six months of 2002 was $42.0 million, as compared to $54.4 million in 2001. The Company's effective tax rate for the first six months of
2002 was 18%, down significantly from the prior year's 33%, as a result of transactions enabled by the Company's reincorporation effective December 31, 2001. The Company is carefully monitoring the current legislative activity concerning inversions and is confident it will be able to achieve an effective tax rate of 18% for 2002. See "Reorganization as a Bermuda Company and Related Risk Factors".

Restructuring

During the third quarter of 2000, the Company commenced a $325 million restructuring program, which included such actions as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes. During the fourth quarter of 2001, the Company commenced a second restructuring program for an additional $150 million to further reduce the general and administrative expenses across the Company. These programs include certain costs that are identified in SAB 100 and EITF 94-3 as restructuring, as well as other related costs that do not meet the criteria to be classified as restructuring. Nonrecurring costs associated with these activities not qualifying as restructuring are referred to as "productivity investments" and have been charged to "Cost of sales" and "Selling and administrative expenses." Productivity investments for the six months ended June 30, 2002 include costs for equipment moving ($3.1 million), facility redesign ($10.3 million), employee relocation and retraining ($8.6 million), and systems enhancements and other ($4.7 million). Substantially all income statement activity and cash payments under both programs is expected to be completed by December 31, 2002. Remaining amounts related primarily to ongoing lease commitments and pension liabilities. The Company expects lower costs and improved customer service in all segments as a result of these actions. The Company manages the 2000 and 2001 programs as a single restructuring program totaling $475 million. Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program is expected to be approximately 6,000 (excluding Hussmann International, Inc. (Hussmann); See Note 3 to the Condensed Consolidated Financial Statements) by December 31, 2002. These terminations impacted both the salaried and hourly employee groups. The total number of manufacturing facilities to be closed by December 31, 2002 is 21 (excluding Hussmann). Payments for the terminations of employees and facility closures have been made since the inception of the program and will be substantially complete by December 31, 2002.

The planned benefit of the program is estimated to be approximately $225 million on an annual basis once fully implemented. Approximately $10 million of benefits from the above-mentioned actions were realized in the second half of 2000. During 2001, the Company realized approximately $125 million of incremental benefits from the program. Due to the timing of completion of facility related projects, the first year of full realization of the benefits is expected to be 2003.

Management teams that were directly involved with the required actions developed the projected costs for each project within each segment and the Corporate Center. The costs incurred relating to the restructuring and productivity investments included involuntary employee termination benefits and relocation costs, lease exit costs, equipment write-offs, moving costs, and new site set up costs.

The projected savings identified at the project level were developed by the management teams at the various locations and were based on the historical data that pertained to the specific actions (payroll, benefits, and variable overhead).

A reconciliation of the consolidated restructuring reserve for the 2000 and 2001 programs is as follows:

In millions	Employee termination costs	Facility exit costs	Total
Balance at December 31, 2001	$ 34.5	$ 7.1	$ 41.6
Provision	17.3	1.8	19.1
Cash payments	(23.8)	(6.8)	(30.6)
Non-cash write-offs	-	(1.5)	(1.5)
Balance at June 30, 2002	$ 28.0	$ 0.6	$ 28.6

Climate Control

This segment has undergone significant restructuring due to the acquisition of Hussmann in 2000. See Note 3 to the Condensed Consolidated Financial Statements. During 2000, Thermo King experienced a reduction in volumes due to a severe recession in the North America truck and trailer markets. Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. In conjunction with the Hussmann acquisition, it was necessary to address these issues to achieve the synergies identified. The approved actions were as follows:

    Close five manufacturing locations: U.S. (2), Europe (2) and Latin America (1).
    Outsource the manufacturing of certain components used in products.
    Terminate 1,374 employees.

As of June 30, 2002, all five specified manufacturing locations have been closed, the outsourcing of certain product manufacturing was completed, and 1,329 employees have been terminated. An additional 45 employees will be terminated by December 31, 2002.

The expected annual savings is approximately $35 million. For the six months ended June 30, 2002, this segment has realized approximately $10 million of savings.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:
	Employee termination costs	Facility exit costs		Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 1.6	$ 6.9	$ -	$ -	$ 1.6	$ 6.9
Provision	2.3	0.9	-	1.5	2.3	2.4
Cash payments	(1.8)	(3.8)	-	-	(1.8)	(3.8)
Non-cash write-offs	-	-	-	(1.0)	-	(1.0)
Balance at June 30, 2002	$ 2.1	$ 4.0	$ -	$ 0.5	$ 2.1	$ 4.5

Air & Productivity Solutions

Management examined the segment's operations and determined that the consolidation of manufacturing locations and the reduction of selling and administrative expenses were essential to meet its strategic objectives. To achieve a lower cost structure, an Eastern European manufacturing plant was opened enabling the business to compete on a global scale. The severe recession in the worldwide industrial markets necessitated employee terminations to align the cost structure with the volume levels. The approved actions were as follows:

    Close eight manufacturing locations: U.S. (4), Asia Pacific (3) and Europe (1).

    Terminate 1,312 employees.

As of June 30, 2002, seven of the specified manufacturing locations have been closed with the final closure to occur by December 31, 2002. Employees terminated as of June 30, 2002 were 1,274 with an additional 38 employees to be terminated by December 31, 2002.

The expected annual savings is approximately $60 million. For the six months ended June 30, 2002, this segment has realized approximately $15 million of savings.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:
	Employee termination costs	Facility exit costs			Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 3.1	$ 3.7	$ 2.7	$ -	$ 5.8	$ 3.7
Provision	(3.1)	0.7	-	-	(3.1)	0.7
Cash payments	-	(3.3)	(2.7)	-	(2.7)	(3.3)
Balance at June 30, 2002	$ -	$ 1.1	$ -	$ -	$ -	$ 1.1

Engineered Solutions

Management examined the Engineered Solutions' operations and determined that the geographical realignment of the manufacturing footprint was critical to achieve its strategic objectives. To enable the business to compete on a global scale, an Eastern European manufacturing plant was opened. Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. The approved actions were as follows:

    Close one manufacturing location in the U.S.
    Terminate 1,393 employees.

As of June 30, 2002, the specified manufacturing location was closed, and 1,138 employees were terminated, with an additional 255 expected by December 31, 2002.

The expected annual savings is approximately $55 million. For the six months ended June 30, 2002, this segment has realized approximately $15 million of savings.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs	Facility exit costs			Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 1.1	$ 2.7	$ -	$ -	$ 1.1	$ 2.7
Provision	0.7	1.2	-	-	0.7	1.2
Cash payments	-	(3.9)	-	-	-	(3.9)
Balance at June 30, 2002	$ 1.8	$ -	$ -	$ -	$ 1.8	$ -

Dresser-Rand

Management examined the segment's operations and selling and administrative (S&A) expense structure, and determined that the reduction of S&A expenses, as well as the consolidation of its sales regions was essential to meet its strategic objectives. The approved actions were as follows:

    Organizational realignment - five regions reduced to three.
    Terminate 318 employees.
    Close or consolidate several non-manufacturing locations.

As of June 30, 2002, the organizational realignment was complete, all 318 identified employees were terminated, and the closure of the non-manufacturing locations was complete.

As of December 31, 2001, this segment has realized approximately $10 million of savings, which it expects to be the annual savings in future years.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ -	$ -	$ -	$ -	$ -	$ -
Provision	1.5	-	-	-	1.5	-
Cash payments	(1.5)	-	-	-	(1.5)	-
Balance at June 30, 2002	$ -	$ -	$ -	$ -	$ -	$ -

Infrastructure

Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. The consolidation of the manufacturing locations will enable the business to leverage its capacity when the volumes return. Additional significant management realignments were essential to the success of the market strategy and to leverage the distribution channels. The approved actions were as follows:

    Close two manufacturing locations in the U.S.

      Terminate 715 employees.

As of June 30, 2002, the two specified manufacturing location were closed, and 696 employees were terminated. An additional 19 employee terminations are expected by December 31, 2002.

The expected annual savings is approximately $29 million. For the six months ended June 30, 2002, this segment has realized approximately $5 million of savings.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs	Facility exit costs			Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 1.6	$ 0.5	$ 0.3	$ -	$ 1.9	$ 0.5
Provision	3.7	1.6	-	-	3.7	1.6
Cash payments	(2.0)	(2.0)	-	-	(2.0)	(2.0)
Non-cash write-offs	-	-	(0.3)	-	(0.3)	-
Balance at June 30, 2002	$ 3.3	$ 0.1	$ -	$ -	$ 3.3	$ 0.1

Security & Safety

Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. Management also reviewed the current selling and administrative expense structure and determined that significant actions were required to align the cost structure with the current volume levels. The approved actions were as follows:

    Close five manufacturing locations: U.S. (3) and Europe (2).
    Terminate 472 employees.

As of June 30, 2002, four of the specified manufacturing location were closed and 395 of the 472 employees had been terminated. The final facility closure and employee terminations will occur prior to December 31, 2002.

The expected annual savings is approximately $39 million. For the six months ended June 30, 2002, this segment has realized approximately $10 million of savings.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:
	Employee termination costs		Facility exit costs		Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 2.4	$ -	$ 4.1	$ -	$ 6.5	$ -
Provision	0.3	-	0.3	-	0.6	-
Cash payments	(2.2)	-	(4.1)	-	(6.3)	-
Non-cash write-offs	-	-	(0.2)	-	(0.2)	-
Balance at June 30, 2002	$ 0.5	$ -	$ 0.1	$ -	$ 0.6	$ -

Corporate Center Restructuring

Management determined that previously decentralized back office functions (such as accounts payable, accounts receivable, benefits administration and payroll) proved to be an inefficient way of managing costs of high volume transactions. The creation of Global Business Services (a shared service center) enabled the Company to consolidate high volume transactions at a lower cost. These actions resulted in employee terminations of 153 as of June 30, 2002, and an additional 243 reduction in staff is expected by December 31, 2002. The restructuring costs associated with corporate are primarily related to the involuntary employee terminations. The savings associated with the corporate restructuring activities are realized in the segments due to the reduction of employees in business units' back office operations.

 A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs	Facility exit costs			Total
In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II
Balance at December 31, 2001	$ 8.6	$ 2.3	$ -	$ -	$ 8.6	$ 2.3
Provision	-	7.5	-	-	-	7.5
Cash payments	(0.8)	(2.5)	-	-	(0.8)	(2.5)
Balance at June 30, 2002	$ 7.8	$ 7.3	$ -	$ -	$ 7.8	$ 7.3

Review of Business Segments

Reported results for 2001 include amortization of goodwill and indefinite lived intangible assets. As a result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill and indefinite lived intangible assets are no longer subject to amortization. Segment results are shown on a "reported" basis, as well as before restructure, productivity investments and SFAS No. 142 amortization. All amounts are in millions.

The following table summarizes costs for restructure, productivity investments and SFAS No. 142 amortization by segment, for the three months ended June 30, 2002 and 2001:

	2002		2001
	Restructure	Productivity Investments	Restructure	Productivity Investments	SFAS No. 142 Amortization
Climate Control	$2.3	$ 2.4	$ -	$11.6	$21.0
Industrial Solutions:
Air & Productivity Solutions	0.7	2.4	1.3	6.9	0.3
Dresser-Rand	0.7	-	-	2.3	2.1
Engineered Solutions	0.7	5.3	3.4	3.5	-
Infrastructure	-	1.9	0.1	3.9	6.5
Security & Safety	0.2	2.2	0.5	5.5	3.6
Corporate	2.7	0.4	3.0	-	-
Total	$7.3	$14.6	$8.3	$33.7	$33.5

The following table summarizes costs for restructure, productivity investments and SFAS No. 142 amortization by segment, for the six months ended June 30, 2002 and 2001:

	2002		2001
	Restructure	Productivity Investments	Restructure	Productivity Investments	SFAS No. 142 Amortization
Climate Control	$ 4.7	$ 5.3	$10.9	$16.1	$43.9
Industrial Solutions:
Air & Productivity Solutions	(2.4)	4.2	1.3	9.7	1.3
Dresser-Rand	1.5	-	1.6	5.8	4.3
Engineered Solutions	1.9	8.2	10.5	5.2	-
Infrastructure	5.3	4.5	3.0	8.0	13.1
Security & Safety	0.6	3.9	1.3	11.9	7.2
Corporate	7.5	0.6	3.0	2.6	-
Total	$19.1	$26.7	$31.6	$59.3	$69.8

Climate Control

Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers. It includes the market leading brands of Thermo King and Hussmann. All dollar amounts are in millions.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Sales	$615.2	$607.3	$1,129.7	$1,118.8
Operating income, reported	37.3	11.5	60.5	1.1
Operating margin, reported	6.1%	1.9%	5.4%	0.1%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	42.0	44.1	70.5	72.0
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	6.8%	7.3%	6.2%	6.4%

Climate Control revenues for the second quarter 2002 increased by approximately 1% compared to the second quarter of 2001. The results of acquisitions accounted for approximately 4% of the increase in revenues, while lower volumes decreased revenues by approximately 3%. On a comparable basis, operating income decreased by $2.1 million while operating margins declined from 7.3% in 2001 to 6.8% in 2002. The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 22%, while favorable pricing over the comparable prior period increased operating income by approximately 10%. These increases were more than offset by lower volumes and unfavorable product mix, which decreased operating income by approximately 16% and other decreases such as increased warranty expenses and increased investment due to the startup of the Retail Solutions initiative, which decreased operating income by approximately 18%.

Climate Control revenues for the six months ended June 30, 2002 increased by approximately 1% compared to the six months ended June 30, 2001. The results of acquisitions accounted for approximately 6% of the increase in revenues, while lower volumes decreased revenues by approximately 5%. On a comparable basis, operating income decreased by $1.5 million while operating margins declined from 6.4% in 2001 to 6.2% in 2002. The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 30%, while favorable pricing over the comparable prior period increased operating income by approximately 8%. These increases were more than offset by lower volumes and unfavorable product mix, which decreased operating income by approximately 33% and other decreases such as increased warranty expenses and increased investment due to the startup of the Retail Solutions initiative, which decreased operating income by approximately 6%.

Industrial Solutions

Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency. Industrial Solutions consists of the following three segments: Air and Productivity Solutions, Dresser-Rand and Engineered Solutions.

Air & Productivity Solutions

Air & Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, fluid products, microturbines and industrial tools. All dollar amounts are in millions.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Sales	$323.1	$335.1	$633.2	$665.2
Operating income, reported	13.9	14.7	39.5	49.5
Operating margin, reported	4.3%	4.4%	6.2%	7.4%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	17.0	23.2	41.3	61.8
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	5.3%	6.9%	6.5%	9.3%

Air & Productivity Solutions' revenues for the second quarter 2002 decreased by approximately 4% compared to the second quarter of 2001, due mainly to lower volumes. On a comparable basis, operating income decreased by $6.2 million while operating margins declined from 6.9% in 2001 to 5.3% in 2002. The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 48%. This increase was more than offset by lower volumes and unfavorable product mix, which decreased operating income by approximately 44%, and higher benefit and insurance costs, which decreased operating income by approximately 16%. In addition, increased investment in developing the PowerWorks microturbine business also had a negative impact.

Air & Productivity Solutions' revenues for the six months ended June 30, 2002 decreased by approximately 5% compared to the six months ended June 30, 2001, due mainly to lower volumes. On a comparable basis, operating income decreased by $20.5 million while operating margins declined from 9.3% in 2001 to 6.5% in 2002. The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 34%. This increases was more than offset by lower volumes and unfavorable product mix, which decreased operating income by approximately 35%, and higher benefit and insurance costs, which decreased operating income by approximately 14%. In addition, increased investment in developing the PowerWorks microturbine business also had a negative impact.

 Dresser-Rand

Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators. All dollar amounts are in millions.

	Three months ended June 30,	Six months ended June 30,
	2002	2001	2002	2001
Sales	$234.7	$181.7	$446.5	$362.8
Operating income (expense), reported	0.2	(5.5)	(0.2)	(12.9)
Operating margin, reported	0.1%	(3.0)%	0.0%	(3.6)%
Operating income (expense), before restructure, productivity investments and SFAS No. 142 amortization	0.9	(1.1)	1.3	(1.2)
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	0.4%	(0.6)%	0.3%	(0.3)%

Dresser-Rand revenues for the second quarter 2002 increased by approximately 29% compared to the second quarter of 2001, while operating income and margins also increased. The improved results reflect volume increases and ongoing cost reductions. In addition, both revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at low margins.

Dresser-Rand revenues for the six months ended June 30, 2002 increased by approximately 23% compared to six months ended June 30, 2001, while operating margins also increased. The improved results reflect volume increases and ongoing cost reductions. In addition, both revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at low margins.

Engineered Solutions

Engineered Solutions is engaged in the design, manufacture, sale and service of precision bearing products and motion control components and assemblies. It provides motion control applications to both the automotive OEM and industrial aftermarkets. All dollar amounts are in millions.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Sales	$321.1	$270.0	$610.0	$542.3
Operating income, reported	20.9	20.4	37.0	35.7
Operating margin, reported	6.5%	7.6%	6.1%	6.6%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	26.9	27.3	47.1	51.4
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	8.4%	10.1%	7.7%	9.5%

Engineered Solutions' revenues for the second quarter 2002 increased by approximately 19% compared to the second quarter of 2001. The results of the acquisition of Nadella and higher volumes accounted for an increase in revenues of approximately 12% and 8%, respectively. The partial offset in revenues was due to unfavorable pricing over the comparable prior period. On a comparable basis, operating income decreased by $0.4 million while operating margins declined from 10.1% in 2001 to 8.4% in 2002. The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 26%, while higher volumes and favorable product mix increased operating income by approximately 33%. These increases were more than offset by unfavorable pricing over the comparable prior period, which decreased operating income by approximately 29%, and higher benefit and insurance costs, which decreased operating income by approximately 31%.

Engineered Solutions' revenues for the six months ended June 30, 2002 increased by approximately 12% compared to the six months ended June 30, 2001. The results of the acquisition of Nadella and higher volumes accounted for an increase in revenues of approximately 12% and 2%, respectively. The partial offset in revenues was due to unfavorable pricing over the comparable prior period. On a comparable basis, operating income decreased by $4.3 million while operating margins declined from 9.5% in 2001 to 7.7% in 2002. The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 37%. This increase was more than offset by unfavorable pricing over the comparable prior period, which decreased operating income by approximately 16%, and higher benefit and insurance costs, which decreased operating income by approximately 31%.

Infrastructure

Infrastructure is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, electric and gasoline powered golf and utility vehicles, portable compressors and light towers, road construction and repair equipment, and a broad line of drills and drill accessories. All dollar amounts are in millions.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Sales	$729.3	$719.8	$1,364.4	$1,381.1
Operating income, reported	89.7	84.9	152.4	155.8
Operating margin, reported	12.3%	11.8%	11.2%	11.3%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	91.6	95.4	162.2	179.9
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	12.6%	13.3%	11.9%	13.0%

Infrastructure revenues for the second quarter 2002 increased by approximately 1% compared to the second quarter of 2001. The increase was mainly attributable to higher volumes from new product introductions and higher market shares at Bobcat and Club Car, which resulted in an increase of approximately 1%, while the positive results of acquisitions were offset by unfavorable pricing over the comparable prior period. On a comparable basis, operating income decreased by $3.8 million while operating margins declined from 13.3% in 2001 to 12.6% in 2002. The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 6%, while higher volumes and favorable product mix increased operating income by approximately 3%. These increases were more than offset by unfavorable pricing over the comparable prior period, which decreased operating income by approximately 4% and other decreases, such as increased warranty expenses, which decreased operating income by approximately 9%.

Infrastructure revenues for the six months ended June 30, 2002 decreased by approximately 1% compared to the six months ended June 30, 2001. The decrease was mainly attributable to lower volumes. On a comparable basis, operating income decreased by $17.7 million while operating margins declined from 13.0% in 2001 to 11.9% in 2002. The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 4%. This increase was more than offset by unfavorable pricing over the comparable prior period, which decreased operating income by approximately 2%, lower volumes and unfavorable product mix, which decreased operating income by approximately 5%, and other decreases, such as increased warranty expenses, which decreased operating income by approximately 6%.

Security & Safety

Security & Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, portable security products, decorative hardware, and electronic and biometric access control systems. All dollar amounts are in millions.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Sales	$364.0	$345.4	$709.5	$680.4
Operating income, reported	64.3	56.3	130.4	110.6
Operating margin, reported	17.7%	16.3%	18.4%	16.3%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	66.7	65.9	134.9	131.0
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	18.3%	19.1%	19.0%	19.3%

Security & Safety revenues for the second quarter 2002 increased by approximately 5% compared to the second quarter of 2001. The results of acquisitions accounted for an approximate 2% increase in revenues, with the remaining increase mainly attributable to higher volumes. On a comparable basis, operating income increased by $0.8 million while operating margins declined from 19.1% in 2001 to 18.3% in 2002. The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 7%. This increase was more than offset by higher benefit and insurance costs, which decreased operating income by approximately 4%, and continued investment in security and safety growth initiatives, which decreased operating income by approximately 5%.

Security & Safety revenues for the six months ended June 30, 2002 increased by approximately 4% compared to the six months ended June 30, 2001. The results of acquisitions accounted for an approximate 2% increase in revenues, with the remaining increase mainly attributable to higher volumes. On a comparable basis, operating income increased by $3.9 million while operating margins declined from 19.3% in 2001 to 19.0% in 2002. The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 7%, while the favorable results of acquisitions increased operating income by approximately 5%. These increases were more than offset by higher benefit and insurance costs, which decreased operating income by approximately 4%, and continued investment in security and safety growth initiatives, which decreased operating income by approximately 5%.

Liquidity and Capital Resources

The Company's debt-to-total capital ratio at June 30, 2002, was approximately 50%, compared with 46% reported at December 31, 2001. The impairment charge taken in connection with the adoption of SFAS No. 142 had a negative impact on the company's debt-to-total capital ratio. However, the impairment charge will not impact the company's liquidity or access to capital markets. The company's public debt has no financial covenants and its $2.5 billion revolving credit line has a debt-to-total capital covenant of 65%, which is calculated excluding the impairment charge relating to SFAS No. 142.

The Company's working capital was a negative $249.3 million at June 30, 2002, compared to $336.8 million at December 31, 2001. The decrease is primarily related to the reclassification of approximately $700 million of debt, which matures in February 2003, from long-term to short-
term. The Company anticipates meeting its short-term debt obligations by utilizing operating cash flow or various means of refinancing available if necessary.

During the first six months of 2002, foreign currency translation adjustments resulted in a net increase of $77.3 million in shareowners' equity. Currency fluctuations in the euro accounted for the majority of the change.

Environmental Matters

The Company is party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. At some of these sites, the Company's records disclose no involvement or the Company's liability has been fully determined. For all sites there are other PRPs and in most instances, the Company's site involvement is minimal.

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

Acquisitions

In June 2002, the Company acquired Electronic Technologies Corporation (ETC), based in Dover Plains, New York, for approximately $22 million. ETC provides specialty security systems integration, serving as a single source for integrating a facility's access control, closed circuit television and fire/life safety systems. The final purchase price may be increased by approximately $15 million based upon certain future operating goals as specified in the contract.

In May 2002, the Company acquired a 51 percent interest in Superay, a manufacturer of tools and related products based in Jin Tan, China, for approximately $3 million.

In the first quarter, the Company acquired a 30% interest in CISA S.p.A. (CISA), a European manufacturer of mechanical and electronic security products, for approximately $60 million.

CISA operates worldwide and will enable the Company to provide customers with a complete portfolio of security products in the Americas and the European and Asia Pacific markets.

 New Accounting Standards

In June 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued. The standard requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of EITF No. 94-3, which recognized a liability for an exit cost on the date an entity committed itself to an exit plan. The standard will be effective for exit or disposal activities that are initiated after December 31, 2002. The company is currently reviewing the provisions of SFAS No. 146 to determine its impact upon adoption.

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

Certain of the Company's shareholders may be subject to additional tax if the Company or any of its non-U.S. subsidiaries are considered a "controlled foreign corporation" or "CFC" under current U.S. tax laws.

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

If the Company or any of its foreign subsidiaries are treated as a CFC, this status should have no adverse effect on any of the Company's shareholders who do not own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of the Company's shares or the shares of any of its foreign subsidiaries. If, however, the Company or any of its foreign subsidiaries are treated as a CFC for an uninterrupted period of 30 days or more during any taxable year, any U.S. shareholder who owns (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of stock of the company or the subsidiary on any day during the taxable year and who directly or indirectly owns any stock in the corporation the last day of such year in which it is a CFC will have to include in its gross income for U.S. federal income tax purposes its pro rata share of the corporation's "subpart F income" relating to the period during which the corporation is a CFC.

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

Changes in laws or regulations could adversely affect the Company and its subsidiaries.

Changes in tax laws, treaties or regulations or the interpretation or enforcement thereof could adversely affect the tax consequences of the Reorganization to the Company and its subsidiaries. In this connection, bills have been introduced in the United States Congress which, if enacted, could substantially reduce or eliminate the tax benefits resulting from the Reorganization.

There are also proposed U.S. legislative and regulatory actions which could reduce or eliminate the ability of the Company or its subsidiaries to enter into contracts with governmental authorities.

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

INGERSOLL-RAND COMPANY LIMITED

PART II OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

  Exhibits

  Exhibit No. Description

  99.1 Certification of Chief Executive Officer Pursuant to 18
  U.S.C. Section 1350, as Adopted Pursuant to Section 906
  of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Chief Financial Officer Pursuant to 18
  U.S.C. Section 1350, as Adopted Pursuant to Section 906
  of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

A Current Report on Form 8-K (Item 9) dated July 19, 2002, reporting the filing of Exhibit 99.1 - Press Release issued by Ingersoll-Rand Company Limited, announcing financial results for the second quarter and year to date 2002, and Exhibit 99.2 - Chairman's Comments, second quarter 2002 conference call discussing the second quarter and year to date financial results.

INGERSOLL-RAND COMPANY LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED

(Registrant)

Date August 14, 2002	/s/ T.R. McLevish
T.R. McLevish, Senior Vice President & Chief Financial Officer
Principal Financial Officer
Date August 14, 2002	/s/ S.R. Shawley
S.R. Shawley, Vice President & Controller
Principal Accounting Officer