Form 10-Q
period 2002-11-14
INGERSOLL RAND CO LTD
filed 2002-11-15
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[	X	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

The number of Class A common shares outstanding as of October 31, 2002 was 169,186,817.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements:

Condensed Consolidated Income Statement for the three and nine months ended September 30, 2002 and 2001

Condensed Consolidated Balance Sheet at September 30, 2002 and December 31, 2001

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II	OTHER INFORMATION Item 1 - Legal Proceedings Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
 (in millions except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$ 2,518.1	$ 2,374.9	$ 7,411.4	$ 7,125.5
Cost of goods sold	1,951.5	1,865.0	5,720.6	5,585.6
Selling and administrative expenses	387.5	368.8	1,114.6	1,066.3
Restructuring charges	10.7	25.6	29.8	57.2

Operating income	168.4	115.5	546.4	416.4
Interest expense	(59.1)	(66.1)	(178.1)	(191.7)
Other income (expense), net	4.1	(15.6)	(17.4)	(10.1)
Minority interests	(4.2)	(2.5)	(11.4)	(16.7)

Earnings before income taxes	109.2	31.3	339.5	197.9
Provision (benefit) for income taxes	19.9	(2.6)	61.9	51.8

Net earnings before cumulative effect
of change in accounting principle	89.3	33.9	277.6	146.1
Cumulative effect of change in
accounting principle, net of tax	-	-	(634.5)	-

Net earnings (loss)	$ 89.3	$ 33.9	$ (356.9)	$ 146.1

Basic earnings (loss) per common share:
Net earnings before cumulative effect
of change in accounting principle	$ 0.53	$ 0.20	$ 1.64	$ 0.89
Cumulative effect of change in
accounting principle, net of tax	-	-	(3.76)	-

Net earnings (loss)	$ 0.53	$ 0.20	$ (2.12)	$ 0.89

Diluted earnings (loss) per common share:
Net earnings before cumulative effect
of change in accounting principle	$ 0.53	$ 0.20	$ 1.63	$ 0.88
Cumulative effect of change in
accounting principle, net of tax	-	-	(3.72)	-

Net earnings (loss)	$ 0.53	$ 0.20	$ (2.09)	$ 0.88

Dividends per share	$ 0.17	$ 0.17	$ 0.51	$ 0.51

See accompanying notes to condensed consolidated financial statements.

 INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$ 112.9	$ 114.0
Marketable securities	1.4	7.4
Accounts and notes receivable, net	1,554.2	1,482.9
Inventories	1,425.8	1,295.3
Prepaid expenses and deferred income taxes	295.5	288.2

Total current assets	3,389.8	3,187.8

Property, plant and equipment, net	1,630.5	1,633.0
Goodwill	3,991.5	4,811.7
Intangible assets, net	888.9	849.1
Other assets	841.9	582.1

Total assets	$ 10,742.6	$ 11,063.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 734.1	$ 761.0
Accrued expenses and other current liabilities	1,549.6	1,526.3
Loans payable	1,273.5	563.7

Total current liabilities	3,557.2	2,851.0

Long-term debt	2,166.2	2,900.7
Postemployment and other benefit liabilities	919.9	920.4
Other noncurrent liabilities	498.8	475.0

Total liabilities	7,142.1	7,147.1

Shareholders' equity:
Common shares	169.2	168.0
Other shareholders' equity	3,666.1	4,070.0
Accumulated other comprehensive income	(234.8)	(321.4)

Total shareholders' equity	3,600.5	3,916.6

Total liabilities and shareholders' equity	$ 10,742.6	$ 11,063.7

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net earnings before cumulative effect of change in
accounting principle	$ 277.6	$ 146.1
Adjustments to arrive at net cash provided by operating activities:
Restructure of operations	29.8	57.2
Depreciation and amortization	189.0	277.5
Changes in other asset and liabilities, net	(283.1)	(393.0)
Other, net	40.7	23.0

Net cash provided by operating activities	254.0	110.8

Cash flows from investing activities:
Capital expenditures	(113.0)	(130.0)
Investments and acquisitions, net of cash	(104.7)	(141.3)
Proceeds from business dispositions	-	17.5
Decrease in marketable securities	5.9	91.5
Proceeds from sale of property, plant and equipment	37.5	23.5
Other, net	(2.9)	3.7

Net cash used in investing activities	(177.2)	(135.1)

Cash flows from financing activities:
Net change in debt	(28.8)	194.3
Purchase of treasury stock	-	(72.5)
Dividends paid	(86.1)	(84.5)
Proceeds from exercise of stock options	35.7	9.4

Net cash (used in) provided by financing activities	(79.2)	46.7

Effect of exchange rate changes on cash and cash equivalents	1.3	(14.1)

Net (decrease) increase in cash and cash equivalents	(1.1)	8.3
Cash and cash equivalents - beginning of period	114.0	97.0

Cash and cash equivalents - end of period	$ 112.9	$ 105.3

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and nine months ended September 30, 2002 and 2001.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - During the third quarter of 2000, the Company commenced a $325 million restructuring program, which included such actions as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes.  During the fourth quarter of 2001, the Company commenced a second restructuring program for an additional $150 million to further reduce the general and administrative expenses across the Company.  These programs include certain costs that are identified in Staff Accounting Bulletin (SAB) 100, "Restructuring and Impairment Charges", and Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)", as restructuring, as well as other related costs that do not meet the criteria to be classified as restructuring.  Nonrecurring costs associated with these activities not qualifying as restructuring are referred to as "productivity investments" and have been charged to "Cost of goods sold" and "Selling and administrative expenses." Substantially all income statement activity and cash payments under both programs is expected to be completed by December 31, 2002.  Remaining amounts relate primarily to ongoing lease commitments and pension liabilities. The Company expects lower costs and improved customer service in all segments as a result of these actions.  The Company manages the 2000 and 2001 programs as a single restructuring program totaling $475 million.  Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program is expected to be approximately 6,000 (excluding Hussmann International, Inc. (Hussmann)) by December 31, 2002.  See Note 3 for restructuring activities of Hussmann, which were recorded as part of purchase accounting for the acquisition.  These terminations impacted both the salaried and hourly employee groups.  The total number of manufacturing facilities to be closed by December 31, 2002 is 21 (excluding Hussmann).  Payments for the terminations of employees and facility closures have been made since the inception of the program and will be substantially completed by December 31, 2002.

Management teams that were directly involved with the required actions developed the projected costs for each project within each segment and the Corporate Center.  The costs incurred relating to the restructuring and productivity investments included involuntary employee termination benefits and relocation costs, lease exit costs, equipment write-offs, moving costs, and new site set up costs.

A reconciliation of the consolidated restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination cost	Facility exit costs	Total

In millions

Balance at December 31, 2001	$ 34.5	$ 7.1	$ 41.6
Provision	31.7	(1.9)	29.8
Cash payments	(34.1)	(3.1)	(37.2)
Non-cash write-offs	-	(1.5)	(1.5)

Balance at September 30, 2002	$ 32.1	$ 0.6	$ 32.7

Climate Control
This segment has undergone significant restructuring due to the acquisition of Hussmann in 2000.  During 2000, Thermo King experienced a reduction in volumes due to a severe recession in the North America truck and trailer markets.  Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs.  In conjunction with the Hussmann acquisition, it was necessary to address these issues to achieve the synergies identified.  The approved actions were as follows:

    -        Close five manufacturing locations: U.S. (2), Europe (2) and Latin America (1).

    -        Outsource the manufacturing of certain components used in products.

    -        Terminate 1,429 employees.

As of September 30, 2002, all five specified manufacturing locations have been closed, the outsourcing of certain product manufacturing was completed and 1,384 employees were terminated, with an additional 45 expected by December 31, 2002.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 1.6	$ 6.9	$ -	$ -	$ 1.6	$ 6.9
Provision	1.1	4.5	(3.7)	1.5	(2.6)	6.0
Cash (payments) receipts	(2.7)	(4.6)	3.7	-	1.0	(4.6)
Non-cash write-offs	-	-	-	(1.0)	-	(1.0)

Balance at September 30, 2002	$ -	$ 6.8	$ -	$ 0.5	$ -	$ 7.3

Air & Productivity Solutions
Management examined the segment's operations and determined that the consolidation of manufacturing locations and the reduction of selling and administrative expenses were essential to meet its strategic objectives.  To achieve a lower cost structure, an Eastern European manufacturing plant was opened enabling the business to compete on a global scale.  The severe recession in the worldwide industrial markets necessitated employee terminations to align the cost structure with the volume levels.  The approved actions were as follows:

    -        Close eight manufacturing locations: U.S. (4), Asia Pacific (3) and Europe (1).

    -        Terminate 1,342 employees.

As of September 30, 2002, seven of the specified manufacturing locations have been closed with the final closure to occur by December 31, 2002. Employees terminated as of September 30, 2002 were 1,309 with an additional 33 employees to be terminated by December 31, 2002.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee		Facility
	termination costs		exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 3.1	$ 3.7	$ 2.7	$ -	$ 5.8	$ 3.7
Provision	(2.8)	6.8	-	-	(2.8)	6.8
Cash payments	-	(5.9)	(2.7)	-	(2.7)	(5.9)

Balance at September 30, 2002	$ 0.3	$ 4.6	$ -	$ -	$ 0.3	$ 4.6

During the third quarter of 2001, an accrual of $6.2 million was recorded by Air Solutions related to the announcement of a U.K. facility closing.  This location manufactured products for two business units, Air Solutions (Air & Productivity Solutions segment) and Portable Power (Infrastructure segment).    During the first quarter of 2002, management determined that $3.1 million, of the original $6.2 million, was related to the Portable Power business and an entry was recorded to properly reflect the activity in each business.  This resulted in a reclassification between the Air & Productivity Solutions segment and the Infrastructure segment.

Engineered Solutions
Management examined the Engineered Solutions' operations and determined that the geographical realignment of the manufacturing footprint was critical to achieve its strategic objectives.  To enable the business to compete on a global scale, an Eastern European manufacturing plant was opened.  Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs.  The approved actions were as follows:

    -        Close one manufacturing location in the U.S.

    -        Terminate 1,446 employees.

As of September 30, 2002, the specified manufacturing location was closed, and 1,172 employees were terminated, with an additional 274 expected by December 31, 2002.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 1.1	$ 2.7	$ -	$ -	$ 1.1	$ 2.7
Provision	0.7	2.6	-	-	0.7	2.6
Cash payments	-	(4.4)	-	-	-	(4.4)

Balance at September 30, 2002	$ 1.8	$ 0.9	$ -	$ -	$ 1.8	$ 0.9

Dresser-Rand
Management examined the segment's operations and selling and administrative (S&A) expense structure, and determined that the reduction of S&A expenses, as well as the consolidation of its sales regions was essential to meet its strategic objectives.  The approved actions were as follows:

    -        Organizational realignment - five regions reduced to three.

    -        Terminate 318 employees.

    -        Close or consolidate several non-manufacturing locations.

As of September 30, 2002, the organizational realignment was complete, all 318 identified employees were terminated, and the closure of the non-manufacturing locations was complete.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ -	$ -	$ -	$ -	$ -	$ -
Provision	1.5	-	-	-	1.5	-
Cash payments	(1.5)	-	-	-	(1.5)	-

Balance at September 30, 2002	$ -	$ -	$ -	$ -	$ -	$ -

Infrastructure
Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. The consolidation of the manufacturing locations will enable the business to leverage its capacity when the volumes return. Additional significant management realignments were essential to the success of the market strategy and to leverage the distribution channels.  The approved actions were as follows:

    -        Close two manufacturing locations in the U.S.

    -        Terminate 714 employees.

As of September 30, 2002, the two specified manufacturing location were closed, and 698 employees were terminated. An additional 16 employee terminations are expected by December 31, 2002.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 1.6	$ 0.5	$ 0.3	$ -	$ 1.9	$ 0.5
Provision	3.7	3.1	-	-	3.7	3.1
Cash payments	(2.6)	(3.5)	-	-	(2.6)	(3.5)
Non-cash write-offs	-	-	(0.3)	-	(0.3)	-

Balance at September 30, 2002	$ 2.7	$ 0.1	$ -	$ -	$ 2.7	$ 0.1

Security & Safety

Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. Management also reviewed the current S&A expense structure and determined that significant actions were required to align the cost structure with the current volume levels.  The approved actions were as follows:

    -        Close five manufacturing locations: U.S. (3) and Europe (2).

    -        Terminate 496 employees.

As of September 30, 2002, all of the specified manufacturing locations were closed and 433 employees were terminated. An additional 63 employee terminations are expected by December 31, 2002.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II					Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 2.4	$ -	$ 4.1	$ -	$ 6.5	$ -
Provision	2.3	1.6	0.3	-	2.6	1.6
Cash payments	(4.0)	(1.5)	(4.1)	-	(8.1)	(1.5)
Non-cash write-offs	-	-	(0.2)	-	(0.2)	-

Balance at September 30, 2002	$ 0.7	$ 0.1	$ 0.1	$ -	$ 0.8	$ 0.1

Corporate Center
Management determined that previously decentralized back office functions (such as accounts payable, accounts receivable, benefits administration and payroll) proved to be an inefficient way of managing costs of high volume transactions.  The creation of Global Business Services (a shared service center) enabled the Company to consolidate high volume transactions at a lower cost by reducing the number of employees in business units' back office operations. These actions resulted in employee terminations of 164 as of September 30, 2002, and an additional 232 reduction in staff is expected by December 31, 2002.  The restructuring costs associated with corporate are primarily related to the involuntary employee terminations.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II					Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 8.6	$ 2.3	$ -	$ -	$ 8.6	$ 2.3
Provision	-	6.6	-	-	-	6.6
Cash payments	(0.9)	(2.5)	-	-	(0.9)	(2.5)

Balance at September 30, 2002	$ 7.7	$ 6.4	$ -	$ -	$ 7.7	$ 6.4

Note 3- In June 2000, the Company acquired Hussmann for approximately $1.7 billion in cash, after consideration of amounts paid for outstanding stock options, debt retirement, employee contracts and transaction costs.  Hussmann's business is the design, production, installation and service of merchandising and refrigeration systems for the global food industry.

As part of the acquisition process, the Company determined that significant synergies could be achieved through the consolidation of manufacturing facilities and the reduction of excess manufacturing and selling and administrative employees.  The Company expects lower costs and improved customer service as a result of these actions.  The following initiatives were identified to achieve these synergies.

U.S. & Canada

Four facilities were consolidated into other U.S. plants, which manufacture similar products.  One closure was completed in December 2000 and the other closures were completed in the first half of 2002.

International Operations

    -        Mexico - one corporate office and two manufacturing facilities were closed. All three of these locations were combined into an existing Hussmann Mexican facility.

    -        U.K. - closure of a manufacturing facility in England.   Numerous sales offices were closed and certain
              facilities were merged into existing Company facilities.

    -        Spain - closure of one manufacturing facility. Operations were combined with existing facilities or outsourced.

The international plant closures were completed by December 31, 2001.

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

The restructuring has been substantially completed as of the third quarter 2002, and the reserves have been utilized, except those relating to ongoing lease commitments and pension liabilities not yet settled.  The remaining exit cost liabilities relating to employee termination costs will be paid by June 30, 2003.  All facility exit costs, except for ongoing lease commitments, are expected to be paid by December 31, 2002.  Ongoing lease commitment payments of approximately $0.3 million are expected to be paid annually from 2003 through 2016, unless subleased.

A reconciliation of the restructuring reserve is as follows:

	Employee termination costs	Facility exit costs	Total

In millions

Balance at December 31, 2001	$ 12.1	$ 23.1	$ 35.2
Cash payments	(10.9)	(9.2)	(20.1)

Balance at September 30, 2002	$ 1.2	$ 13.9	$ 15.1

In the first quarter of 2002, the Company acquired a 30% interest in CISA S.p.A. (CISA), a European manufacturer of mechanical and electronic security products, for approximately $60 million.  CISA operates worldwide and will enable the Company to provide customers with a complete portfolio of security products in the Americas and the European and Asia Pacific markets.

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

In addition to the above acquisitions, the Company made several smaller acquisitions in 2002 totaling approximately $23 million.

Note 4 - Inventories are stated at cost, which is not in excess of market.  Most U.S. manufactured inventories, excluding the Climate Control and Dresser-Rand segments, are valued on the last-in, first-out (LIFO) method.  All other inventories are valued using the first-in, first-out (FIFO) method.  The composition of inventories was as follows:

In millions	September 30, 2002	December 31, 2001

Raw materials and supplies	$ 328.2	$ 307.9
Work-in-process	436.0	395.5
Finished goods	804.1	733.1

	1,568.3	1,436.5
Less-LIFO reserve	142.5	141.2

Total	$ 1,425.8	$ 1,295.3

Note 5 - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets".  Under the provisions of this standard, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization, but rather are tested for impairment at least annually.  All other intangible assets are to be amortized over their estimated useful lives.

Step one of the impairment testing required under SFAS No. 142 was completed by June 30, 2002. Under step one of the impairment test, all reporting units were identified in accordance with the guidance of SFAS No. 142 and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."  The January 1, 2002 carrying value of the reporting units was then compared to the fair value of the reporting units.  Fair value was computed by utilizing a discounted cash flow model.  Upon completion of the comparison of the values of the reporting units, it was determined that the carrying value of the Thermo King reporting unit of the Climate Control segment was in excess of its fair value.

Step two of the impairment test, which compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, was then completed.  The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all the assets and liabilities (including unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  This resulted in a goodwill impairment charge of $864.4 million being recorded.  As required by SFAS No. 142, this charge, $634.5 million, net of tax, was recognized as a cumulative effect of a change in accounting principle retroactive to January 1, 2002.

The following is a reconciliation of previously reported financial information and adjusted amounts excluding amortization expense relating to goodwill and other intangible assets deemed to have indefinite lives, which are no longer being amortized:

	For the three months ended September 30, 2001			For the nine months ended September 30, 2001

		Basic	Diluted		Basic	Diluted
		earnings	earnings		earnings	earnings
In millions except per share amounts	Earnings	per share	per share	Earnings	per share	per share

Net earnings as reported	$ 33.9	$ 0.20	$ 0.20	$ 146.1	$ 0.89	$ 0.88
Goodwill amortization expense,
net of tax	31.1	0.19	0.19	90.6	0.55	0.55
Other intangible asset amortization
expense, net of tax	0.5	-	-	1.4	0.01	0.01

Adjusted net earnings	$ 65.5	$ 0.39	$ 0.39	$ 238.1	$ 1.45	$ 1.44

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	Balance at December 31, 2001	Reclassifications to intangible assets*	Additions and adjustments to goodwill**	Translation adjustments	Impairment losses	Balance at September 30, 2002

In millions

Climate Control	$ 3,336.1	$ (24.0)	$ 16.6	$ 6.0	$ (864.4)	$ 2,470.3
Industrial Solutions:						-
Air & Productivity Solutions	102.0	-	2.2	2.7	-	106.9
Dresser-Rand	24.4	-	-	(0.1)	-	24.3
Engineered Solutions	4.2	-	-	0.4	-	4.6
Infrastructure	885.1	-	3.0	3.5	-	891.6
Security & Safety	459.9	(8.6)	20.3	22.2	-	493.8

Total	$ 4,811.7	$ (32.6)	$ 42.1	$ 34.7	$ (864.4)	$ 3,991.5

* Upon acquisition of a new business, the Company records the excess purchase price to goodwill until final valuations are completed to further disaggregate the amount.

** Represents goodwill related to current year acquisitions or adjustments as a result of final allocations of purchase price.

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets:

	September 30, 2002		December 31, 2001

	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization

Customer relationships	$ 380.0	$ 21.8	$ 380.0	$ 14.6
Installed service base	235.8	15.3	235.8	10.9
Software	97.8	12.6	82.4	3.6
Trademarks	7.1	5.8	152.7	4.9
Other	62.2	27.8	59.6	27.4

Total amortizable intangible assets	782.9	83.3	910.5	61.4
Total indefinite lived intangible assets - trademarks	189.3	-	-	-

Total	$ 972.2	$ 83.3	$ 910.5	$ 61.4

During the first nine months of 2002, the Company recorded software in the amount of $15.1 million and a covenant not to compete in the amount of $1.3 million with weighted average amortization periods of 4.2 years and 5 years, respectively.

Intangible asset amortization expense for the third quarter and nine months ended of 2002 was $8.5 million and $24.3 million, respectively.  Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $32.5 million in 2002, $39.0 million in 2003, $39.0 million in 2004, $39.0 million in 2005, and $35.4 million in 2006.

Note 6 - Information on basic and diluted shares is as follows:

	Three months ended September 30,		Nine months ended September 30,

In millions	2002	2001	2002	2001

Average number of basic shares	169.2	168.3	168.8	164.3
Shares issuable under incentive stock plans	0.7	0.9	1.5	1.2

Average number of diluted shares	169.9	169.2	170.3	165.5

Diluted earnings per share computations for the three months ended September 30, 2002 and 2001 excluded the weighted average effect of the assumed exercise of approximately 11.7 million and 10.5 million shares issuable under stock benefit plans, respectively.  Excluded for the nine-months ended September 30, 2002 and 2001 were 5.2 million and 5.3 shares, respectively.  These shares were excluded because the effect would be anti-dilutive.

 Note 7 - The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2002	2001	2002	2001

Net earnings	$ 89.3	$ 33.9	$(356.9)	$ 146.1
Other comprehensive income (loss):
Foreign currency translation adjustment	10.3	31.2	87.6	(23.3)
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax	(1.5)	(0.1)	(1.0)	0.4
Reclassification to realized on marketable
securities, net of tax	-	-	-	(16.4)

Comprehensive income (loss)	$ 98.1	$ 65.0	$(270.3)	$ 106.8

Included in accumulated other comprehensive income at September 30, 2002, is $0.6 million related to the fair value of derivatives qualifying as cash flow hedges, of which $0.8 million of expense is expected to be reclassified to earnings over the twelve month period ending September 30, 2003.  The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions.  No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.

At September 30, 2002, the maximum term of derivative instruments that hedge forecasted transactions, for foreign currency hedges, was nine months.  At September 30, 2002, the maximum term of derivative instruments that hedge forecasted transactions, for commodity hedges, was 15 months.

Note 8 - A summary of operations by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2002	2001	2002	2001

Net Sales
Climate Control	$ 639.5	$ 652.4	$ 1,769.2	$ 1,771.2
Industrial Solutions:
Air & Productivity Solutions	328.3	320.8	961.5	986.0
Dresser-Rand	230.5	208.3	677.0	571.1
Engineered Solutions	294.7	254.4	904.7	796.7

	853.5	783.5	2,543.2	2,353.8
Infrastructure	623.9	578.5	1,988.3	1,959.6
Security & Safety	401.2	360.5	1,110.7	1,040.9

Total	$ 2,518.1	$ 2,374.9	$ 7,411.4	$ 7,125.5

Operating Income (Loss)
Climate Control	$ 41.5	$ 24.4	$ 102.0	$ 25.5
Industrial Solutions:
Air & Productivity Solutions	12.0	2.7	51.5	52.2
Dresser-Rand	9.1	3.5	8.9	(9.4)
Engineered Solutions	9.4	13.2	46.4	48.9

	30.5	19.4	106.8	91.7
Infrastructure	44.7	34.5	197.1	190.3
Security & Safety	70.3	61.2	200.7	171.8
Unallocated corporate expense	(18.6)	(24.0)	(60.2)	(62.9)

Total	$ 168.4	$ 115.5	$ 546.4	$ 416.4

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

In accordance with the reorganization of December 31, 2001, IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries.  The note, which is due in 2011, has a fixed rate of interest of 11 percent per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey.  The Class B common shares are non-voting and pay dividends comparable to the Class A common shares.  In April 2002, IR-Limited contributed the note to a wholly owned subsidiary, which is included in the Other Subsidiaries below.  Accordingly, the subsidiary of IR-Limited remains a creditor of IR New Jersey.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting.  Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends.  In accordance with generally accepted accounting principles the amounts related to the issuance of the Class B shares have been presented as contra accounts in Shareholders' Equity since the Class B issuance on December 31, 2001.  Amounts have been reclassified to conform with this presentation.  The note payable continues to be reflected as a liability on the balance sheet of IR New Jersey and, accordingly, the note is enforceable in accordance

Condensed Consolidating Balance Sheet
September 30, 2002
			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ -	$ 54.3	$ 58.6	$ -	$ 112.9
Marketable securities	-	-	1.4	-	1.4
Accounts and notes receivable, net	-	145.4	1,408.8	-	1,554.2
Inventories, net	-	158.0	1,267.8	-	1,425.8
Prepaid expenses and deferred income taxes	-	56.9	238.6	-	295.5
Accounts and notes receivable affiliates	1.3	-	9,675.5	(9,676.8)	-

Total current assets	1.3	414.6	12,650.7	(9,676.8)	3,389.8

Investment in affiliates	3,846.6	12,447.7	3,233.2	(19,527.5)	-
Property, plant and equipment, net	-	269.7	1,360.8	-	1,630.5
Intangible assets, net	-	175.1	4,705.3	-	4,880.4
Note receivable affiliate	-	-	-	-	-
Other assets	-	126.9	715.0	-	841.9

Total assets	$ 3,847.9	$ 13,434.0	$ 22,665.0	$ (29,204.3)	$ 10,742.6

Current liabilities:
Accounts payable and accruals	$ -	$ 318.0	$ 1,965.7	$ -	$ 2,283.7
Loans payable	-	1,130.6	142.9	-	1,273.5
Accounts and note payable affiliates	247.4	3,036.8	6,392.6	(9,676.8)	-

Total current liabilities	247.4	4,485.4	8,501.2	(9,676.8)	3,557.2

Long-term debt	-	1,950.6	215.6	-	2,166.2
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	117.4	1,301.3	-	1,418.7

Total liabilities	247.4	10,200.8	10,018.1	(13,324.2)	7,142.1

Shareholders' equity:
Class A common shares	169.2	-	-	-	169.2
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,418.8	3,809.7	15,216.1	(23,778.5)	3,666.1
Accumulated other comprehensive income	86.6	(95.6)	(203.5)	(22.3)	(234.8)

	8,809.9	3,714.1	17,375.4	(26,298.9)	3,600.5
Less: Contra account	(5,209.4)	(480.9)	(4,728.5)	10,418.8	-

Total shareholders' equity	3,600.5	3,233.2	12,646.9	(15,880.1)	3,600.5

Total liabilities and equity	$ 3,847.9	$ 13,434.0	$ 22,665.0	$ (29,204.3)	$ 10,742.6

Condensed Consolidating Balance Sheet
December 31, 2001
			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ -	$ 23.4	$ 90.6	$ -	$ 114.0
Marketable securities	-	-	7.4	-	7.4
Accounts and notes receivable, net	-	128.3	1,354.6	-	1,482.9
Inventories, net	-	134.8	1,160.5	-	1,295.3
Prepaid expenses and deferred income taxes	-	57.8	230.4	-	288.2

Accounts and notes receivable affiliates	-	-	2,957.9	(2,957.9)	-
Total current assets	-	344.3	5,801.4	(2,957.9)	3,187.8

Investment in affiliates	3,916.6	12,825.5	3,916.6	(20,658.7)	-
Property, plant and equipment, net	-	238.9	1,394.1	-	1,633.0
Intangible assets, net	-	123.4	5,537.4	-	5,660.8
Note receivable affiliate		-	-		-
Other assets	-	218.1	364.0	-	582.1

Total assets	$ 3,916.6	$ 13,750.2	$ 17,013.5	$ (23,616.6)	$ 11,063.7

Current liabilities:
Accounts payable and accruals	$ -	$ 319.3	$ 1,968.0	$ -	$ 2,287.3
Loans payable	-	449.7	114.0	-	563.7
Accounts and note payable affiliates	-	2,650.0	307.9	(2,957.9)	-

Total current liabilities	-	3,419.0	2,389.9	(2,957.9)	2,851.0

Long-term debt	-	2,650.6	250.1	-	2,900.7
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	116.6	1,278.8	-	1,395.4

Total liabilities	-	9,833.6	3,918.8	(6,605.3)	7,147.1

Shareholders' equity:
Class A common shares	168.0	-	-	-	168.0
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,891.6	4,526.0	15,787.9	(25,135.5)	4,070.0
Accumulated other comprehensive income	-	(122.8)	(264.3)	65.7	(321.4)

	9,194.9	4,403.2	17,886.4	(27,567.9)	3,916.6
Less: Contra account	(5,278.3)	(486.6)	(4,791.7)	10,556.6	-

Total shareholders' equity	3,916.6	3,916.6	13,094.7	(17,011.3)	3,916.6

Total liabilities and equity	$ 3,916.6	$ 13,750.2	$ 17,013.5	$ (23,616.6)	$ 11,063.7

Condensed Consolidating Income Statement
For the three months ended September 30, 2002
			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 308.5	$ 2,209.6	$ -	$ 2,518.1
Cost of goods sold	-	249.4	1,702.1	-	1,951.5
Selling and administrative expenses	-	78.7	308.8	-	387.5
Restructuring charges	-	7.5	3.2	-	10.7

Operating income	-	(27.1)	195.5	-	168.4
Equity earnings in affiliates (net of tax)	89.3	70.9	(41.2)	(119.0)	-
Interest expense		(46.8)	(12.3)	-	(59.1)
Intercompany interest and fees	(0.1)	(97.1)	97.2	-	-
Other income (expense), net	0.1	(3.6)	7.6	-	4.1
Minority interests	-	-	(4.2)	-	(4.2)

Earnings before income taxes	89.3	(103.7)	242.6	(119.0)	109.2
(Benefit) provision for income taxes	-	(62.5)	82.4	-	19.9

Net earnings (loss)	$ 89.3	$ (41.2)	$ 160.2	$ (119.0)	$ 89.3

Condensed Consolidating Income Statement
For the three months ended September 30, 2001
			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 304.1	$ 2,070.8	$ -	$ 2,374.9
Cost of goods sold	-	225.4	1,639.6	-	1,865.0
Selling and administrative expenses	-	76.9	291.9	-	368.8
Restructuring charges	-	5.8	19.8	-	25.6

Operating income	-	(4.0)	119.5	-	115.5
Equity earnings in affiliates (net of tax)	-	79.8	-	(79.8)	-
Interest expense	-	(54.6)	(11.5)	-	(66.1)
Intercompany interest and fees	-	8.2	(8.2)	-	-
Other income (expense), net	-	(19.7)	4.1	-	(15.6)
Minority interests	-	-	(2.5)	-	(2.5)

Earnings before income taxes	-	9.7	101.4	(79.8)	31.3
(Benefit) provision for income taxes	-	(24.2)	21.6	-	(2.6)

Net earnings (loss)	$ -	$ 33.9	$ 79.8	$ (79.8)	$ 33.9

Condensed Consolidating Income Statement
For the nine months ended September 30, 2002
			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 929.7	$ 6,481.7	$ -	$ 7,411.4
Cost of goods sold	-	709.3	5,011.3	-	5,720.6
Selling and administrative expenses	-	219.2	895.4	-	1,114.6
Restructuring charges	-	16.9	12.9	-	29.8

Operating income	-	(15.7)	562.1	-	546.4
Equity earnings in affiliates (net of tax)
before the cumulative effect of change in
accounting principle	177.6	216.4	(81.7)	(312.3)	-
Interest expense	-	(140.6)	(37.5)	-	(178.1)
Intercompany interest and fees	99.9	(288.4)	188.5	-	-
Other income (expense), net	0.1	(21.0)	3.5	-	(17.4)
Minority interests	-	-	(11.4)	-	(11.4)

Earnings before income taxes	277.6	(249.3)	623.5	(312.3)	339.5
(Benefit) provision for income taxes	-	(167.6)	229.5	-	61.9

Net earnings before cumulative effect of
change in accounting principle	277.6	(81.7)	394.0	(312.3)	277.6

principle, net of tax	(634.5)	(634.5)	(634.5)	1,269.0	(634.5)

Net earnings (loss)	$ (356.9)	$ (716.2)	$ (240.5)	$ 956.7	$ (356.9)

Condensed Consolidating Income Statement
For the nine months ended September 30, 2001
			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 941.4	$ 6,184.1	$ -	$ 7,125.5
Cost of goods sold	-	681.0	4,904.6	-	5,585.6
Selling and administrative expenses	-	210.4	855.9	-	1,066.3
Restructuring charges	-	8.8	48.4	-	57.2

Operating income	-	41.2	375.2	-	416.4
Equity earnings in affiliates (net of tax)	-	236.8	-	(236.8)	-
Interest expense	-	(156.1)	(35.6)	-	(191.7)
Intercompany interest and fees	-	15.4	(15.4)	-	-
Other income (expense), net	-	(32.3)	22.2	-	(10.1)
Minority interests	-	-	(16.7)		(16.7)

Earnings before income taxes	-	105.0	329.7	(236.8)	197.9
(Benefit) provision for income taxes	-	(41.1)	92.9	-	51.8

Net earnings (loss)	$ -	$ 146.1	$ 236.8	$ (236.8)	$ 146.1

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2002

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$ 119.3	$ 57.5	$ 77.2	$ -	$ 254.0

Cash flows from investing activities:
Capital expenditures	-	(12.1)	(100.9)	-	(113.0)
Investments and acquisitions, net of cash	-	(2.8)	(101.9)	-	(104.7)
Decrease in marketable securities	-		5.9	-	5.9

equipment	-	1.9	35.6	-	37.5
Other, net	-		(2.9)	-	(2.9)

Net cash (used in) investing activities	-	(13.0)	(164.2)	-	(177.2)

Cash flows from financing activities:
Net change in debt	-	(19.3)	(9.5)	-	(28.8)
Dividends paid	(155.0)	5.7	63.2	-	(86.1)
Proceeds from the exercise of stock options	35.7	-	-	-	35.7

Net cash (used in) provided by financing
activities	(119.3)	(13.6)	53.7	-	(79.2)

Effect of exchange rate changes on cash and
cash equivalents	-	-	1.3	-	1.3

Net increase (decrease) in cash and cash
equivalents	-	30.9	(32.0)	-	(1.1)
Cash and cash equivalents - beginning of
period	-	23.4	90.6	-	114.0

Cash and cash equivalents - end of period	$ -	$ 54.3	$ 58.6	$ -	$ 112.9

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2001

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated
Net cash (used in) provided by operating
activities	$ -	$ (171.1)	$ 281.9	$ -	$ 110.8

Cash flows from investing activities:
Capital expenditures	-	(15.4)	(114.6)	-	(130.0)
Investments and acquisitions, net of cash	-	(8.1)	(133.2)	-	(141.3)
Proceeds from business dispositions	-		17.5	-	17.5
Decrease (increase) in marketable securities	-	95.0	(3.5)	-	91.5

equipment	-	4.1	19.4	-	23.5
Other, net	-	-	3.7	-	3.7

Net cash provided by (used in) investing
activities	-	75.6	(210.7)	-	(135.1)

Cash flows from financing activities:
Net change in debt	-	275.8	(81.5)	-	194.3
Purchase of treasury stock	-	(72.5)	-	-	(72.5)
Dividends paid	-	(84.5)	-	-	(84.5)
Proceeds from the exercise of stock options	-	9.4	-	-	9.4

Net cash provided by (used in) financing
activities	-	128.2	(81.5)	-	46.7

Effect of exchange rate changes on cash and
cash equivalents	-	-	(14.1)	-	(14.1)

Net increase (decrease) in cash and cash
equivalents	-	32.7	(24.4)	-	8.3
Cash and cash equivalents - beginning of
period	-	-	97.0	-	97.0

Cash and cash equivalents - end of period	$ -	$ 32.7	$ 72.6	$ -	$ 105.3

Note 10 - On October 16, 2002, the Company announced that it had agreed to sell its Engineered Solutions business, part of the Company's Industrial Solutions Sector, to The Timken Company (Timken).  The consideration will consist of $700 million in cash and $140 million of Timken common stock.  The sale, which is subject to government regulatory approvals and debt and equity financing, is targeted to close by the end of the first quarter of 2003.  Engineered Solutions is comprised of the Company's worldwide operations relating to precision bearings and motion-control components and assemblies, and includes the Torrington, Fafnir, Kilian, Nadella and IRB brands.  The business, which had 2001 revenues of $1.1 billion, employs approximately 10,500 people and operates 27 plants throughout the world.

The carrying amounts of the major classes of assets and liabilities being sold are as follows:

In millions

Assets
Current assets	$ 298.9	$ 278.2
Investments in and advances with partially owned
equity companies	106.8	104.5
Property, plant and equipment, net	346.4	345.0
Goodwill and other intangible assets, net	5.6	5.2
Other assets	11.8	11.1

Total assets	$ 769.5	$ 744.0

Liabilities
Current liabilities	$ 162.3	$ 125.4
Long-term debt	-	-
Other liabilities	71.6	74.1

Total liabilities	$ 233.9	$ 199.5

Revenues of the Engineered Solutions business for the nine months ended September 30, 2002 and 2001 were $912.4 million and $804.9 million, respectively.  These revenues include intercompany revenues of $7.7 million and $8.2 million, respectively.  Pre-tax earnings for the nine months ended September 30, 2002 and 2001, including corporate charges of $16.3 million and $16.1 million, respectively, were $46.1 million and $25.0 million, respectively.  The Engineered Solutions business currently participates under an agreement to sell a defined pool of trade accounts receivable to a wholly owned special purpose subsidiary of the Company.  The subsidiary that holds these receivables sells undivided interests in such accounts receivable to financiers.  At December 31, 2001, and September 30, 2002, $60 million was utilized under the program relating to the Engineered Solutions business.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 2002 and 2001
 Net earnings for the third quarter of 2002 were $89.3 million, or diluted earnings per share of $0.53 as compared to $33.9 million and $0.20 per share in the comparable quarter of 2001.
	Three months ended September 30,

	2002			2001

		Restructure			Restructure
		and			and	SFAS
	Reported	productivity	Adjusted	Reported	productivity	No. 142	Adjusted
In millions	results	charges	results	results	charges	amortization	results

Net sales	$ 2,518.1	$ -	$ 2,518.1	$ 2,374.9	$ -	$ -	$ 2,374.9
Cost of goods sold	1,951.5	9.1	1,942.4	1,865.0	24.4	33.8	1,806.8
Selling and administrative expenses	387.5	1.6	385.9	368.8	13.2	2.3	353.3
Restructuring charges	10.7	10.7	-	25.6	25.6	-	-

Operating income	$ 168.4	$ (21.4)	$ 189.8	$ 115.5	$ (63.2)	$ (36.1)	$ 214.8

Operating margin	6.7%		7.5%	4.9%			9.0%

Cost of goods sold, and selling and administrative expenses include charges for productivity investments.  Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements.  Charges for productivity investments are expensed as incurred. See "Restructuring" for further discussion.  In addition, 2001 reported results include amortization of goodwill and indefinite lived intangible assets.  As a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", goodwill and indefinite lived intangible assets are no longer subject to amortization.  Results are shown on a "reported" basis, as well as before restructure, productivity investments, and goodwill and indefinite lived intangible asset amortization (SFAS No. 142 amortization).

Net Sales
Revenues for the third quarter of 2002 increased by approximately 6% over the comparable quarter of 2001 due to higher sales in all segments, except Climate Control, as well as the results of acquisitions.  Excluding acquisitions, revenues increased by approximately 3%, mainly as a result of higher volumes.  The Company continues to make progress in increasing recurring revenues, which include revenues derived from installation, parts and service.  Total recurring revenues grew by 6% in the third quarter of 2002 compared to the same quarter of 2001.

Cost of Goods Sold
Cost of goods sold in the third quarter of 2002 was 77.5% of sales as compared to 78.5% in 2001.  Excluding productivity investments and SFAS No. 142 amortization, the ratio of cost of goods sold to sales was 77.1% in the third quarter of 2002 and 76.1% in the comparable prior period.  The increase was mainly attributable to unfavorable product mix, which was partially offset by the benefits associated with the restructuring programs and increased productivity.

Selling and Administrative Expenses
Selling and administrative expenses in the third quarter of 2002 were 15.4% of sales as compared to 15.5% in 2001.  Excluding productivity investments and SFAS No. 142 amortization, the ratio of selling and administrative expenses to sales was 15.3% in the third quarter of 2002 and 14.9% in the comparable prior period.  The increase in the ratio is largely attributable to the acquisition of service oriented businesses that have higher S&A ratios than the Company's historical mix of businesses.

Restructuring Charges
 Restructuring charges, primarily related to severance, were $10.7 million in the third quarter of 2002 as compared to $25.6 million in the third quarter of 2001.
Operating Income
 Operating income for the third quarter of 2002 increased by approximately 46%.  Excluding restructure expense, productivity investments and SFAS No. 142 amortization, operating income decreased by approximately 12%.
Interest Expense
Interest expense decreased by $7.0 million from $66.1 million in the third quarter of 2001.  The decrease is attributable to lower year-over-year debt levels and a decline in interest rates.

Other Income (Expense)
Other income (expense), net, includes foreign exchange activities, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items.  Other income (expense), net, aggregated $4.1 million of net income in the third quarter of 2002 as compared with $15.6 million of net expense in 2001.  The improvement between the comparable quarters is mainly due to an insurance settlement of  $10.0 million, lower foreign exchange losses of  $ 4.2 million, and a gain on the sale of a facility of $3.7 million.

Minority Interests
Charges for minority interests in the third quarter of 2002 were $4.2 million, an increase of $1.7 million compared to 2001.  The increase was attributable to higher earnings from consolidated jointly-owned entities in which the company has a majority ownership.
Provision for Income Taxes
The Company's third quarter 2002 provision for income taxes was $19.9 million, as compared to a benefit of $2.6 million in 2001. The 2001 rate reflected $13.5 million in tax credits realized through the Company's foreign sales corporation. The Company's effective tax rate for the third quarter of 2002 was 18% down from the 35% effective tax rate for continuing operations for the third quarter of 2001, excluding the tax credits. The improvement in the effective tax rate is attributable to transactions enabled by the Company's reincorporation in 2001. The Company is carefully monitoring the current legislative activity concerning inversions and is confident it will be able to achieve an effective tax rate of 18% for 2002.  See "Reorganization as a Bermuda Company and Related Risk Factors."

Backlog
Incoming orders for the third quarter of 2002 totaled $2.5 billion, which was comparable to the third quarter of 2001.  The Company's backlog of orders at September 30, 2002, believed to be firm, was $2.0 billion, which was an increase of approximately $200 million from December 31, 2001.

Results of Operations - Nine Months Ended September 30, 2002 and 2001
Net earnings before cumulative effect of change in accounting principle for the first nine months of 2002 were $277.6 million, or diluted earnings per share of $1.63 as compared to $146.1 million and $0.88 per share in the comparable period of 2001.
	Nine months ended September 30,

	2002			2001

		Restructure			Restructure
		and			and	SFAS	Adjusted
	Reported	productivity	Adjusted	Reported	productivity	No. 142	results
In millions	results	charges	results	results	charges	amortization

Net sales	$ 7,411.4	$ -	$ 7,411.4	$ 7,125.5	$ -	$ -	$ 7,125.5
Cost of goods sold	5,720.6	31.3	5,689.3	5,585.6	65.8	99.2	5,420.6
Selling and administrative expenses	1,114.6	6.1	1,108.5	1,066.3	31.1	6.7	1,028.5
Restructuring charges	29.8	29.8	-	57.2	57.2	-	-

Operating income	$ 546.4	$ (67.2)	$ 613.6	$ 416.4	$ (154.1)	$ (105.9)	$ 676.4

Operating margin	7.4%		8.3%	5.8%			9.5%

Cost of goods sold, and selling and administrative expenses include charges for productivity investments.  Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements.  Charges for productivity investments are expensed as incurred. See "Restructuring" for further discussion.  In addition, 2001 reported results include amortization of goodwill and indefinite lived intangible assets.  As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and indefinite lived intangible assets are no longer subject to amortization.  Results are shown on a "reported" basis, as well as before restructure, productivity investments, and goodwill and indefinite lived intangible asset amortization (SFAS No. 142 amortization).

Net Sales
Revenues for the first nine months of 2002 increased by approximately 4% over the comparable period of 2001 due primarily to the results of acquisitions.  Excluding acquisitions, revenues were up approximately 1% on higher volumes.

Cost of Goods Sold
Cost of goods sold for the first nine months of 2002 was 77.2% of sales as compared to 78.4% in 2001.  Excluding productivity investments and SFAS No. 142 amortization, the ratio of cost of goods sold to sales was 76.8% in the first nine months of 2002 and 76.1% in the comparable prior period.  The increase was mainly attributable to unfavorable product mix and pricing pressure, which was partially offset by the benefits associated with the restructuring programs and improved productivity.

Selling and Administrative Expenses
Selling and administrative expenses in the first nine months of 2002 and 2001 were 15.0% of sales.  Excluding productivity investments and SFAS No. 142 amortization, the ratio of selling and administrative expenses to sales was 15.0% in the first nine months of 2002 and 14.4% in the comparable prior period.  The increase in the ratio is largely attributable to the acquisition of service oriented businesses that have higher S&A ratios than the Company's historical mix of businesses.

Restructuring Charges
 Restructuring charges, primarily related to severance, were $29.8 million for the first nine months of
2002 as compared to $57.2 million in the comparable period of 2001.

Operating Income
Operating income for the first nine months of 2002 increased by approximately 31%.  Excluding restructure, productivity investments and SFAS No. 142 amortization, operating income decreased by approximately 9%.
Interest Expense
Interest expense decreased by $13.6 million from $191.7 million in the first nine months of 2001.  The decrease is attributable to lower year-over-year debt levels and a decline in interest rates.

Other Income (Expense)
Other income (expense), net, includes foreign exchange activities, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items.  Other income (expense), net, aggregated $17.4 million of net expense in the first nine months of 2002 as compared with $10.1 million of net expense in 2001.  The gain on an insurance settlement of approximately $10.0 million and the gain on the sale of a facility of $3.7 million in the first nine months of 2002 was greater than the $8.8 million gain on the sale of stock received in connection with the sale of Dresser-Rand's compression services business in 2001.  The remaining change is mainly attributable to higher foreign exchange losses of $5.4 million and lower miscellaneous income items in 2002.

Minority Interests
The first nine months of 2001 included $8.3 million of charges associated with the Company's equity-linked securities, which were converted into approximately 8.3 million common shares in May 2001.  Excluding these charges, charges for minority interests in the first nine months of 2002 increased by $3.0 million to $11.4 million as a result of higher earnings from consolidated jointly-owned entities in which the Company has a majority ownership.
Provision for Income Taxes
The Company's provision for income taxes for the first nine months of 2002 was $61.9 million, as compared to $51.8 million in 2001.  The Company's effective tax rate for the first nine months of 2002 was 18%, down significantly from the prior year's 26%, as a result of transactions enabled by the Company's reincorporation in 2001.  The Company is carefully monitoring the current legislative activity concerning inversions and is confident it will be able to achieve an effective tax rate of 18% for 2002.
Restructuring
 During the third quarter of 2000, the Company commenced a $325 million restructuring program, which included such actions as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes.  During the fourth quarter of 2001, the Company commenced a second restructuring program for an additional $150 million to further reduce the general and administrative expenses across the Company.  These programs include certain costs that are identified in SAB 100 and EITF 94-3 as restructuring, as well as other related costs that do not meet the criteria to be classified as restructuring.  Nonrecurring costs associated with these activities not qualifying as restructuring are referred to as "productivity investments" and have been charged to "Cost of sales" and "Selling and administrative expenses."   Productivity investments for the nine months ended September 30, 2002 include costs for equipment moving ($4.3 million), facility redesign ($14.4 million), employee relocation and retraining ($12.0 million), and systems enhancements and other ($6.7 million).  Substantially all income statement activity and cash payments under both programs is expected to be completed by December 31, 2002.  Remaining amounts related primarily to ongoing lease commitments and pension liabilities.  The Company expects lower costs and improved customer service in all segments as a result of these actions.  The Company manages the 2000 and 2001 programs as a single restructuring program totaling $475 million.  Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program is expected to be approximately 6,000 (excluding Hussmann International, Inc. (Hussmann); See Note 3 to the Condensed Consolidated Financial Statements) by December 31, 2002.  These terminations impacted both the salaried and hourly employee groups.  The total number of manufacturing facilities to be closed by December 31, 2002 is 21 (excluding Hussmann).  Payments for the terminations of employees and facility closures have been made since the inception of the program and will be substantially completed by December 31, 2002.

The planned benefit of the program is estimated to be approximately $225 million on an annual basis once fully implemented.  Approximately $10 million of benefits from the above-mentioned actions were realized in the second half of 2000.  During 2001, the Company realized approximately $125 million of incremental benefits from the program.  Due to the timing of completion of facility-related projects, the first year of full realization of the benefits is expected to be 2003.

Management teams that were directly involved with the required actions developed the projected costs for each project within each segment and the Corporate Center.  The costs incurred relating to the restructuring and productivity investments included involuntary employee termination benefits and relocation costs, lease exit costs, equipment write-offs, moving costs, and new site set up costs.

The projected savings identified at the project level were developed by the management teams at the various locations and were based on the historical data that pertained to the specific actions (payroll, benefits and variable overhead).

A reconciliation of the consolidated restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination cost	Facility exit costs	Total

In millions

Balance at December 31, 2001	$ 34.5	$ 7.1	$ 41.6
Provision	31.7	(1.9)	29.8
Cash payments	(34.1)	(3.1)	(37.2)
Non-cash write-offs	-	(1.5)	(1.5)

Balance at September 30, 2002	$ 32.1	$ 0.6	$ 32.7

Climate Control
This segment has undergone significant restructuring due to the acquisition of Hussmann in 2000.  See Note 3 to the Condensed Consolidated Financial Statements.  During 2000, Thermo King experienced a reduction in volumes due to a severe recession in the North America truck and trailer markets.  Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs.  In conjunction with the Hussmann acquisition, it was necessary to address these issues to achieve the synergies identified.  The approved actions were as follows:

    -        Close five manufacturing locations: U.S. (2), Europe (2) and Latin America (1).

    -        Outsource the manufacturing of certain components used in products.

    -        Terminate 1,429 employees.

As of September 30, 2002, all five specified manufacturing locations have been closed, the outsourcing of certain product manufacturing was completed and 1,384 employees were terminated, with an additional 45 expected by December 31, 2002.

The expected annual savings is approximately $35 million.  For the nine months ended September 30, 2002, this segment has realized approximately $25 million of savings.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 1.6	$ 6.9	$ -	$ -	$ 1.6	$ 6.9
Provision	1.1	4.5	(3.7)	1.5	(2.6)	6.0
Cash (payments) receipts	(2.7)	(4.6)	3.7	-	1.0	(4.6)
Non-cash write-offs	-	-	-	(1.0)	-	(1.0)

Balance at September 30, 2002	$ -	$ 6.8	$ -	$ 0.5	$ -	$ 7.3

Air & Productivity Solutions
Management examined the segment's operations and determined that the consolidation of manufacturing locations and the reduction of selling and administrative expenses were essential to meet its strategic objectives.  To achieve a lower cost structure, an Eastern European manufacturing plant was opened enabling the business to compete on a global scale.  The severe recession in the worldwide industrial markets necessitated employee terminations to align the cost structure with the volume levels.  The approved actions were as follows:

    -        Close eight manufacturing locations: U.S. (4), Asia Pacific (3) and Europe (1).

    -        Terminate 1,342 employees.

As of September 30, 2002, seven of the specified manufacturing locations have been closed with the final closure to occur by December 31, 2002. Employees terminated as of September 30, 2002 were 1,309 with an additional 33 employees to be terminated by December 31, 2002.

The expected annual savings is approximately $60 million.  For the nine months ended September 30, 2002, this segment has realized approximately $25 million of savings.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee		Facility
	termination costs		exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 3.1	$ 3.7	$ 2.7	$ -	$ 5.8	$ 3.7
Provision	(2.8)	6.8	-	-	(2.8)	6.8
Cash payments	-	(5.9)	(2.7)	-	(2.7)	(5.9)

Balance at September 30, 2002	$ 0.3	$ 4.6	$ -	$ -	$ 0.3	$ 4.6

Engineered Solutions
Management examined the Engineered Solutions' operations and determined that the geographical realignment of the manufacturing footprint was critical to achieve its strategic objectives.  To enable the business to compete on a global scale, an Eastern European manufacturing plant was opened.  Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs.  The approved actions were as follows:

    -        Close one manufacturing location in the U.S.

    -        Terminate 1,446 employees.

As of September 30, 2002, the specified manufacturing location was closed, and 1,172 employees were terminated, with an additional 274 expected by December 31, 2002.

The expected annual savings is approximately $55 million.  For the nine months ended September 30, 2002, this segment has realized approximately $20 million of savings.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 1.1	$ 2.7	$ -	$ -	$ 1.1	$ 2.7
Provision	0.7	2.6	-	-	0.7	2.6
Cash payments	-	(4.4)	-	-	-	(4.4)

Balance at September 30, 2002	$ 1.8	$ 0.9	$ -	$ -	$ 1.8	$ 0.9

Dresser-Rand
 Management examined the segment's operations and selling and administrative (S&A) expense structure, and determined that the reduction of S&A expenses, as well as the consolidation of its sales regions was essential to meet its strategic objectives.  The approved actions were as follows:

    -        Organizational realignment - five regions reduced to three.

    -        Terminate 318 employees.

    -        Close or consolidate several non-manufacturing locations.

As of September 30, 2002, the organizational realignment was complete, all 318 identified employees were terminated, and the closure of the non-manufacturing locations was complete.

As of December 31, 2001, this segment has realized approximately $10 million of savings, which it expects to be the annual savings in future years.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ -	$ -	$ -	$ -	$ -	$ -
Provision	1.5	-	-	-	1.5	-
Cash payments	(1.5)	-	-	-	(1.5)	-

Balance at September 30, 2002	$ -	$ -	$ -	$ -	$ -	$ -

Infrastructure
Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. The consolidation of the manufacturing locations will enable the business to leverage its capacity when the volumes return. Additional significant management realignments were essential to the success of the market strategy and to leverage the distribution channels.  The approved actions were as follows:

    -        Close two manufacturing locations in the U.S.

    -        Terminate 714 employees.

As of September 30, 2002, the two specified manufacturing location were closed, and 698 employees were terminated. An additional 16 employee terminations are expected by December 31, 2002.

The expected annual savings is approximately $29 million.  For the nine months ended September 30, 2002, this segment has realized approximately $5 million of savings.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 1.6	$ 0.5	$ 0.3	$ -	$ 1.9	$ 0.5
Provision	3.7	3.1	-	-	3.7	3.1
Cash payments	(2.6)	(3.5)	-	-	(2.6)	(3.5)
Non-cash write-offs	-	-	(0.3)	-	(0.3)	-

Balance at September 30, 2002	$ 2.7	$ 0.1	$ -	$ -	$ 2.7	$ 0.1

Security & Safety
Manufacturing facilities became a focus to improve production efficiencies and decrease manufacturing operating costs. Management also reviewed the current selling and administrative expense structure and determined that significant actions were required to align the cost structure with the current volume levels.  The approved actions were as follows:

    -        Close five manufacturing locations: U.S. (3) and Europe (2).

    -        Terminate 496 employees.

As of September 30, 2002, all of the specified manufacturing locations were closed and 433 employees were terminated. An additional 63 employee terminations are expected by December 31, 2002.

The expected annual savings is approximately $39 million.  For the nine months ended September 30, 2002, this segment has realized approximately $10 million of savings.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II					Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 2.4	$ -	$ 4.1	$ -	$ 6.5	$ -
Provision	2.3	1.6	0.3	-	2.6	1.6
Cash payments	(4.0)	(1.5)	(4.1)	-	(8.1)	(1.5)
Non-cash write-offs	-	-	(0.2)	-	(0.2)	-

Balance at September 30, 2002	$ 0.7	$ 0.1	$ 0.1	$ -	$ 0.8	$ 0.1

Corporate Center
Management determined that previously decentralized back office functions (such as accounts payable, accounts receivable, benefits administration and payroll) proved to be an inefficient way of managing costs of high volume transactions.  The creation of Global Business Services (a shared service center) enabled the Company to consolidate high volume transactions at a lower cost. These actions resulted in employee terminations of 164 as of September 30, 2002, and an additional 232 reduction in staff is expected by December 31, 2002.  The restructuring costs associated with corporate are primarily related to the involuntary employee terminations.   The savings associated with the corporate restructuring activities are realized in the segments due to the reduction of employees in business units' back office operations.

A reconciliation of the restructuring reserve for the 2000 and 2001 programs is as follows:

	Employee termination costs		Facility exit costs		Total

In millions	Phase I	Phase II					Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 8.6	$ 2.3	$ -	$ -	$ 8.6	$ 2.3
Provision	-	6.6	-	-	-	6.6
Cash payments	(0.9)	(2.5)	-	-	(0.9)	(2.5)

Balance at September 30, 2002	$ 7.7	$ 6.4	$ -	$ -	$ 7.7	$ 6.4

Review of Business Segments
Reported results for 2001 include amortization of goodwill and indefinite lived intangible assets.  As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and indefinite lived intangible assets are no longer subject to amortization.  Segment results are shown on a "reported" basis, as well as before restructure, productivity investments and SFAS No. 142 amortization.

The following table summarizes costs for restructure, productivity investments and SFAS No. 142 amortization by segment, for the three months ended September 30, 2002 and 2001:

	2002		2001

		Productivity		Productivity	SFAS No. 142
In millions	Restructure	investments	Restructure	investments	amortization

Climate Control	$ (1.3)	$ 1.2	$ 4.2	$ 10.5	$ 22.7
Industrial Solutions:
Air & Productivity Solutions	6.4	1.5	9.8	7.6	0.9
Dresser-Rand	-	-	-	0.7	2.3
Engineered Solutions	1.4	5.9	2.7	4.5	-
Infrastructure	1.5	0.6	2.9	1.9	6.7
Security & Safety	3.6	1.5	0.2	11.2	3.5
Corporate	(0.9)	-	5.8	1.2	-

Total	$ 10.7	$ 10.7	$ 25.6	$ 37.6	$ 36.1

The following table summarizes costs for restructure, productivity investments and SFAS No. 142 amortization by segment, for the nine months ended September 30, 2002 and 2001:

	2002		2001

		Productivity		Productivity	SFAS No. 142
In millions	Restructure	investments	Restructure	investments	amortization

Climate Control	$ 3.4	$ 6.5	$ 15.1	$ 26.6	$ 66.6
Industrial Solutions:
Air & Productivity Solutions	4.0	5.7	11.1	17.3	2.2
Dresser-Rand	1.5	-	1.6	6.5	6.6
Engineered Solutions	3.3	14.1	13.2	9.7	-
Infrastructure	6.8	5.1	5.9	9.9	19.8
Security & Safety	4.2	5.4	1.5	23.1	10.7
Corporate	6.6	0.6	8.8	3.8	-

Total	$ 29.8	$ 37.4	$ 57.2	$ 96.9	$ 105.9

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.  It includes the market leading brands of Thermo King and Hussmann.

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2002	2001	2002	2001

Sales	$ 639.5	$ 652.4	$ 1,769.2	$ 1,771.2
Operating income, reported	41.5	24.4	102.0	25.5
Operating margin, reported	6.5%	3.7%	5.8%	1.4%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	41.4	61.8	111.9	133.8
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	6.5%	9.5%	6.3%	7.6%

Climate Control revenues for the third quarter 2002 decreased by approximately 2% compared to the third quarter of 2001.  The decrease was mainly attributable to lower volumes associated with stationary refrigeration.  On a comparable basis, operating income decreased by $20.4 million while operating margins declined from 9.5% in 2001 to 6.5% in 2002.  The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 13%, while favorable pricing over the comparable prior period increased operating income by approximately 5%. These increases were more than offset by lower volumes and unfavorable product mix, which decreased operating income by approximately 14% and other decreases caused by items such as increased warranty expenses, increased investment due to the startup of the Retail Solutions initiative and higher employee benefit and insurance costs, which decreased operating income by approximately 38%.

Climate Control revenues for the nine months ended September 30, 2002 remained constant compared to the nine months ended September 30, 2001.  The increases resulting from acquisitions were offset by lower volumes.  On a comparable basis, operating income decreased by $21.9 million while operating margins declined from 7.6% in 2001 to 6.3% in 2002.  The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 21%, while favorable pricing over the comparable prior period increased operating income by approximately 6%. These increases were more than offset by lower volumes and unfavorable product mix, which decreased operating income by approximately 22% and other decreases caused by items such as increased warranty expenses, increased investment due to the startup of the Retail Solutions initiative and higher employee benefit and insurance costs, which decreased operating income by approximately 19%.

Industrial Solutions
Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency.  Industrial Solutions consists of the following three segments:  Air & Productivity Solutions, Dresser-Rand and Engineered Solutions.

Air & Productivity Solutions
Air & Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, fluid products, microturbines and industrial tools.
	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2002	2001	2002	2001

Sales	$ 328.3	$ 320.8	$ 961.5	$ 986.0
Operating income, reported	12.0	2.7	51.5	52.2
Operating margin, reported	3.7%	0.8%	5.4%	5.3%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	19.9	21.0	61.2	82.8
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	6.1%	6.5%	6.4%	8.4%

Air & Productivity Solutions' revenues for the third quarter 2002 increased by approximately 2% compared to the third quarter of 2001.  On a comparable basis, operating income decreased by $1.1 million while operating margins declined from 6.5% in 2001 to 6.1% in 2002.  The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 33%. This increase was more than offset by lower volumes and unfavorable product mix, which decreased operating income by approximately 16%, and higher employee benefit and insurance costs, which decreased operating income by approximately 20%.  In addition, increased investment in developing the PowerWorks microturbine business also had a negative impact.

Air & Productivity Solutions' revenues for the nine months ended September 30, 2002 decreased by approximately 2% compared to the nine months ended September 30, 2001, due mainly to lower volumes.  On a comparable basis, operating income decreased by $21.6 million while operating margins declined from 8.4% in 2001 to 6.4% in 2002.  The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 33%. This increase was more than offset by lower volumes and unfavorable product mix, which decreased operating income by approximately 29%, unfavorable pricing over the comparable prior period, which decreased operating income by 7%, and higher employee benefit and insurance costs, which decreased operating income by approximately 15%.  In addition, increased investment in developing the PowerWorks microturbine business had a negative impact.

Dresser-Rand
Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators.
	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2002	2001	2002	2001

Sales	$ 230.5	$ 208.3	$ 677.0	$ 571.1
Operating income, reported	9.1	3.5	8.9	(9.4)
Operating margin, reported	3.9%	1.7%	1.3%	-1.6%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	9.1	6.5	10.4	5.3
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	3.9%	3.1%	1.5%	0.9%

Dresser-Rand revenues for the third quarter 2002 increased by approximately 11% compared to the third quarter of 2001, while operating income and margins also increased.  The improved results reflect volume increases and ongoing cost reductions.   In addition, both revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at low margins.
Dresser-Rand revenues for the nine months ended September 30, 2002, increased by approximately 19% compared to nine months ended September 30, 2001, while operating income and margins also increased.  The improved results reflect volume increases and ongoing cost reductions.   In addition, both revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at low margins.
Engineered Solutions
Engineered Solutions is engaged in the design, manufacture, sale and service of precision bearing products and motion control components and assemblies.  It provides motion control applications to both the automotive OEM and industrial aftermarkets.  On October 16, 2002, the Company announced that it had agreed to sell the Engineered Solutions business to The Timken Company.
	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2002	2001	2002	2001

Sales	$ 294.7	$ 254.4	$ 904.7	$ 796.7
Operating income, reported	9.4	13.2	46.4	48.9
Operating margin, reported	3.2%	5.2%	5.1%	6.1%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	16.7	20.4	63.8	71.8
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	5.7%	8.0%	7.1%	9.0%

Engineered Solutions' revenues for the third quarter 2002 increased by approximately 16% compared to the third quarter of 2001.  The results of the acquisition of Nadella and higher volumes accounted for an increase in revenues of approximately 12% and 4%, respectively.  On a comparable basis, operating income decreased by $3.7 million while operating margins declined from 8.0% in 2001 to 5.7% in 2002.  The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 23%, while higher volumes and favorable product mix and the results of the acquisition of Nadella increased operating income by approximately 12% and 8%, respectively. These increases were more than offset by unfavorable pricing over the comparable prior period, which decreased operating income by approximately 16%, and higher employee benefit and insurance costs, which decreased operating income by approximately 49%.

Engineered Solutions' revenues for the nine months ended September 30, 2002 increased by approximately 14% compared to the nine months ended September 30, 2001.  The results of the acquisition of Nadella and higher volumes accounted for an increase in revenues of approximately 11% and 3%, respectively.  On a comparable basis, operating income decreased by $8.0 million while operating margins declined from 9.0% in 2001 to 7.1% in 2002.  The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 27%, while increased volume and favorable product mix also increased operating income by approximately 10%.  These increases were more than offset by unfavorable pricing over the comparable prior period, which decreased operating income by approximately 17%, and higher employee benefit and insurance costs, which decreased operating income by approximately 29%.

Infrastructure
Infrastructure is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, electric and gasoline powered golf and utility vehicles, portable compressors and light towers, road construction and repair equipment, and a broad line of drills and drill accessories.

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2002	2001	2002	2001

Sales	$ 623.9	$ 578.5	$ 1,988.3	$ 1,959.6
Operating income, reported	44.7	34.5	197.1	190.3
Operating margin, reported	7.2%	6.0%	9.9%	9.7%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	46.8	46.0	209.0	225.9
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	7.5%	8.0%	10.5%	11.5%

Infrastructure revenues for the third quarter 2002 increased by approximately 8% compared to the third quarter of 2001.  The increase was mainly attributable to higher volumes from new product introductions and higher market shares at Bobcat and Club Car, which resulted in an increase of approximately 6%, while the positive results of acquisitions were offset by unfavorable pricing over the comparable prior period.  On a comparable basis, operating income increased by $0.8 million while operating margins declined from 8.0% in 2001 to 7.5% in 2002.  The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 15%, while higher volumes and favorable product mix increased operating income by approximately 11%. These increases were partially offset by unfavorable pricing over the comparable prior period, which decreased operating income by approximately 2% and other decreases, such as increased warranty expenses and higher employee benefit and insurance costs, which decreased operating income by approximately 18%.
Infrastructure revenues for the nine months ended September 30, 2002 increased by approximately 1% compared to the nine months ended September 30, 2001.  The increase was mainly attributable to higher volumes.  On a comparable basis, operating income decreased by $16.9 million while operating margins declined from 11.5% in 2001 to 10.5% in 2002.  The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 7%. This increase was more than offset by unfavorable pricing over the comparable prior period, which decreased operating income by approximately 4%, lower volumes and unfavorable product mix, which decreased operating income by approximately 1%, and other decreases, such as increased warranty expenses and higher employee benefit and insurance costs, which decreased operating income by approximately 8%.
Security & Safety
Security & Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, portable security products, decorative hardware, and electronic and biometric access control systems.
	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2002	2001	2002	2001

Sales	$ 401.2	$ 360.5	$ 1,110.7	$ 1,040.9
Operating income, reported	70.3	61.2	200.7	171.8
Operating margin, reported	17.5%	17.0%	18.1%	16.5%
Operating income, before restructure, productivity
investments and SFAS No. 142 amortization	75.4	76.1	210.3	207.1
Operating margin, before restructure, productivity
investments and SFAS No. 142 amortization	18.8%	21.1%	18.9%	19.9%

Security & Safety revenues for the third quarter 2002 increased by approximately 11% compared to the third quarter of 2001.  The results of acquisitions accounted for an approximate 6% increase in revenues, with the remaining increase mainly attributable to higher volumes.  On a comparable basis, operating income decreased by $0.7 million while operating margins declined from 21.1% in 2001 to 18.8% in 2002.  The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 8%, while higher volumes and favorable product mix increased revenue by approximately 6%.  These increases were more than offset by higher employee benefit and insurance costs, which decreased operating income by approximately 15%, and continued investment in security and safety growth initiatives, which decreased operating income by approximately 3%.

Security & Safety revenues for the nine months ended September 30, 2002, increased by approximately 7% compared to the nine months ended September 30, 2001.  The results of acquisitions accounted for an approximate 3% increase in revenues, with the remaining increase mainly attributable to higher volumes.  On a comparable basis, operating income increased by $3.2 million while operating margins declined from 19.9% in 2001 to 18.9% in 2002.   The benefits associated with the restructuring programs and improved productivity increased operating income by approximately 7%, while the higher volumes and favorable product mix increased operating income by approximately 4% and the positive results of acquisitions increased operating income by approximately 2%. These increases were partially offset by higher employee benefit and insurance costs, which decreased operating income by approximately 8%, and continued investment in security and safety growth initiatives, which decreased operating income by approximately 4%.

Liquidity and Capital Resources
 The Company's debt-to-total capital ratio at September 30, 2002, was approximately 48%, compared with 46% reported at December 31, 2001.  The impairment charge taken in connection with the adoption of SFAS No. 142 had a negative impact on the Company's debt-to-total capital ratio.  However, the impairment charge will not impact the Company's liquidity or access to capital markets.  The Company's public debt has no financial covenants and its $2.5 billion revolving credit line has a debt-to-total capital covenant of 65%, which is calculated excluding the impairment charge relating to SFAS No. 142.

The Company's working capital was a negative $167.4 million at September 30, 2002, compared to $336.8 million at December 31, 2001.  The decrease is primarily related to the reclassification of approximately $700 million of debt, which matures in February 2003, from long-term to short-term.  The Company anticipates meeting its short-term debt obligations by utilizing operating cash flow, the proceeds from the proposed sale of its Engineered Solutions business or various means of refinancing available, if necessary.

During the first nine months of 2002, foreign currency translation adjustments resulted in a net increase of $87.6 million in shareowners' equity.  Currency fluctuations in the euro and British pound accounted for the majority of the change.

The funded status of the Company's pension plans is dependent on many factors, including returns on invested assets, interest rates, and compensation increases.  The asset values of the Company-sponsored funded pension plans have declined since December 31, 2001, due to continued poor performance of the equity markets.  In addition, long-term interest rates have declined since year end.  The recent declines in asset values and interest rates have been slightly offset by decreases in compensation increases.  The Company anticipates these changes could cause additional expense of approximately $50 million in 2003.  Pension accounting requires recognition of an additional minimum liability if the market value of the plan assets is less than the accumulated benefit obligation at the plans' measurement date.  Upon final measurement in the fourth quarter of 2002, the Company currently expects to recognize an additional minimum pension liability, with an after-tax charge to equity ranging from $400 million to $600 million.  At December 31, 2001, no additional minimum pension liability was required.   Any equity charge would be non-cash and excluded for purposes of compliance with the company's financial covenants.

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

In addition to the above acquisitions, the Company made several smaller acquisitions in 2002 totaling approximately $23 million.

New Accounting Standards
In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued.  The standard requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  It nullifies the guidance of EITF No. 94-3, which recognized a liability for an exit cost on the date an entity committed itself to an exit plan.  The standard will be effective for exit or disposal activities that are initiated after December 31, 2002.  The Company is currently reviewing the provisions of SFAS No. 146 to determine its impact upon adoption.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued.  The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and will be effective for the Company on January 1, 2003.  The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

Safe Harbor Statement
Information provided by the Company in reports such as this report on Form 10-Q, in press releases and in statements made by employees in oral discussions, to the extent the information is not historical fact, constitutes "forward looking statements" within the meaning of regulations under the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934.  Forward looking statements by their nature involve risk and uncertainty.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

INGERSOLL-RAND COMPANY LIMITED

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

Reorganization as a Bermuda Company and Related Risk Factors

On December 31, 2001, Ingersoll-Rand Company (IR-New Jersey) was effectively reorganized as Ingersoll-Rand Company Limited, a Bermuda company (the Reorganization).  The Company believes that the Reorganization will enable it to realize a variety of potential, financial and strategic benefits, including to:

    -        help enhance business growth;

    -        create a more favorable corporate structure for expansion of the Company's current business;

    -        improve expected cash flow for use in investing in the development of higher-growth product lines and higher-growth businesses;

    -        improve expected cash flow for use in reducing the amount of the Company's debt;

    -        reduce the Company's worldwide effective tax rate;

    -        enable the Company to implement its business strategy more effectively; and

    -        expand the Company's investor base as its shares may become more attractive to non-U.S. investors.

To consummate the Reorganization, IR Merger Corporation, a New Jersey corporation, merged into IR-New Jersey, with IR-New Jersey as the surviving company.  Upon the merger, IR-New Jersey became a wholly-owned, indirect subsidiary of the Company, and the outstanding shares of IR-New Jersey common stock were automatically cancelled in exchange for the issue of the Company's Class A common shares.  In addition, as part of the Reorganization, IR-New Jersey and certain of its subsidiaries transferred shares of certain existing subsidiaries and issued certain debt to the Company in exchange for 135,250,003 shares of the Company's Class B common shares, such amount of shares being subject to adjustment based on the results of final valuation of the transferred subsidiaries.  The number of Class B common shares issued had an aggregate value equal to the fair market value of the shares of the subsidiaries transferred (the transferred shares) and the amount of debt issued to the Company based on the market value of IR-New Jersey common stock at the effective time of the merger.  Prior to the Reorganization, neither the Company nor IR-Merger Corporation had any significant assets or capitalization or engaged in any business or other activities other than in connection with formation and the merger and related reorganization transactions.

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

A non-U.S. corporation (a foreign corporation), such as the Company, will constitute a "controlled foreign corporation" or "CFC" for U.S. federal income tax purposes if U.S. shareholders owning (directly, indirectly, or constructively) 10% or more of the foreign corporation's total combined voting power collectively own (directly, indirectly, or constructively) more than 50% of the total combined voting power or total value of the foreign corporation's shares.  Following the merger and as of December 31, 2001, IR-New Jersey, through its ownership of the non-voting Class B common shares, owned approximately 45% of the total value of the Company's shares.  As a consequence, any Class A common shareholder who is considered to own 10% of the voting power in the Company could cause the Company's non-U.S. subsidiaries or (if the Internal Revenue Service successfully takes the position that the Class B common shares held by IR-New Jersey in the Company are voting shares) the Company itself to be treated as a CFC.

If the Company or any of its foreign subsidiaries are treated as a CFC, this status should have no adverse effect on any of the Company's shareholders who do not own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of the Company's shares or the shares of any of its foreign subsidiaries.  If, however, the Company or any of its foreign subsidiaries are treated as CFC for an uninterrupted period of 30 days or more during any taxable year, any U.S. shareholder who owns (directly, indirectly, or constructively) 10% or more of the total combined voting power of all  classes of stock of the company or the subsidiary on any day during the taxable year and who directly or indirectly owns any stock in the corporation the last day of such year in which it is a CFC will have to include in its gross income for U.S. federal income tax purposes its pro rata share of the corporation's "subpart F income" relating to the period during which the corporation is a CFC.

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

Prior to the Reorganization, IR-New Jersey was subject to U.S. corporate income tax on its worldwide income.  After the Reorganization, the earnings of IR-New Jersey and its U.S. subsidiaries continue to be subject to U.S. corporate income tax.  The Company believes that as a result of the Reorganization its non-U.S. operations will generally not be subject to U.S. tax other than withholding taxes.  However, if the Internal Revenue Service successfully contends that the Company or any of its non-U.S. affiliates are engaged in a trade or business in the U.S., the Company or that non-U.S. affiliate would, subject to possible income tax treaty exemptions, be required to pay U.S. corporate income tax and/or branch profits tax on income that is effectively connected with such trade or business.

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

There are also proposed  legislative and regulatory actions which could reduce or eliminate the ability of the Company or its subsidiaries to enter into contracts with governmental authorities.

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

Item 4 - Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

By letter dated October 30, 2002, the Michigan Department of Environmental Quality ("DEQ") considers civil penalties of an unspecified amount to be accruing against the Company for an alleged violation of a DEQ Administrative Order of Consent ("AOC").  The AOC governs the Company's environmental investigation and cleanup obligations related to the McCoy Creek Industrial Park, Buchanan, Michigan.  The Company believes it has valid defenses against the penalty and is seeking to resolve this matter before the DEQ issues a penalty assessment.

Item 6 - Exhibits and Reports on Form 8-K

INGERSOLL-RAND COMPANY LIMITED
EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Current Report of Form 8-K (Item 5) dated August 14, 2002, reporting the filing of Exhibit 99.1 - Statement Under Oath of Principal Executive Officer and Exhibit 99.2 - Statement Under Oath of Principal Financial Officer.

A Current Report on Form 8-K (Item 5) dated October 16, 2002, reporting the filing of Exhibit 2.1 - Stock and Asset Purchase Agreement between Ingersoll-Rand Company Limited and The Timken Company and Exhibit 99.1 - Press Release issued by Ingersoll-Rand Company Limited, announcing the planned sale of its Engineered Solutions Business to Timken.

(b) Reports on Form 8-K

A Current Report of Form 8-K (Item 9) dated October 17, 2002, reporting the filing of Exhibit 99.1 - Press Release issued by Ingersoll Rand Company Limited, announcing financial results for the third quarter and year to date 2002.

INGERSOLL-RAND COMPANY LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED

(Registrant)

Date November 14, 2002	/s/ Timothy R. McLevish,
Timothy R. McLevish, Senior Vice President & Chief Financial Officer
Principal Financial Officer
Date November 14, 2002	/s/ Richard W. Randall
Richard W. Randall, Vice President & Controller
Principal Accounting Officer

 INGERSOLL-RAND COMPANY LIMITED

CERTIFICATIONS

I, Herbert L. Henkel, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Ingersoll-Rand Company Limited;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002	/s/ Herbert L. Henkel
Herbert L. Henkel Chief Executive Officer

I, Timothy R. McLevish, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Ingersoll-Rand Company Limited

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002	/s/ Timothy R. McLevish
Timothy R. McLevish, Senior Vice President & Chief Financial Officer