Form 10-Q/A
period 2002-11-14
INGERSOLL RAND CO LTD
filed 2002-11-15
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q/A


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


           Bermuda                             N/A
 (State or other jurisdiction            (I.R.S. Employer
              of                       Identification No.)
incorporation or organization)

                        Clarendon House
                        2 Church Street
                    Hamilton HM 11, Bermuda
            (Address of principal executive offices)

                          (441) 295-2838
       (Registrant's telephone number, including area code)



                         INGERSOLL-RAND COMPANY LIMITED

EXPLANATORY NOTE


This Form 10-Q/A is being filed for the sole purpose of submitting two exhibits that were listed in the Exhibit Index to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2002. The listed exhibits were not attached to the original Form 10-Q submission. No revisions have been made to the Registrant's financial statements or any other disclosure contained in the Quarterly Report.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INGERSOLL-RAND COMPANY LIMITED
                                       (Registrant)



Date: November 14, 2002   /s/ Richard W. Randall
				  Richard W. Randall
                          Vice President & Controller




(Exhibits included with this Form 10-Q/A filing were listed in the Exhibit Index for the original Form 10-Q filing, but the Exhibits were not attached to the original submission.)

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