Form 10-K
period 2002-12-31
INGERSOLL RAND CO LTD
filed 2003-03-05
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

__        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      _ to____

Commission File No. 1‑985

INGERSOLL-RAND COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
Clarendon House 2 Church Street Hamilton HM 11, Bermuda (Address of principal executive offices)

Registrant's telephone number, including area code: (441) 295-2838
Securities registered pursuant to Section 12(b) of the Act:

                                  Title of each class                                                                                            Name of each exchange
                                  Class A Common Shares,                                                                                   on which registered
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
YES  X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act)
YES   X      NO

The aggregate market value of common stock held by nonaffiliates on February 28, 2003 was $6,675,410,560 based on the closing price of such stock on the New York Stock Exchange.

The number of Class A Common Shares outstanding as of February 28, 2003 was 169,292,836.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's Annual General Meeting of Shareholders to be held May 29, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.   BUSINESS

Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited or the Company), is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization (the reorganization) that became effective on December 31, 2001.  The reorganization was accomplished through a merger of a newly-formed merger subsidiary into IR-New Jersey.  IR-New Jersey, the surviving company, continues to exist as an indirect, wholly-owned subsidiary of IR-Limited. IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries.  The reorganization has been accounted for as a reorganization of entities under common control and accordingly it did not result in any changes to the consolidated amounts of assets, liabilities and shareholders' equity.

Ingersoll-Rand Company was organized in 1905 under the laws of the State of New Jersey as a consolidation of Ingersoll-Sergeant Drill Company and the Rand Drill Company, whose businesses were established in the early 1870's.

The Company is a leading provider of climate control, industrial solutions, infrastructure development and security and safety products.  In each of these markets, the Company offers a diverse product portfolio that includes well-recognized industrial and commercial brands.

Climate Control focuses on markets requiring refrigerant-gas compression technology and services to end users and to maintain a refrigeration cycle for protecting food and other perishables.  Climate Control includes Thermo King and Hussmann. Hussmann experiences the greatest demand for its products in the third and fourth quarters of the year. This demand results from the customers' seasonal construction cycles and the desire to complete stores prior to the year-end holiday season. Climate Control products include: Thermo King transport temperature control units for truck trailers, small trucks, seagoing containers and air conditioning for buses, and Hussmann refrigerated display cases for supermarkets, delicatessens and other commercial and institutional refrigeration applications.

Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency.  Industrial Solutions previously included Engineered Solutions, which due to its sale is now shown as a discontinued operation.  Industrial Solutions currently consists of the following:

-    Air & Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, fluid products, microturbines, and industrial tools.  It comprises Air Solutions and Productivity Solutions, and has been aggregated based primarily on the nature of products and services, and the nature of the production process.

-    Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators.

Infrastructure supplies products and services for all types of construction projects, industrial and commercial development, and golf and utility vehicles.  Products include Bobcat compact equipment, Blaw-Knox and ABG pavers, Ingersoll-Rand compactors, drilling equipment and portable power products, and Club Car golf and utility vehicles.

Security & Safety manufactures and markets architectural hardware and access-control products and services to customers seeking to enhance productivity and security for residential, commercial and institutional buildings.  Products include locks and locksets, door closers, exit devices, steel doors and frames, power-operated doors, architectural columns and biometric and electronic access control technologies.

On February 18, 2003, the Company sold its Engineered Solutions Business (the Business), part of the Company's Industrial Solutions Sector, to The Timken Company (Timken).  The consideration received consisted of $700 million in cash and approximately 9.4 million shares of Timken common stock, and is subject to certain working capital adjustments.  The Business is comprised of the Company's worldwide operations relating to precision bearings and motion-control components and assemblies, and includes the Torrington, Fafnir, Kilian, Nadella and IRB brands.  The Business, which had 2002 revenues of $1.2 billion, employed approximately 10,000 people and operated 27 plants throughout the world.  Its results have been reclassified as "Discontinued operations, net of tax" in the accompanying Consolidated Statement of Income for the three years ended December 31, 2002.  In addition, the assets and liabilities being sold of the Business have been reclassified as "Assets held for sale" and "Liabilities held for sale" on the accompanying Consolidated Balance Sheet.  All prior years presented have been restated to reflect this Business as discontinued operations.  Also included in earnings from discontinued operations are the results of Ingersoll-Dresser Pump Company (IDP) for 2000 and continuing costs relative to IDP for 2002 and 2001.

Products
Principal products of the Company include the following:

Air balancers	Hydraulic breakers
Air compressors & accessories	Lubrication equipment
Air dryers	Microturbines
Air logic controls	Material handling equipment
Air motors	Paving equipment
Air and electric tools	Piston pumps
Asphalt compactors	Pneumatic breakers
Asphalt pavers	Pneumatic cylinders
Automated dispensing systems	Pneumatic valves
Automatic doors	Portable compressors
Bath fittings and accessories	Portable generators
Biometric access control systems	Portable light towers
Blasthole drills	Portable security products
Compact hydraulic excavators	Refrigerated display cases
Compact tractor-loader-backhoes	Refrigeration systems
Diaphragm pumps	Road-building machinery
Door closers and controls	Rock drills
Door locks, latches and locksets	Rock stabilizers
Doors and door frames (steel)	Rotary drills
Drilling equipment and accessories	Rough-terrain material handlers
Electrical security products	Skid-steer loaders
Electronic access control systems	Soil compactors
Engine-starting systems	Spray-coating systems
Exit devices	Telescopic material handlers
Extrusion pump systems	Transport temperature control systems
Fastener-tightening systems	Turbo machinery
Fluid-handling equipment	Utility vehicles
Gas compressors	Waterjet-cutting systems
Golf cars	Water-well drills
Hoists	Winches

These products are sold primarily under the Company's name and also under other names including
ABG®, Blaw-Knox®, Bobcat®, Club Car®, Datum®, Dresser-Rand®, Dor-o-Matic®, Falcon®,
Glynn-Johnson®, Hussmann®, Johnstone®, LCN®, Legge®, Monarch®, Montabert®, Normbau®,
Schlage®, Steelcraft®, Thermo King®, Von Duprin® and Zimmerman®.

During the past three years, the division of the Company's sales between capital goods and expendables has been in the approximate ratio of 78% and 22%, respectively. The Company generally defines as expendables those products, which are not capitalized by the ultimate user.  Examples of such products are parts sold for replacement purposes.

Additional information on the Company's business and financial information about industry segments is presented in the consolidated financial statements.

Distribution
The Company's products are distributed by a number of methods, which the Company believes are appropriate to the type of product.  Sales are made in the U.S. through branch sales offices and through distributors and dealers across the United States.  Non-U.S. sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors in over 100 countries.

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

Competitive Conditions
The Company's products are sold in highly competitive markets throughout the world against products produced by both U.S. and non-U.S. corporations.  The principal methods of competition in these markets relate to price, quality, service and technology.  The Company believes that it is one of the leading manufacturers in the world of a broad line of air compression systems, construction equipment, transport temperature control products, refrigerated display merchandisers, refrigeration systems and controls, air tools, golf cars and utility vehicles. In addition, the Company believes it is a leading supplier in U.S. markets for locks, and other door hardware products.

Operations by Geographic Area
Sales to customers outside the United States accounted for approximately 40 percent of the consolidated net sales in 2002. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the Company's non-U.S. operations.

Raw Materials
The Company manufactures many of the components included in its products.  The principal raw materials required for the manufacture of the Company's products are purchased from numerous suppliers, and the Company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog
The Company's approximate backlog of orders at December 31, 2002, believed by it to be firm, was $371.2 million for Climate Control, $104.2 million for Air & Productivity Solutions, $778.5 million for Dresser-Rand, $136.8 million for Infrastructure and $131.2 million for Security & Safety, as compared to $321.2 million, $153.4 million, $760.1 million, $170.1 million and $72.6 million, respectively, at December 31, 2001.  These backlog figures are based on orders received.  While the major portion of the Company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination.  The Company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Research and Development
The Company maintains extensive research and development facilities for experimenting, testing and developing high quality products.  The Company employs approximately 1,600 professional employees for its research and development activities.  The Company spent $200.7 million in 2002, $189.7 million in 2001, and $173.3 million in 2000 on research and development.

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

During 2002, the Company spent approximately $1.1 million on capital projects for pollution abatement and control, and an additional $8.7 million for environmental remediation expenditures at sites presently or formerly owned or leased by the Company. It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant. Therefore, an accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain.  The Company believes that these expenditure levels will continue and may increase over time.  Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

The Company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. The Company has been identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's liability has been fully determined.  For all sites there are other PRPs and in most instances, the Company's site involvement is minimal. In estimating its liability, the Company has not assumed it will bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable.  The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis.  Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

Although uncertainties regarding environmental technology, state and federal laws and regulations and individual site information make estimating the liability difficult, management believes that the total liability for the cost of remediation and environmental lawsuits and claims will not have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.  It should be noted that when the Company estimates its liability for environmental matters, such estimates are based on current technologies, and the Company does not discount its liability nor assume any insurance recoveries.

Employees
There are approximately 45,000 employees of the Company throughout the world, of whom approximately 30,000 work in the United States and 15,000 outside the United States. The Company believes relations with its employees are good.

Available Information
This annual report on Form 10-K, as well as The Company's reports on Form 10-Q, and current reports on Form 8-K, are made available free of charge on the Company's Internet website (http://www.irco.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2.   PROPERTIES

Manufacturing and assembly operations are conducted in 48 plants in the United States; 1 plant in Canada; 30 plants in Europe; 19 plants in Asia, and 5 plants in Latin America.  The Company also maintains various warehouses, offices and repair centers throughout the world.

Substantially all plant facilities are owned by the Company and the remainder are under long‑term lease. The Company believes that its plants and equipment have been well maintained and are generally in good condition.

Facilities under long‑term lease arrangements are included below and are not significant to each operating segment's total number of plants or square footage.

Climate Control's manufacturing locations are as follows:

		Approximate
	Number of Plants	Square Footage

United States	11	4,053,000
Non - U.S.	14	3,550,000

Total	25	7,603,000

Air & Productivity Solutions' manufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	8	1,364,000
Non - U.S.	12	1,527,000

Total	20	2,891,000

Dresser-Rand's manufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	3	2,014,000
Non - U.S.	7	1,372,000

Total	10	3,386,000

Infrastructure's manufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	10	3,283,000
Non - U.S.	8	1,151,000

Total	18	4,434,000

Security & Safety's manufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	16	2,182,000
Non - U.S.	14	1,361,000

Total	30	3,543,000

Item 3.   LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities and intellectual property disputes.  In the opinion of the Company, pending legal matters, are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

See also the discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Exhibit 13, Note 10, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2002.

Executive Officers of the Registrant
The following information is included in accordance with the provision of Part III, Item 10.

Date of
Service as
	an Executive	Principal Occupation and
Name and Age	Officer	Other Information for Past Five Years

Herbert L. Henkel (54)	4/5/1999	Chairman of Board (since May 2000) and Chief Executive
Officer (since October 1999), President and Director (since
April 1999); Chief Operating Officer April 1999 - October
1999; Textron, President, February 1999 - March 1999
and Chief Operating Officer, 1998 - March 1999; President
of Textron's Industrial Products Segment 1994-1998)

Timothy R. McLevish (47)	5/1/2002	Senior Vice President and Chief Financial Officer (since June
2002) (Mead Corporation, Vice President, Chief Financial
Officer 1999-2002; Mead Corporation, Vice President, Finance
and Treasurer 1999; Mead Corporation, Vice President
Treasurer 1998-1999; Mead Corporation, President, General
Manager of Specialty Paper Division 1993-1998)

Gordon A. Mapp (56)	6/14/2000	Senior Vice President, Sector President, Climate Control
(since June 2000) (President, Air Solutions Group and
Industrial Productivity - Vice President, 1999-2000;
President, Air Compressor Group 1998-1999, Vice
President and General Manager, North American Division,
Thermo King 1993-1998)

Patricia Nachtigal (56)	11/2/1988	Director (since 1/1/02), Senior Vice President (since June 2000)
and General Counsel (Vice President 1988-2000)

Donald H. Rice (58)	2/1/1996	Senior Vice President (since 2001), Global Business
Services and Human Resources, (2000-2001), (Vice
President, Human Resources, 1995-2000)

Randy P. Smith (53)	2/3/2000	Senior Vice President (since June 2000) and Sector
President, Security and Safety (since February 2000)
(Vice President, February 2000 - June 2000) (Textron
Fastening Systems, President 1998-2000, Emerson Electric,
President 1993-1998)

John E. Turpin (56)	1/8/2001	Senior Vice President and Sector President, Industrial
Solutions (since January 2001); (The Stanley Works, Vice
President, Operational Excellence, 1997-2000)

Christopher P. Vasiloff (51)	11/1/2001	Senior Vice President and Sector President, Infrastructure
Sector (since November 2001); (President, Portable Power,
Infrastructure Sector, 2000-2001; Vice President and
General Manager Portable Compressor Division and
Rotary Recip. Compressor Division, Air Compressor Group,
1996-2000)

Richard W. Randall (52)	10/1/2002	Vice President and Controller (since October 2002); (President,
Engineered Solutions, Industrial, Industrial Solutions Sector, April 2002-
September 2002; Vice President, Finance and Sector Controller,
Industrial Solutions Sector 2001-2002; Vice President and Controller,
Bearings and Components Industrial Productivity Sector; Siebe Plc
Vice President/CFO - Siebe Automotive 1995-1999)

No family relationships exist between any of the above-listed executive officers of the Company. All officers are elected to hold office for one year or until their successors are elected and qualify.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding the principal market for the Company's common shares and related shareholder matters are as follows:

Quarterly share prices and dividends for the Class A common shares are shown in the following tabulation.  The common shares are listed on the New York Stock Exchange.

	Common shares

2002	High	Low	Dividend

First quarter	$ 54.15	$ 39.42	$ 0.17
Second quarter	54.40	44.39	0.17
Third quarter	46.35	32.78	0.17
Fourth quarter	47.88	29.69	0.17

2001

First quarter	$ 48.84	$ 37.75	$ 0.17
Second quarter	50.28	38.20	0.17
Third quarter	45.20	30.41	0.17
Fourth quarter	45.66	32.50	0.17

The Bank of New York (Church Street Station, P.O. Box 11258, New York, NY 10286-1258, (800)524-4458) is the transfer agent, registrar and dividend reinvestment agent.

There are no significant restrictions on the payment of dividends.  The approximate number of record holders of Class A common shares as of February 25, 2003 was 8,692.

The Company has an Executive Deferred Compensation Plan and a Director Deferred Compensation Plan that were not approved by shareholders.  The plans allow certain Company employees and the Company's board of directors to elect to defer a portion (employees) or all (directors) of their annual compensation to the plan, directing the investment of such deferrals to select mutual funds or Company common shares.  Certain executive participants that elect to invest in Company common shares receive an additional company contribution incentive of 20% of the investment, which vests over a five-year period. The Company's equity portion of the plan is not funded until distribution date.  At December 31, 2002, the unfunded liability relating to the deferrals where company stock was selected, represented approximately 610,000 shares and was reflected at market value.

Item 6.   SELECTED FINANCIAL DATA

In millions except per share amounts

At and for the years ended December 31,	2002	2001	2000	1999	1998

Net sales *	$ 8,951.3	$ 8,604.2	$ 8,412.2	$ 6,579.5	$ 6,296.2

Earnings from continuing operations *	367.4	182.1	437.3	460.8	376.4

Total assets *	10,809.6	11,133.8	11,061.1	8,433.3	7,964.0

Long-term debt	2,092.1	2,900.7	1,540.4	2,113.3	2,166.0

Shareholders' equity	3,478.2	3,916.6	3,481.2	3,073.2	2,721.8

Basic earnings per common share: *
Continuing operations	$ 2.17	$ 1.10	$ 2.71	$ 2.81	$ 2.30
Discontinued operations	0.56	0.39	1.44	0.80	0.81

Diluted earnings per common share: *
Continuing operations	$ 2.16	$ 1.09	$ 2.69	$ 2.78	$ 2.28
Discontinued operations	0.55	0.39	1.43	0.79	0.80

Dividends per common share	$ 0.68	$ 0.68	$ 0.68	$ 0.64	$ 0.60

* Amounts have been restated to reflect discontinued operations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2002, the following significant events occurred that affect year-to-year comparisons:

On February 18, 2003, the Company sold its Engineered Solutions Business (the Business), part of the Company's Industrial Solutions Sector, to The Timken Company (Timken).  The consideration received consisted of $700 million in cash and approximately 9.4 million shares of Timken common stock, and is subject to certain working capital adjustments.  The Business is comprised of the Company's worldwide operations relating to precision bearings and motion-control components and assemblies, and includes the Torrington, Fafnir, Kilian, Nadella and IRB brands.  The Business, which had 2002 revenues of $1.2 billion, employed approximately 10,000 people and operated 27 plants throughout the world.  Its results have been reclassified as "Discontinued operations, net of tax" in the accompanying Consolidated Statement of Income for the three years ended December 31, 2002.  In addition, the assets and liabilities of the Business have been reclassified as "Assets held for sale" and "Liabilities held for sale" on the accompanying Consolidated Balance Sheet.  All prior years presented have been restated to reflect this Business as a discontinued operation.  Also included in earnings from discontinued operations are the results of Ingersoll-Dresser Pump Company (IDP) for 2000 and continuing costs relative to IDP for 2002 and 2001.

In 2002, the Company acquired 10 entities, including partial interests in joint ventures, for cash of $112.7 million.  The major acquisitions are as follows:

-    In the first quarter of 2002, the Company acquired a 30% interest in CISA S.p.A. (CISA), a European manufacturer of mechanical and electronic security products, for approximately $60 million.  CISA operates worldwide and will enable the Company to provide customers with a complete portfolio of security products in the Americas, the European and Asia Pacific markets.

-    In June 2002, the Company acquired Electronic Technologies Corporation (ETC), based in Dover Plains, New York, for approximately $22 million.  ETC provides specialty security systems integration, serving as a single source for integrating a facility's access control, closed circuit television and fire/life safety systems.  The final purchase price may be increased by approximately $15 million based upon certain future operating goals as specified in the contract.

During 2002, the Company substantially completed the restructuring programs and productivity initiatives that were initiated in 2000 and 2001, which include such actions as employee severance, plant rationalizations, organizational realignments consistent with the Company's market-based structure and the consolidation of back-office processes.  No further income statement charges related to these initiatives are expected to occur in 2003.  Excluding Engineered Solutions, the programs have resulted in the closure of 21 plants and workforce reductions of approximately 5,000 employees. Charges for restructuring and productivity initiatives for full-year 2002 totaled $75.3 million.

Results of Operations
Net loss for 2002 was $173.5 million, or diluted loss per share of $1.02 as compared to net earnings of $246.2 million and $1.48 per share, and $669.4 million and $4.12 per share in 2001 and 2000, respectively.  Earnings from continuing operations for 2002 were $367.4 million, or diluted earnings per share of $2.16 as compared to $182.1 million and $1.09 per share, and $437.3 million and $2.69 per share in 2001 and 2000, respectively.

Dollar amounts in millions	2002	2001	2000

Net sales	$ 8,951.3	$ 8,604.2	$ 8,412.2
Cost of goods sold	6,826.5	6,736.5	6,229.6
Selling and administrative expenses	1,439.8	1,370.5	1,188.7
Restructuring charges	41.9	73.7	76.2

Operating income	$ 643.1	$ 423.5	$ 917.7

Operating margin	7.2%	4.9%	10.9%

The restructuring program is more fully described under "Restructuring Charges."  These charges include certain costs that are identified in Staff Accounting Bulletin (SAB) 100 and Emerging Issues Task Force (EITF) 94-3 as restructuring, as well as other related costs that do not meet the criteria to be classified as restructuring.  Nonrecurring costs associated with these activities not qualifying as restructuring are referred to as "productivity investments" and have been charged to "Cost of sales" and "Selling and administrative expenses."  Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements.  Charges for productivity investments are expensed as incurred.  Additionally in 2001, $9.5 million was included in selling and administrative expenses for costs associated with the Company's reincorporation in Bermuda.

Revenues
2002 vs. 2001:  Revenues for 2002 increased by approximately 4%, compared to 2001. Excluding acquisitions, revenues increased by approximately 2%.   Sales across all business segments were higher.

2001 vs. 2000:  Revenues for 2001 increased by approximately 2% when compared with 2000, mainly due to acquisitions and higher Dresser-Rand revenues.

Cost of Goods Sold
2002 vs. 2001:  Cost of goods sold in 2002 was 76.3% of sales as compared to 78.3% in 2001.  The decrease in the ratio of cost of goods sold to sales was mainly attributable to the effects of adopting Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," which ceased goodwill amortization beginning January 1, 2002.  Goodwill amortization of approximately $122 million was included in cost of goods sold in 2001.  Additionally, charges for productivity investments included in cost of goods sold in 2002 were $25.2 million, compared with $74.3 million in 2001.  The benefits associated with the restructuring programs and improved productivity also had a positive impact on the ratio.

2001 vs. 2000:  Cost of goods sold in 2001 was 78.3% of sales as compared to 74.1% in 2000.  The increase in the ratio of cost of goods sold to sales was due to higher charges for productivity investments of $49.4 million over 2000, reduced volumes, unfavorable product mix, plant inefficiencies related to restructuring, and the full year inclusion of Hussmann International, Inc. (Hussmann), which historically has had a higher ratio than the other operations of the Company.

Selling and Administrative Expenses
2002 vs. 2001:  Selling and administrative expenses were 16.1% of sales in 2002 as compared to 15.9% for 2001.  Higher charges in 2001 for productivity investments, direct costs of the reincorporation in Bermuda, and goodwill amortization included in selling and administrative expenses were offset by acquisitions of service businesses that historically maintain higher ratios than the Company's and higher employee benefit and insurance costs in 2002.  Productivity investments amounted to $8.2 million in 2002, as compared with $34.3 million in 2001.  The effects of adopting SFAS No. 142, which ceased goodwill amortization beginning January 1, 2002, also had a positive impact on the ratio in 2002. Goodwill amortization of approximately $8 million was included in selling and administrative expenses in 2001.  Additionally in 2001, $9.5 million was included in selling and administrative expenses for costs associated with the reincorporation in Bermuda.

2001 vs. 2000:  Selling and administrative expenses were 15.9% of sales in 2001 as compared to 14.1% for 2000.  The increase in the ratio reflects acquisitions of service businesses that historically maintain higher ratios than the Company's, lower sales volumes, and the $9.5 million charge which was included in selling and administrative expenses in 2001 for costs associated with the reincorporation in Bermuda.

Operating Income
2002 vs. 2001:  Operating income for 2002 increased by approximately 52% compared to 2001, while operating income margins also increased significantly.  The increases were mainly attributable to the effects of adopting SFAS No. 142, lower year-over-year charges for restructure and productivity investments, and the benefits associated with the restructuring programs and improved productivity.

2001 vs. 2000:  Operating income for 2001 decreased by approximately 54% compared to 2000, while operating income margins also declined significantly.  The poor economic conditions of 2001 had a significant impact on several of the Company's end markets, which caused reduced results compared with 2000.

Interest Expense
2002 vs. 2001:  Interest expense for 2002 totaled $230.3 million, a decrease from 2001's total of $249.3 million.  The decrease was due to lower year-over-year debt levels and a decline in interest rates.

2001 vs. 2000:  Interest expense for 2001 totaled $249.3 million, a decrease from 2000's total of $251.4 million.  Lower average interest rates, combined with a reduction in outstanding debt were partially offset by a full year of interest associated with the debt incurred to purchase Hussmann.

Other Income (Expense)
Other income (expense), net, includes foreign exchange activities, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items.

2002 vs. 2001:  In 2002, other income (expense), net, aggregated $10.7 million of net expense, as compared with $19.5 million of net expense in 2001.  Included in 2002 are proceeds from an insurance settlement of approximately $10 million.  Included in 2001 was the $8.8 million gain on the sale of stock received in connection with the sale of Dresser-Rand's compression services business.  Additionally, in 2002, lower miscellaneous expense items were partially offset by higher foreign exchange losses.

2001 vs. 2000:  In 2001, other income (expense), net, aggregated $19.5 million of net expense, as compared with $37.3 million of net income in 2000.   Included in 2001 was the $8.8 million gain on the sale of stock received in connection with the sale of Dresser-Rand's compression services business.  Included in 2000 is a $50.4 million gain on the sale of Dresser-Rand's compression services business, which was partially offset by higher foreign exchange losses.  Additionally, in 2001, the Company incurred increased miscellaneous expenses compared with 2000.

Minority Interests
The Company's charges for minority interests are composed of two items: (1) charges associated with the Company's equity-linked securities, and (2) interests of minority owners (less than 50%) in consolidated subsidiaries of the Company.

2002 vs. 2001:  Minority interests decreased from $20.7 million in 2001, to $14.4 million in 2002. Included in 2001 were $8.3 million in charges associated with the Company's equity-linked securities, which were converted into 8.3 million common shares in May 2001.  Excluding these charges, minority interests in 2002 increased by $2.0 million as a result of higher earnings from consolidated subsidiaries in which the Company has a majority ownership.

2001 vs. 2000:  Minority interests decreased from $39.8 million in 2000, to $20.7 million in 2001, mainly as a result of the conversion of equity-linked securities in May 2001.  This eliminated the charges associated with the securities.  Additionally, earnings from consolidated entities in which the Company has a majority ownership declined.

Provision for Income Taxes
The tax provision for the year ended December 31, 2002 was $20.3 million, resulting in an effective rate of 5.2%.  This compares to a benefit of $48.1 million, resulting in an effective rate of negative 36.0% for the year ended December 31, 2001, and a provision of $226.5 million, resulting in an effective tax rate of 34.1% for the year ended December 31, 2000.

In 2002, the reincorporation provided certain tax savings which are expected to continue.  In 2001, the year of the reincorporation to Bermuda, the Company recorded a one-time tax benefit of $59.8 million related to the utilization of previously limited foreign tax credits and net operating loss carryforwards in certain non-U.S. jurisdictions.  Also in 2001, the Company realized a benefit of approximately $18.5 million related to prior year foreign sales corporation benefits.

Outlook
Activity in most of the Company's major industrial and construction end markets continued to be sluggish in 2002.  Fourth quarter orders for the total Company increased by approximately 4% compared to last year's depressed fourth-quarter activity.  From recent order patterns the Company does not see any rapid near-term improvement in most of its major North American markets and it sees growing weakness in Europe.

In this uncertain market, the Company is continuing to focus on permanent reductions in its operating cost structure, while continuing to make strategic business investments to generate future growth.  Operating margins should improve from operating cost reductions resulting from the recently completed restructuring and productivity improvement programs.  Full-year 2003 expectations include a tax rate of approximately 14%.  Higher medical and pension expense will negatively impact earnings by about $0.35 per share.  The Company expects to offset medical and pension cost increases with improved productivity from restructuring.  The Company expects to use the cash from the sale of the Engineered Solutions Business to further reduce its debt and to pursue bolt-on acquisitions and stock buybacks with the cash flow generated from operations in 2003.

Restructuring Charges
During the third quarter of 2000, the Company commenced a $325 million restructuring program, which included such actions as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes.  During the fourth quarter of 2001, the Company commenced a second restructuring program for an additional $150 million to further reduce the general and administrative expenses across the Company.  These programs include certain costs that are identified in SAB 100 and EITF 94-3 as restructuring, as well as other related costs that do not meet the criteria to be classified as restructuring.  Nonrecurring costs associated with these activities not qualifying as restructuring are referred to as "productivity investments" and have been charged to "Cost of sales" and "Selling and administrative expenses."   Productivity investments for 2002 include costs for facility redesign ($12.6 million), employee relocation and retraining ($11.8 million), systems enhancements and other ($8.5 million), and equipment moving ($0.5 million).  All income statement activity under both programs has been completed as of December 31, 2002.  Substantially all cash payments are expected to be paid by the end of the third quarter of 2003.  Remaining amounts relate primarily to ongoing lease commitments and pension liabilities.  The Company expects lower costs and improved customer service in all segments as a result of these actions. The Company manages the 2000 and 2001 programs as a single restructuring program totaling $475 million.  Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program is expected to be approximately 5,000 (excluding the discontinued operations of the Engineered Solutions Segment and Hussmann, which was included as part of purchase accounting at acquisition; See Note 3 and Note 4 to the Consolidated Financial Statements) as of December 31, 2002.  These terminations impacted both the salaried and hourly employee groups.  The total number of manufacturing facilities closed at December 31, 2002 is 21 (excluding the Engineered Solutions Segment and Hussmann).

The planned benefit of the program is estimated to be approximately $200 million on an annual basis once fully implemented.  Due to the timing of completion of facility-related projects, the first year of full realization of the benefits is expected to be 2003.

Management teams that were directly involved with the required actions developed the projected costs for each project within each segment and the Corporate Center.  The costs incurred relating to restructure charges include employee termination costs such as severance, extended medical costs, pension liabilities, and outplacement costs; and facility exit costs such as lease exit costs and equipment write-offs.  Severance costs are generally paid on a monthly basis over the severance period granted to each employee or in a lump sum.  Severance costs are based mainly on years of service and current salary.  Employee termination costs also include outplacement costs, which are paid in accordance with normal payment terms.  Facility exit costs consist primarily of lease termination costs and are generally recorded upon exiting the facility.

The projected savings identified at the project level were developed by the management teams at the various locations and were based on the historical data that pertained to the specific actions (payroll, benefits and variable overhead).

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee
	termination	Facility
In millions	costs	exit costs	Total

Balance at December 31, 2001	$ 30.7	$ 7.1	$ 37.8
Provision	31.5	11.0	42.5
Cash payments, net	(40.5)	(5.9)	(46.4)
Change in estimate	(0.6)	-	(0.6)
Non-cash write-offs and reclassifications*	(1.0)	(6.0)	(7.0)

Balance at December 31, 2002	$ 20.1	$ 6.2	$ 26.3

*Non-cash charges for facility exit costs consist primarily of equipment write-offs.  Non-cash charges for employee termination costs relate to the reclassification of pension benefits associated with the restructure.

Climate Control
This Segment has undergone significant restructuring due to the acquisition of Hussmann in 2000.  See Note 4 to the Consolidated Financial Statements.  During 2000, Thermo King experienced a reduction in volume due to a severe recession in the North America truck and trailer markets.  In order to improve production efficiencies and decrease manufacturing operating costs, certain manufacturing facilities were closed.  In conjunction with the Hussmann acquisition, it was necessary to address these issues to achieve the synergies identified.  The identified actions were as follows:

-    Close five manufacturing locations: U.S. (2), Europe (2) and Latin America (1).
-    Outsource the manufacturing of certain components used in products.
-    Terminate 1,419 employees.

As of December 31, 2002, all five specified manufacturing locations have been closed, the outsourcing of certain product manufacturing was completed and all 1,419 employees were terminated.  As of December 31, 2002, it is estimated that this Segment has realized its expected annual savings of approximately $35 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 1.6	$ 6.9	$ -	$ -	$ 1.6	$ 6.9
Provision	1.1	4.1	(3.7)	3.7	(2.6)	7.8
Cash (payments) receipts	(2.7)	(8.8)	3.7	-	1.0	(8.8)
Non-cash write-offs	-	-	-	(1.0)	-	(1.0)

Balance at December 31, 2002	$ -	$ 2.2	$ -	$ 2.7	$ -	$ 4.9

During 2002, restructure costs were recorded for projects related to outsourcing current manufacturing processes and segment-wide salaried employee headcount reductions.  Manufacturing outsourcing resulted in equipment write-offs and lease terminations of $2.4 million, and severance costs of $1.7 million for approximately 105 employees.  A segment-wide salaried employee reduction for 45 employees amounted to $1.2 million.  Pension costs of $2.3 million and equipment write-offs of $1.3 million were incurred at a closed facility.  In addition, a facility closed in the prior year was sold at a net gain and restructuring expense was reduced for $3.7 million.  Remaining reserves will be substantially paid in the first quarter of 2003.

Air & Productivity Solutions
The Segment's operations were examined and it was determined that the consolidation of manufacturing locations and the reduction of selling and administrative (S&A) expenses were essential to meet strategic objectives.  To achieve a lower cost structure, an Eastern European manufacturing plant was opened enabling the Business to compete on a global scale.  The severe recession in the worldwide industrial markets necessitated employee terminations to align the cost structure with the volume levels. The identified actions were as follows:

-    Close eight manufacturing locations: U.S. (4), Asia Pacific (3) and Europe (1).
-    Terminate 1,408 employees.

As of December 31, 2002, all the specified manufacturing locations have been closed.  Employees terminated as of December 31, 2002 were 1,376 with an additional 32 employees to be terminated by the end of the second quarter of 2003.  As of December 31, 2002, it is estimated that this Segment has realized its expected annual savings of approximately $60 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 3.1	$ 3.7	$ 2.7	$ -	$ 5.8	$ 3.7
Provision	(2.2)	6.8	6.7	-	4.5	6.8
Cash payments	(0.3)	(7.9)	(4.9)	-	(5.2)	(7.9)
Non-cash write-offs	-	-	(4.5)		(4.5)	-

Balance at December 31, 2002	$ 0.6	$ 2.6	$ -	$ -	$ 0.6	$ 2.6

During the current year, the Segment recorded restructure expense of $11.3 million for severance and equipment write-offs from closed factories.  Net severance benefits accrued were $4.6 million, including $6.5 million for 105 salaried employees for a segment-wide reduction, and $1.2 million for 42 employees from plant consolidation.  This amount was reduced by the transfer of  $3.1 million to the Infrastructure Segment for a shared facility.  Equipment write-offs at two factories were $6.7 million.  The year-end reserves will be substantially paid by the second quarter of 2003.

Dresser-Rand
The Segment's operations and S&A expense structure were examined, and it was determined that the reduction of S&A expenses, as well as the consolidation of its sales regions was essential to meet strategic objectives.  The identified actions were as follows:

-    Organizational realignment - five regions reduced to three.
-    Terminate 388 employees.
-    Close or consolidate several non-manufacturing locations.

As of December 31, 2002, the organizational realignment was complete, 324 employees were terminated, with an additional 64 employees to be terminated by the end of the second quarter of 2003, and the closure of the non-manufacturing locations was complete.  The expected annual savings is approximately $48 million.  As of December 31, 2002, it is estimated that this Segment has realized approximately $30 million of savings.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ -	$ -	$ -	$ -	$ -	$ -
Provision	1.5	3.2	-	0.5	1.5	3.7
Cash payments	(1.5)	-	-	-	(1.5)	-

Balance at December 31, 2002	$ -	$ 3.2	$ -	$ 0.5	$ -	$ 3.7

During 2002, severance and other termination costs were incurred for reductions of 82 hourly and 262 salaried employees related to reductions in administrative staff and consolidation of functions.  Exit costs for equipment write-offs were $0.2 million and lease obligations were $0.3 million.  The termination and exit costs will be substantially paid by September 30, 2003.

Infrastructure
Manufacturing facilities were examined to identify opportunities to improve production efficiencies and decrease manufacturing operating costs. The consolidation of the manufacturing locations will enable the Business to leverage its capacity when the volumes return.  Additionally, significant management realignments were essential to the success of the market strategy and to leverage the distribution channels.  The identified actions were as follows:

-    Close two manufacturing locations in the U.S.
-    Terminate 781 employees.

As of December 31, 2002, the two specified manufacturing location were closed, and 755 employees were terminated. An additional 26 employee terminations are expected by the end of the second quarter of 2003.  As of December 31, 2002, it is estimated that this Segment has realized its expected annual savings of approximately $29 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 1.6	$ 0.5	$ 0.3	$ -	$ 1.9	$ 0.5
Provision	3.1	3.1	-	0.6	3.1	3.7
Cash payments	(2.6)	(3.5)	-	-	(2.6)	(3.5)
Change in estimate	(0.6)	-	-	-	(0.6)	-
Non-cash write-offs	-	-	(0.3)	-	(0.3)	-

Balance at December 31, 2002	$ 1.5	$ 0.1	$ -	$ 0.6	$ 1.5	$ 0.7

During 2002, projects related to the consolidation of functions throughout the Infrastructure Segment resulted in severance and outplacement costs of $3.8 million for 82 salaried employees.  Other termination expenses totaled $2.2 million.  Included in that amount was $2.8 million for a factory shutdown and a reduction of $0.6 million for changes in estimates.  A plant was closed and the operations were integrated into an existing facility.  This project incurred $0.2 million in severance costs for 45 hourly employees and $0.6 million for equipment write-offs and lease termination.  The year end reserves will be substantially paid in the second quarter of 2003.

Security & Safety
The Segment's manufacturing facilities were examined to find opportunities to improve production efficiencies and decrease manufacturing operating costs. The Segment's current S&A expense structure was also examined and it was determined that significant actions were required to align the cost structure with the current volume levels.  The identified actions were as follows:

-    Close five manufacturing locations: U.S. (3) and Europe (2).
-    Terminate 540 employees.

As of December 31, 2002, all of the specified manufacturing locations were closed and 495 employees were terminated. An additional 45 employee terminations are expected by the end of the second quarter of 2003.  The expected annual savings is approximately $39 million.  As of December 31, 2002, it is estimated that this Segment has realized approximately $25 million of savings.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 2.4	$ -	$ 4.1	$ -	$ 6.5	$ -
Provision	2.4	1.7	2.6	0.6	5.0	2.3
Cash payments	(4.1)	(1.7)	(4.1)	(0.6)	(8.2)	(2.3)
Non-cash write-offs			(0.2)	-	(0.2)	-

Balance at December 31, 2002	$ 0.7	$ -	$ 2.4	$ -	$ 3.1	$ -

During 2002, severance costs were incurred for $4.1 million; $1.2 million for a reduction of 22 salaried employees, $1.1 million for 7 employees' severance due to the consolidation of IT facilities, and the remaining balance $1.8 million due to two factory shutdowns.  Lease payments of $1.7 million were incurred at the closed office facility and equipment write-offs at closed manufacturing facilities totaled $1.5 million.  The lease obligation continues for 3 years and final severance payments are scheduled for the first quarter of 2003.

Corporate Center
An examination of previously decentralized back office functions, such as accounts payable, accounts receivable, benefits administration and payroll, at Corporate Center and across all business segments identified opportunities to improve the costs of high volume transactions.  The creation of Global Business Services (a shared service center) enabled the Company to consolidate high volume transactions resulting in lower cost. These actions resulted in employee terminations of 214 as of December 31, 2002, and an additional 182 reduction in staff, related to outsourcing of back-office functions, is expected in 2003.  The savings associated with the corporate restructuring activities are realized in the Segments due to the reduction of employees in business units' back office operations.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs		Total

In millions	Phase I	Phase II	Phase I	Phase II	Phase I	Phase II

Balance at December 31, 2001	$ 8.6	$ 2.3	$ -	$ -	$ 8.6	$ 2.3
Provision	-	6.7	-	-	-	6.7
Cash payments	(4.8)	(2.6)	-	-	(4.8)	(2.6)
Non-cash write-offs	(1.0)	-	-	-	(1.0)	-

Balance at December 31, 2002	$ 2.8	$ 6.4	$ -	$ -	$ 2.8	$ 6.4

During 2002, a provision for $2.9 million was accrued covering termination benefits for 182 salaried employees.  The project was initiated to outsource certain back office functions.  The complete transition is planned for 2003.  In addition, a provision of $3.8 million was recorded for segment and executive terminations.  The remaining reserves at December 31, 2002 cover severance and will be disbursed throughout 2003.

Review of Business Segments
Results for 2001 and 2000 include amortization of goodwill and indefinite lived intangible assets.  As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer subject to amortization.  Also included in operating income are charges for restructure and productivity investments. Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements.  Charges for productivity investments are expensed as incurred.

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.  It includes the market leading brands of Thermo King and Hussmann.

Dollar amounts in millions	2002	2001	2000

Net sales	$ 2,466.4	$ 2,438.2	$ 2,002.4
Operating income	137.0	21.7	206.3
Operating margin	5.6%	0.9%	10.3%

2002 vs. 2001: Climate Control revenues for 2002 increased by approximately 1% compared to 2001.  The increase in revenues resulting from acquisitions of approximately 4% was offset by lower volumes of approximately 3%.  Operating income and margins increased significantly in 2002.  The increase was mainly attributable to the effects of adopting SFAS No. 142, which ceased goodwill amortization beginning January 1, 2002.  Goodwill amortization of $85.8 million was recorded in 2001.  In addition, charges for restructuring and productivity investments decreased by $26.5 million and $21.0 million, respectively, from 2001.  The estimated benefits associated with the restructuring programs and improved productivity also increased operating income by approximately $52 million.  Lower volumes and product mix of $40.8 million as well as increased warranty expenses and higher employee benefit and insurance costs had an unfavorable impact over 2001.

2001 vs. 2000:  Climate Control revenues increased approximately 22% due to the full year inclusion of Hussmann as well as the 2001 acquisitions of NRS and Taylor.  The increase due to acquisitions was substantially offset by lower Thermo King revenues, which resulted from deterioration of worldwide markets, especially the U.S. truck and trailer market.  Operating income and margins decreased primarily due to declining revenues in higher margin product lines, pricing pressure in the container business, lower margins on acquired businesses and reduced spending by major U.S. supermarket chains.  Additionally, increases in charges for restructuring and productivity investments of $28.1 million and $25.2 million, respectively, had a negative impact.

Industrial Solutions
Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency.  Industrial Solutions consists of the Air & Productivity Solutions Segment and the Dresser-Rand Segment.  This group previously included the Engineered Solutions Segment, which is now reported within "Discontinued Operations."

Air & Productivity Solutions
Air & Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, fluid products, microturbines and industrial tools.

Dollar amounts in millions	2002	2001	2000

Net sales	$ 1,311.0	$ 1,308.0	$ 1,412.9
Operating income	74.9	52.7	162.5
Operating margin	5.7%	4.0%	11.5%

2002 vs. 2001:  Air & Productivity Solutions' revenues for 2002 remained constant compared to 2001.  Operating income and margins both increased in 2002.  The increase was mainly attributable to the estimated benefits associated with the restructuring programs and improved productivity, which amounted to approximately $34 million and decreases in charges for restructuring and productivity investments of $4.9 million and $13.8 million, respectively, over 2001.  Additionally, the effects of adopting SFAS No. 142, which ceased goodwill amortization beginning January 1, 2002, had a positive impact. Goodwill amortization of $3.6 million was recorded in 2001.  Lower volume and product mix of $13.9 million, as well as higher employee benefit and insurance costs and continued investment in developing the PowerWorks microturbine business had an unfavorable impact over 2001.

2001 vs. 2000:  Air & Productivity Solutions' revenues decreased by approximately 7% primarily due to declining U.S. industrial activity, which was partially offset by continued strong growth in aftermarket service revenues.  Operating income and margins also decreased due to lower demand for medium and large compressors used in industrial applications, as well as increased spending on development of the PowerWorks microturbine.  Additionally, increases in charges for productivity investments of $15.6 million had a negative impact.

Dresser-Rand
Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators.

Dollar amounts in millions	2002	2001	2000

Net sales	$ 1,024.4	$ 881.3	$ 834.0
Operating income	33.2	21.4	4.6
Operating margin	3.2%	2.4%	0.6%

2002 vs. 2001:  Dresser-Rand revenues for 2002, increased by approximately 16% compared to 2001, while operating income and margins also increased.  The improved results are mainly attributable to volume increases.  In addition, both revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at low margins.  Excluding these certain large components, reported margins in 2002 and 2001 improve to 3.8% and 2.8%, respectively, on revenues of $872.8 million and $775.3 million, respectively.

2001 vs. 2000:  Dresser-Rand revenues increased by approximately 6% due to increased volume.  Operating income and margins were also up, reflecting the increased volume and cost reductions from restructuring actions.  Additionally, decreased charges for restructuring of $8.9 million had a positive impact.  Prior to February 2000, the Company only owned 49% of Dresser-Rand and carried its investment on an equity basis.

Infrastructure
Infrastructure is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, electric and gasoline powered golf and utility vehicles, portable compressors and light towers, road construction and repair equipment, and a broad line of drills and drill accessories.  It includes products such as Bobcat, Club Car, Portable Power, Road Development and Specialty Equipment.

Dollar amounts in millions	2002	2001	2000

Net sales	$ 2,651.1	$ 2,570.3	$ 2,752.5
Operating income	238.7	219.7	389.7
Operating margin	9.0%	8.5%	14.2%

2002 vs. 2001:  Infrastructure revenues for 2002 increased by approximately 3% compared to 2001.  The increase was mainly attributable to higher volumes.  Operating income and margins also increased in 2002.  The increase was mainly attributable to the effects of adopting SFAS No. 142, which ceased amortization of goodwill beginning January 1, 2002.  Goodwill amortization of $26.1 million was recorded in 2001. The estimated benefits associated with the restructuring programs and improved productivity increased operating income by approximately $21 million.  In addition, higher volumes and favorable product mix at Club Car and Bobcat increased operating income by $14.0 million over 2001.   Higher employee benefit and warranty costs, as well as increased bad debt write-offs, general insurance and factory investments had an unfavorable impact over 2001.

2001 vs. 2000:  Infrastructure revenues decreased by approximately 7% along with significant declines in operating income and margins, as a result of significantly reduced demand from large U.S. rental companies and new equipment dealers who aggressively managed inventory, as well as weaker North American road development.  Operating margins also declined due to aggressive pricing and terms offered by competitors.

Security & Safety
Security & Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, and electronic and biometric access control systems.

Dollar amounts in millions	2002	2001	2000

Net sales	$ 1,498.4	$ 1,406.4	$ 1,410.4
Operating income	273.3	230.8	271.6
Operating margin	18.2%	16.4%	19.3%

2002 vs. 2001:  Security & Safety revenues for 2002, increased by approximately 7% compared to 2001. The results of acquisitions accounted for a 4% increase in revenues, with the remaining increase mainly attributable to higher volumes.  Operating income and margins both increased in 2002.  The increase was mainly attributable to the estimated benefits associated with the restructuring programs and improved productivity, which amounted to approximately $24 million and decreases in charges for productivity investments of $18.2 million over 2001.  The effects of adopting SFAS No. 142, which ceased amortization of goodwill beginning January 1, 2002, also had a positive impact.  Goodwill amortization of $14.3 million was recorded in 2001.  Favorable product mix increased operating income in 2002 by $10.6 million.  These benefits were partially offset by the continued investment in security and safety growth initiatives of $10.6 million and higher employee benefit and insurance costs.

2001 vs. 2000:  Security & Safety revenues remained constant, reflecting lower commercial and residential demand, offset by higher electronic solutions' revenues.  Operating income was lower, however margins remained strong.  Lower operating margins were affected by increased development spending in the electronic security solutions business.  Additionally, increased charges for productivity investments of $16.3 million were partially offset by decreased charges for restructuring of $12.1 million.

Employee Benefit Plans
In the fourth quarter of 2002, the Company approved certain amendments to its U.S. pension plans and its post-retirement benefit plans for non-bargaining employees and retirees, effective January 1, 2003.  The plan amendments are significant events with regard to the plans and therefore required remeasurement of the plan assets and obligations as of the date the plan amendment was approved.

Net periodic pension cost for the first three quarters of 2002 was based on the weighted average assumptions disclosed at December 31, 2001.  Those assumptions are a discount rate of 7.25%, a 5.00% rate of compensation increase and an expected return on plan assets of 9.00%.  In the fourth quarter of 2002 certain plan amendments were approved and were effective January 1, 2003.  Prior to the plan amendments, the Company's U.S. salaried plans principally provided benefits based on a career-average earnings formula.  Effective January 1, 2003, the Company's pension plans for U.S. non-collectively bargained employees will provide benefits on a more modest final average pay formula.  The amendments were remeasured in the fourth quarter using updated assumptions as follows:  6.75% discount rate; 4.00% rate of compensation increase and a 9.00% expected return on plan assets.  The remeasurement had the result of increasing net periodic pension cost by approximately $9.0 million in the fourth quarter of 2002.  Net periodic pension cost for 2003 will be calculated using the assumptions in effect at the remeasurement date with the exception of the expected return on plan assets which has been reduced to 8.75% at December 31, 2002.

Net periodic postretirement benefit cost for the first three quarters of 2002 was based on the weighted average assumptions disclosed at December 31, 2001.  Those assumptions are a discount rate of 7.25% and increases in per capita cost of covered health care benefits of 11.00% for 2002, gradually reducing to 5.25% by 2008.  In the fourth quarter of 2002, certain plan amendments were approved and were effective January 1, 2003. The amendments include the elimination of subsidized life insurance for all future retirees and  the elimination of subsidized postretirement health care benefits for all new hires, as well as all active employees who do not meet certain eligibility requirements as of January 1, 2003.  In addition, the amendments limit the amount the Company will subsidize for postretirement health care benefits to a flat dollar cap with cost escalation equally shared between the Company and the retiree.  When the cap is reached, the retiree becomes responsible for all additional cost escalation.  These amendments were considered significant events with respect to the plan and therefore remeasurement of the plan obligation was required as of the approval date.   The weighted average assumptions used in the fourth quarter remeasurement were a discount rate of 6.75% and increases in per capita cost of covered health care benefits of 11.00% for the next year gradually reducing to 5.25% by 2009.  The fourth quarter 2002 postretirement benefit cost was reduced by approximately $4.0 million as a result of the plan remeasurement.  The assumptions expected to be used in the 2003 net periodic postretirement benefit cost are the same as were used at the fourth quarter 2002 remeasurement.

Liquidity and Capital Resources
The following table contains several key measures used by management to gauge the Company's financial performance.

Dollar amounts in millions	2002	2001	2000

Operating cash flow	$ 599.4	$ 539.3	$ 549.5
Working capital	314.3	715.6	(598.2)
Current ratio	1.1	1.2	0.9
Debt-to-total capital ratio	48%	46%	48%
Average working capital to net sales	2.1%	4.8%	2.0%
Average days outstanding in receivables	60.2	58.7	69.1
Inventory turnover	5.3	5.1	4.7

The Company's primary source for liquidity has been operating cash flow, supplemented by commercial paper.  The Company's ability to borrow at a cost effective rate under the commercial paper program is contingent upon maintaining an investment grade credit rating. Additionally, the Company has other short-term borrowing alternatives should the need arise.  At December 31, 2002, the Company had $2.5 billion in U.S. credit lines available.  The Company continues to utilize a program to securitize accounts receivable to increase liquidity. During 2002, the Company had sold approximately $1,975.5 million under this program, with $300 million outstanding at December 31, 2002.

In 2003, the Company has scheduled debt retirements of approximately $940 million.  The Company plans to use the proceeds from the sale of its Engineered Solutions Business, as well as operating cash flow, to meet these obligations. The Company may also use a portion of the proceeds from the transaction to acquire bolt-on businesses in its key growth markets or to repurchase Company shares.

The funded status of the Company's pension plans is dependent on many factors, including returns on invested assets, interest rates, and compensation increases.  The asset values of the Company-sponsored funded pension plans have declined since December 31, 2001, due to continued poor performance of the equity markets.  In addition, long-term interest rates have declined since year end.  The recent declines in asset values and interest rates have been slightly offset by lower expected compensation increases.  The Company anticipates these changes could negatively impact earnings by about $0.35 per share in 2003.  Pension accounting requires recognition of an additional minimum liability if the market value of the plan assets is less than the accumulated benefit obligation at the plans' measurement date.  Upon final measurement in the fourth quarter of 2002, the Company recognized an additional minimum pension liability, with an after-tax charge to equity of $317.2 million.  At December 31, 2001, no additional minimum pension liability was required.   Cash contributions to domestic and foreign pension plans in 2002 were $28.1 million and $23.6 million, respectively.  Required contributions for domestic funded plans in 2003 are less than $1 million. Foreign plans will continue to be funded as required by local statutes.

In 2002, foreign currency translation adjustments increased shareholders' equity by $124.3 million.  This was due to the weakening of the U.S. dollar against other currencies in countries where the Company has significant operations.  In 2001, foreign currency translation adjustments decreased shareholders' equity by $45.9 million.

The following table summarizes the Company's contractual cash obligations by required payment periods, in millions:

Payments			Total contractual
due by period	Long-term debt	Operating leases	cash obligations

2003	$ 939.9	$ 77.8	$ 1,017.7
2004	574.8	60.2	635.0
2005	208.6	44.8	253.4
2006	587.8	26.6	614.4
2007	275.3	20.2	295.5
Thereafter	445.6	29.7	475.3

Total	$ 3,032.0	$ 259.3	$ 3,291.3

The average short‑term borrowings outstanding, excluding current maturities of long-term debt, were $464.8 million in 2002, compared to $997.9 million in 2001.  The weighted average interest rate during 2002 and 2001 was 3.2% and 5.5%, respectively.  The maximum amounts outstanding during 2002 and 2001 were $652.3 million and $1,505.8 million, respectively.

The Company had $1.25 billion in U.S. short‑term credit lines and $1.25 billion in long-term credit lines at December 31, 2002, all of which were unused.  Additionally, $956.4 million of non-U.S. credit lines were available for working capital purposes, $703.7 million of which was unused at the end of the year.  These facilities exceed projected requirements for 2003 and provide support for commercial paper and other financial instruments, such as letters of credit and comfort letters.  The Company's public debt has no financial covenants and its $2.5 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items.

The Company utilizes two wholly owned, special purpose subsidiaries to purchase accounts and notes receivable at a discount from the Company on a continuous basis. These special purpose subsidiaries simultaneously sell an undivided interest in these accounts and notes receivable to a financial institution up to a maximum of $300 million in 2002 and 2001. The agreements between the special purpose corporations and the financial institution do not have predefined expiration dates.  The Company is retained as the servicer of the pooled receivables. At December 31, 2002 and 2001, $300 million and $275 million of such receivables, respectively, remained uncollected.

Capital expenditures were $122.9 million and $157.4 million in 2002 and 2001, respectively.  The Company continues investing to improve manufacturing productivity, reduce costs, and provide environmental enhancements and advanced technologies for existing facilities.  The capital expenditure program for 2003 is estimated at approximately $160 million, including amounts approved in prior periods.  Many of these projects are subject to review and cancellation at the option of the Company without incurring substantial charges.  There are no planned projects, either individually or in the aggregate, that represent a material commitment for the Company.

At December 31, 2002, 2001 and 2000, employment totaled 44,571, 45,351 and 45,845, respectively.  The decrease from 2001 to 2002 was due to terminations from the Company's restructuring program, which were partially offset by acquisitions.  The decrease from 2000 to 2001 was also due to terminations from the Company's restructuring program, which were partially offset by acquisitions.

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

The Company experiences foreign currency exposures in the normal course of business.  To mitigate the risk from foreign currency exchange rate fluctuations, the Company will generally enter into forward currency exchange contracts or options for the purchase or sale of a currency in accordance with the Company's policies and procedures. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar.  (Note: the Company has changed to the sensitivity analysis to enhance comparability with peer group disclosures.)  Based on the firmly committed foreign currency derivative instruments in place at year end, a hypothetical change in fair value of those financial instruments assuming a 10 percent decrease in exchange rates against the U.S. dollar would result in an unrealized loss of approximately $2.2 million and $15.8 million, as of December 31, 2002 and 2001, respectively.  These amounts would be offset by changes in the fair value of underlying foreign currency transactions.

The Company maintains significant operations in countries other than the U.S.; therefore, the movement of the U.S. dollar against foreign currencies has an impact on the Company's financial position. Generally, the functional currencies of each of the Company's non-U.S. subsidiaries are its local currency.  The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of forward exchange contracts and options.  The Company attempts, through its hedging activities, to mitigate the impact on income of changes in foreign exchange rates.

The Company purchases on a limited basis, commodity derivatives to hedge the variable portion in supplier contracts of the costs of metals used in its products.  Gains and losses on the derivatives are included in cost of sales in the same period as the hedged transaction.

The following table summarizes commodity contracts by maturity, none of which extend beyond 2003:

	Contract	Contract
	amount	quantity
	(in millions)	(in 000 lbs.)

Aluminum	$ 6.6	9.9
Copper	0.5	0.7
Zinc	2.1	5.5

Total	$ 9.2	16.1

The fair value of outstanding commodity contracts at December 31, 2002 was a loss of $0.4 million.

With regard to interest rate risk, the effect of a hypothetical 1% increase in interest rates, across all maturities, would decrease the estimated fair value of the Company's long-term debt at December 31, 2002, from $2,286.1 million to an estimated fair value of $2,194.4 million.

Environmental and Asbestos Matters
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

During 2002, the Company spent approximately $1.1 million on capital projects for pollution abatement and control, and an additional $8.7 million for environmental remediation expenditures at sites presently or formerly owned or leased by the Company. It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant. Therefore, an accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain.  The Company believes that these expenditure levels will continue and may increase over time.  Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Ingersoll-Rand Company (IR-New Jersey), a Company subsidiary, is a defendant in numerous asbestos-related lawsuits in state and federal courts.  In virtually all of the suits a large number of other companies have also been named as defendants.  The claims against IR-New Jersey generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey's products.  Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components such as gaskets purchased from third-party suppliers.

All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity, financial position or cash flows.

See also the discussion under Note 10, Commitments and Contingencies, to the Consolidated Financial Statements.

Critical Accounting Policies
The notes to the financial statements include a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements and the following summarizes what the Company believes are the critical accounting policies and methods used by the Company:

-    Revenue recognition - Revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of an arrangement exists; (b) price is fixed or determinable; and (c) collectiblity is reasonably assured and delivery has occurred or service has been rendered.  Post-shipment deliverables (such as customer acceptance, training or installation) are recognized in revenue only when the buyer becomes obligated to pay.

-    Depreciation and amortization - The Company depreciates property, plant and equipment and amortizes certain other intangible assets using primarily straight-line methods over the estimated remaining useful lives.  Beginning on January 1, 2002, with the adoption of SFAS No. 142, the Company no longer amortizes its goodwill or indefinite lived intangible assets.

-    Hedging instruments - The effective portion of the change in the fair value of cash flow hedges are temporarily recorded in other comprehensive income, then recognized in earnings along with the effects of the hedged item.  The Company does not use derivatives for speculative purposes.  Ending equity includes a $1.2 million unrealized loss related to cash flow hedges.

-    Employee benefit plans - The Company provides a range of benefits to employees and retired employees, including pensions, post-retirement, post-employment and health-care benefits.  The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates and health-care cost trend rates.  The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so.  The effect of the modifications is generally recorded or amortized over future periods.  The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on input from its actuaries and information as to assumptions used by other employers.

-    Commitments and contingencies - The Company is involved in various litigations, claims and administrative proceedings, including environmental and asbestos matters, arising in the normal course of business. The Company has recorded reserves in the financial statements related to these matters which are developed based on consultation with legal counsel and internal and external consultants and engineers, depending on the nature of the reserve.  Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the liability with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.

-    Accrued liabilities - The Company has accrued liabilities for product liability claims, including asbestos claims, workers compensation matters and product warranty issues.  The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of reserve.  The Company believes its estimated reserves are reasonable.

-    Allowance for doubtful accounts and inventory reserves - The Company has provided an allowance for doubtful account receivables and inventory reserves based upon its knowledge of its end markets, customer base and products.

-    Goodwill - In assessing the recoverability of the Company's goodwill and other intangible assets, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change the fair value of these assets in the future, the Company may be required to record impairment charges for them.

-    Restructuring - In connection with the Company's restructuring programs, reserves have been established at each of the Company's reportable segments.  These reserves, for both employee termination costs and facility exit costs, required the use of estimates, which the Company believes accurately reflect the costs of these plans.

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

New Accounting Standards
In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued and is effective January 1, 2003 for the Company.  Adoption of SFAS No. 146 will be applied prospectively and is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, which provides guidance on the accounting for the impairment or disposal of long-lived assets and was adopted January 1, 2002, by the Company.  The results of the Company's Engineered Solutions Business have been presented in accordance with the guidance set forth in SFAS No. 144.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and was adopted by the Company on January 1, 2003.  Adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial position or results of operations.

In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued.  The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003.  The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003.  The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.  The Company has reviewed FIN No. 46 to determine its impact, if any, on future periods, and does not anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables."  EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently reviewing the impact of this EITF.

Forward-looking Statements
This annual report contains not only historical information, but also forward-looking statements regarding expectations for future Company performance.  Forward-looking statements involve risk and uncertainty.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company generates foreign currency exposures in the normal course of business.  To mitigate the risk from foreign currency exchange rate fluctuations, the Company will generally enter into forward currency exchange contracts or options for the purchase or sale of a currency in accordance with the Company's policies and procedures.  The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar.  (Note: the Company has changed to the sensitivity analysis to enhance comparability with peer group disclosures.)  Based on the firmly committed foreign currency derivative instruments in place at year end, a hypothetical change in fair value of those financial instruments assuming a 10% decrease in exchange rates against the U.S. dollar would result in an unrealized loss of approximately $2.2 million and $15.8 million, as of December 31, 2002 and 2001, respectively.  These amounts would be offset by changes in the fair value of underlying hedged foreign currency transactions.

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

Reorganization as a Bermuda Company and Related Risk Factors

On December 31, 2001, Ingersoll-Rand Company (IR-New Jersey) was effectively reorganized as Ingersoll-Rand Company Limited, a Bermuda company (the Reorganization).  The Company believes that the Reorganization has enabled it to begin to realize a variety of potential, financial and strategic benefits, including to:

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)    The consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated February 5, 2003, except as to Note 3, which is as of February 18, 2003, are included as Exhibit 13 - Ingersoll-Rand Company Limited Annual Report to Shareholders for 2002.

(b) The unaudited quarterly financial data for the two‑year period ended December 31, is as follows:

In millions except per share amounts

						Basic		Diluted
		Cost of				earnings		earnings
	Net	goods	Operating	Net		per common		per common
2002	sales*	sold*	income*	earnings		share		share

First quarter	$ 2,017.0	$ 1,530.0	$ 150.9	$ (553.6)	**	$ (3.29)	**	$ (3.26)	**
Second quarter	2,266.4	1,730.0	175.5	107.4		0.64		0.63
Third quarter	2,223.3	1,701.7	150.3	89.3		0.53		0.53
Fourth quarter	2,444.6	1,864.8	166.4	183.4		1.08		1.08

Year 2002	$ 8,951.3	$ 6,826.5	$ 643.1	$ (173.5)		$ (1.03)		$ (1.02)

2001

First quarter	$ 2,019.0	$ 1,557.9	$ 123.6	$ 49.3		$ 0.31		$ 0.31
Second quarter	2,189.3	1,710.2	139.0	62.9		0.38		0.38
Third quarter	2,120.5	1,652.1	97.0	33.9		0.20		0.20
Fourth quarter	2,275.4	1,816.3	63.9	100.1		0.60		0.59

Year 2001	$ 8,604.2	$ 6,736.5	$ 423.5	$ 246.2		$ 1.49		$ 1.48

  *Amounts have been restated to reflect discontinued operations.

**Amount has been restated to reflect the cumulative effect of change in accounting principle in the first quarter.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE

      None.

PART III

The information called for by Part III (Items 10, 11, 12, and 13) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2003 Annual General Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2002 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in the Report, incorporated by reference into Items 10 and 12, respectively, of this Report.

Item 14.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, the Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                                                      PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8‑K

(a) 1. and 2.    Financial statements and financial statement schedules
                       The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated February 5, 2003, except as to
                       Note 3, which is as of February 18, 2003, included as Exhibit 13 and the unaudited quarterly financial data included in Part II Item
                       8(b) are incorporated by reference in this Form 10‑K Annual Report.  The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual Report to Shareholders for 2002.

                      Separate financial statements for all 50 percent or less owned companies, accounted for by the equity method have been omitted because no individual entity constitutes a significant subsidiary.

(b)                  Reports on Form 8-K
                      Current Report on Form 8-K (Item 9) dated July 18, 2002, reporting on the Press Release dated July 18, 2002 regarding Second
                      Quarter 2002 Earnings Release and the Chairman's Comments-Second Quarter 2002 Conference Call for Ingersoll-Rand Company
                      Limited.

                      Current Report on Form 8-K (Item 5) dated August 14, 2002 reporting on voluntarily sworn statements, each in the form of Exhibit A to the Securities Exchange Act Commission Order No. 4-460 dated June 27, 2002 for Herbert L. Henkel, the Company's Principal
                      Executive Officer, and Timothy R. McLevish, the Company's Principal Financial Officer dated August 14, 2002.

                      Current Report on Form 8-K (Item 5 and Item 7) dated October 16, 2002 reporting on the Stock and Asset Purchase Agreement between Ingersoll-Rand Company Limited and The Timken Company.

                      Current Report on Form 8-K (Item 9) dated October 17, 2002 reporting on the Press Release dated October 17, 2002 regarding the
                      Third Quarter 2002 Earnings Release for Ingersoll-Rand Company Limited.

                      Current Report on Form 8-K (Item 5) dated December 23, 2002 reporting on the approximate $72.1 million to be received, within 15 days, by The Torrington Company relating to the Continued Dumping and Subsidy Offset Act of 2000.

          3.         Exhibits
                      The exhibits listed on the accompanying index to exhibits are filed as part of this Form 10‑K Annual Report.

INGERSOLL‑RAND COMPANY LIMITED

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(Item 15 (a) 1 and 2)

                                                                                                                                                       Form
                                                                                                                                                       10‑K

Consolidated Financial Statements:
     Report of independent accountants......................................................................................            *
     Consolidated balance sheet at
          December 31, 2002 and 2001........................................................................................           *
     For the years ended December 31, 2002, 2001 and 2000:
          Consolidated statement of income...................................................................................           *
          Consolidated statement of shareholders' equity................................................................           *
          Consolidated statement of cash flows..............................................................................           *
     Notes to consolidated financial statements............................................................................           *
Selected unaudited quarterly financial data.................................................................................           **

Financial Statement Schedule:
     Report of independent accountants on financial statement schedule .........See below
     Consolidated schedule for the years ended December 31, 2002, 2001 and 2000:
          Schedule II ‑‑ Valuation and Qualifying Accounts. ...............See below

*        See Exhibit 13 - Ingersoll-Rand Company Limited Annual Report to Shareholders for 2002.

**      See Item 8 Financial Statements and Supplementary Data.

Financial statement schedules not included in this Form 10‑K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Ingersoll‑Rand Company Limited:

Our audit of the 2002 consolidated financial statements referred to in our report dated February 5, 2003, except as to Note 3, which is as of February 18, 2003, appearing in the 2002 Annual Report to Shareholders of Ingersoll-Rand Company Limited, the successor company to Ingersoll-Rand Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 5, 2003

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-88580) and S-8 (No. 333-67257, No. 333-35229, No. 333-00829, No. 333-19445, and No. 333-42133) of Ingersoll-Rand Company Limited, the successor company to Ingersoll-Rand Company, of our report dated February 5, 2003, except as to Note 3, which is as of February 18, 2003, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report dated February 5, 2003 relating to the financial statement schedule, which appears in this Form 10-K.

/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 5, 2003

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 1999	$ 33.4
(*) Additions charged to costs and expenses	20.3
(**) Deductions	7.2

Balance December 31, 2000	46.5
(*) Additions charged to costs and expenses	16.1
(**) Deductions	10.4

Balance December 31, 2001	52.2
(*) Additions charged to costs and expenses	36.4
(**) Deductions	18.7

Balance December 31, 2002	$ 69.9

(*) "Additions" include foreign currency translation and business acquisitions.
(**) "Deductions" include accounts and advances written off, less recoveries.

All periods have been restated to reflect discontinued operations.

INGERSOLL‑RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))

 Description

2          Agreement and Plan of Merger, dated as of October 31, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and IR Merger Corporation.  Incorporated by reference to Amendment No. 1 to Form S-4.  Registration Statement No, 333-71642, filed October 30, 2001.

2.1       Stock and Asset Purchase Agreement, dated as of October 16, 2002, between Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries and The Timken Company, on behalf of itself and certain of its subsidiaries.  Incorporated by reference to Form 8-K dated October 16, 2002.

2.2       Amendment to the Stock and Asset Purchase Agreement, dated as of February 18, 2003, amending the Stock Purchase Agreement, dated as of October 16, 2002, between Ingersoll-Rand Company Limited, on behalf itself and certain of its subsidiaries and The Timken Company, on behalf of itself and certain of its subsidiaries.  Incorporated by reference to Form Schedule 13D, filed February 28, 2003 by Ingersoll-Rand Company.

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

4.5        Fourth Supplemental Indenture, dated as of December 31, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and The Bank of New York, as trustee.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

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

4.8        Second Supplemental Indenture, dated December 31, 2001, among Ingersoll Rand Company Limited, Ingersoll-Rand Company and The Bank of New York.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

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

4.12       Amendment and Waiver, dated as of November 28, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company, JP Morgan Chase Bank, as Administrative Agent, Citibank N.A. and Deutsche Banc Alex. Brown Inc., as Co-Syndication Agents, and The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company, as Co-Documentation Agents.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

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

4.14        Second Amendment dated as of June 21, 2002, to Credit Agreement, dated as of July 2, 2001.  Filed herewith

4.15       Amendment and Waiver, dated as of November 28, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company, JP Morgan Chase Bank, as Administrative Agent, Citibank N.A. and Deutsche Banc Alex. Brown Inc., as Co-Syndication Agents, and The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust Company, as Co-Documentation Agents.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

4.16       Ingersoll‑Rand Company Limited and its subsidiaries are parties to several long‑term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of Ingersoll‑Rand Company Limited and its subsidiaries on a consolidated basis.  Pursuant to paragraph 4 (iii) of Item 601(b) of Regulation S‑K, Ingersoll‑Rand Company Limited agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

10.1       Management Incentive Unit Plan of Ingersoll‑Rand Company.  Amendment to the Management Incentive Unit Plan, effective January 1, 1982.  Amendment to the Management Incentive Unit Plan, effective January 1, 1987.  Amendment to the Management Incentive Unit Plan, effective June 3, 1987.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10.2       Reorganization Amendment to Management Incentive Unit Plan, dated December 31, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2002, filed March 13, 2002.

10.3       Amended and Restated Director Deferred Compensation and Stock Award Plan.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 2000, filed March 20, 2001.

10.4       First Amendment to Director Deferred Compensation and Stock Award Plan.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.5        Description of Annual Incentive Arrangements for Sector Presidents of Ingersoll-Rand Company Limited. Filed herewith.

10.6       Description of Bonus Arrangement for Chairman, President and Staff Officers of Ingersoll-Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10.7       Amended and Restated Change of Control Agreement with Chairman, dated as of October 31, 2001.   Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.8       Amended and Restated Form of Change of Control Agreement dated as of October 1, 2001, with selected executive officers of Ingersoll-Rand Company other than Chairman.  Incorporated   by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

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

10.12      Restated Supplemental Pension Plan of Ingersoll-Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1995, filed March 29, 1996.

10.13      Reorganization Amendment to Supplemental Pension Plan, dated December 31, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.14      Amended and Restated Supplemental Pension Plan, dated January 1, 2003.  Filed herewith.

10.15      Supplemental Savings and Stock Investment Plan, effective as of January 1, 1989.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10.16      First Amendment to Supplemental Savings and Stock Investment Plan, dated December 31, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.17      Amended and Restated Supplemental Employee Savings Plan, dated January 1, 2003.  Filed herewith.

10.18      Incentive Stock Plan of 1995. Incorporated by reference to the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement dated March 15, 1995. See Appendix A of the Proxy Statement dated March 15, 1995.

10.19      Reorganization Amendment to Incentive Stock Plan of 1995, dated December 21, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.20       Senior Executive Performance Plan. Incorporated by reference to the Notice of 2000 Annual Meeting of Shareholders and Proxy Statement of Ingersoll-Rand Company, dated March 7, 2000.  See Appendix A of the Proxy Statement, dated March 7, 2000.

 10.21       Amended and Restated Elected Officers Supplemental Plan. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

10.22       First Amendment to Elected Officers Supplemental Plan, dated March 22, 1999.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.23       Second Amendment to Elected Officers Supplemental Plan, dated March 22, 1999.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.24       Third Amendment to Elected Officers Supplemental Plan, dated December 31, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.25        Amended and Restated Executive Deferred Compensation Plan.  Incorporated by reference to Form 10-K for the year ended December 31, 2000, filed March 20, 2001.

10.26      First Amendment to Executive Deferred Compensation Plan, dated December 31, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.27      Incentive Stock Plan of 1998.  Incorporated by reference to Appendix A to the Notice of 1998 Annual Meeting of Shareholders and Proxy Statement of Ingersoll-Rand Company, dated March 17, 1998.

10.28      Amendment of Incentive Stock Plan of 1998, dated May 2, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.29      Reorganization Amendment to Incentive Stock Plan of 1998, dated December 31, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.30      Composite Employment Agreement with Chief Executive Officer. Incorporated by reference to Form 10-K for the year ended December 31, 1999, filed March 30, 2000.

10.31      Employment Agreement with Timothy McLevish, Senior Vice President and Chief Financial Officer.  Filed herewith.

10.32     Employment Agreement with Randy Smith, Senior Vice President. Incorporated by reference to Form 10-K of Ingersoll-Rand for the year ended December 31, 2000.  Filed March 20, 2001.

10.33     Employment Agreement with John Turpin, Senior Vice President. Incorporated by reference to Form 10-K of Ingersoll-Rand for the year ended December 31, 2000.  Filed March 20, 2001.

12           Computations of Ratios of Earnings to Fixed Charges. Filed herewith.

13           Ingersoll-Rand Company Limited Annual Report to Shareholders for 2002.  Filed herewith.

21           List of Subsidiaries of Ingersoll‑Rand Company Limited.  Filed herewith.

99.1       Registration Rights Agreement, dated as of February 18, 2003, between Ingersoll-Rand Company and The Timken Company.  Incorporated by reference to Form Schedule 13D, filed February 28, 2003 by Ingersoll-Rand Company.

99.2.       Standstill and Voting Agreement, dated as of February 18, 2003, among The Timken Company, Ingersoll-Rand Company and Ingersoll-Rand Company Limited. Incorporated by reference to Form Schedule 13D, filed February 28, 2003 by Ingersoll-Rand Company.

99.3       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

99.4       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

		By:	/S/ Herbert L. Henkel

(Herbert L. Henkel)
Chief Executive Officer
		Date:	March 5, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

Chairman, President, Chief
/S/ Herbert L. Henkel	Executive Officer and Director
(Herbert L. Henkel)	(Principal Executive Officer)		March 5, 2003

Senior Vice President and
/S/ Timothy R. McLevish	Chief Financial Officer
(Timothy R. McLevish)	(Principal Financial Officer)		March 5, 2003

/S/ Richard W. Randall	Vice President and Controller
(Richard W. Randall)	(Principal Accounting Officer)		March 5, 2003

/S/ Ann C. Berzin
(Ann C. Berzin)	Director		March 5, 2003

/S/ George W. Buckley
(George W. Buckley)	Director		March 5, 2003

/S/ Peter C. Godsoe
(Peter C. Godsoe)	Director		March 5, 2003

/S/ Constance Horner
(Constance Horner)	Director		March 5, 2003

/S/ H. William Lichtenberger
(H. William Lichtenberger)	Director		March 5, 2003

/S/ Theodore E. Martin
(Theodore E. Martin)	Director		March 5, 2003

/S/ Patricia Nachtigal
(Patricia Nachtigal)	Director		March 5, 2003

/S/ Orin R. Smith
(Orin R. Smith)	Director		March 5, 2003

/S/ Richard J. Swift
(Richard J. Swift)	Director		March 5, 2003

/S/ Tony L. White
(Tony L. White)	Director		March 5, 2003

INGERSOLL-RAND COMPANY LIMITED
CERTIFICATIONS

 I, Herbert L. Henkel, certify that:

1.      I have reviewed this annual report on Form 10-K of Ingersoll-Rand Company Limited;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within  those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 5, 2003	/s/ Herbert L. Henkel

Herbert L. Henkel
Chief Executive Officer

INGERSOLL-RAND COMPANY LIMITED
CERTIFICATIONS

I, Timothy R. McLevish, certify that:

1.       I have reviewed this annual report on Form 10-K of Ingersoll-Rand Company Limited;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 5, 2003	/s/ Timothy R. McLevish

Timothy R. McLevish
Chief Financial Officer