Form 10-Q
period 2003-03-31
INGERSOLL RAND CO LTD
filed 2003-05-07
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[	X	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-985

INGERSOLL-RAND COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	75-2993910 (I.R.S. Employer Identification No.)
Clarendon House 2 Church Street Hamilton HM 11, Bermuda (Address of principal executive offices)

(441) 295-2838
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).  Yes   X     No

The number of Class A common shares outstanding as of April 30, 2003 was 169,384,182.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Income Statement for the three months ended
March 31, 2003 and 2002

Condensed Consolidated Balance Sheet at March 31, 2003 and
December 31, 2002

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II	OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                        INGERSOLL-RAND COMPANY LIMITED
                                             CONDENSED CONSOLIDATED INCOME STATEMENT

	Three months ended March 31,

In millions, except per share amounts	2003	2002

Net sales	$2,198.7	$2,017.0
Cost of goods sold	1,689.5	1,530.0
Selling and administrative expenses	343.8	325.9
Restructuring charges	-	10.2

Operating income	165.4	150.9
Interest expense	(50.1)	(59.2)
Other income (expense), net	(6.6)	(9.9)

Earnings before income taxes	108.7	81.8
Provision for income taxes	15.2	11.3

Earnings from continuing operations	93.5	70.5
Discontinued operations, net of tax	59.7	10.4

Earnings before cumulative effect of change
in accounting principle	153.2	80.9
Cumulative effect of change in accounting
principle, net of tax	-	(634.5)

Net earnings (loss)	$ 153.2	$ (553.6)

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.55	$ 0.42
Discontinued operations, net of tax	0.36	0.06

Earnings before cumulative effect
of change in accounting principle	0.91	0.48
Cumulative effect of change in
accounting principle, net of tax	-	(3.77)

Net earnings (loss)	$0.91	$(3.29)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.55	$ 0.42
Discontinued operations, net of tax	0.35	0.06

Earnings before cumulative effect
of change in accounting principle	0.90	0.48
Cumulative effect of change in
accounting principle, net of tax	-	(3.74)

Net earnings (loss)	$0.90	$(3.26)

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET

In millions	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$ 125.2	$ 342.2
Marketable securities	148.4	1.8
Accounts and notes receivable, net	1,348.9	1,405.3
Inventories	1,203.6	1,189.8
Prepaid expenses and deferred income taxes	277.2	379.3
Assets held for sale	-	794.0

Total current assets	3,103.3	4,112.4

Property, plant and equipment, net	1,253.0	1,279.9
Goodwill	4,045.4	4,005.5
Intangible assets, net	885.4	890.9
Other assets	651.0	520.9

Total assets	$9,938.1	$10,809.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 692.1	$ 730.3
Accrued expenses and other current liabilities	1,418.2	1,617.1
Loans payable	529.9	1,155.5
Liabilities held for sale	-	295.2

Total current liabilities	2,640.2	3,798.1

Long-term debt	2,088.6	2,092.1
Postemployment and other benefit liabilities	1,283.1	1,123.5
Other noncurrent liabilities	321.7	317.7

Total liabilities	6,333.6	7,331.4

Shareholders' equity:
Class A common shares	169.3	169.2
Other shareholders' equity	3,948.7	3,822.1
Accumulated other comprehensive income	(513.5)	(513.1)

Total shareholders' equity	3,604.5	3,478.2

Total liabilities and shareholders' equity	$9,938.1	$10,809.6

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,

In millions	2003	2002

Cash flows from operating activities:
Earnings from continuing operations before cumulative effect of
change in accounting principle	$ 93.5	$ 70.5
Adjustments to arrive at net cash used in operating activities:
Restructure of operations	-	10.2
Depreciation and amortization	51.6	49.0
Changes in other asset and liabilities, net	(388.0)	(298.7)
Other, net	(9.8)	(11.3)

Net cash used in operating activities	(252.7)	(180.3)

Cash flows from investing activities:
Capital expenditures	(24.7)	(24.1)
Investments and acquisitions, net of cash	-	(60.4)
Proceeds from business disposition	699.3	-
Proceeds from sale of property, plant and equipment	14.9	9.7
Other, net	(5.4)	0.2

Net cash provided by (used in) investing activities	684.1	(74.6)

Cash flows from financing activities:
Increase in short-term borrowings	74.4	227.3
Payments of long-term debt	(703.8)	(1.1)

Net change in debt	(629.4)	226.2
Dividends paid	(28.8)	(28.6)
Proceeds from exercise of stock options	1.4	28.2

Net cash (used in) provided by financing activities	(656.8)	225.8

Net cash provided by discontinued operations	5.5	10.9

Effect of exchange rate changes on cash and cash equivalents	2.9	(3.2)

Net decrease in cash and cash equivalents	(217.0)	(21.4)
Cash and cash equivalents - beginning of period	342.2	114.0

Cash and cash equivalents - end of period	$ 125.2	$ 92.6

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three months ended March 31, 2003 and 2002.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2002.  The accompanying condensed consolidated financial statements restate the quarter ended March 31, 2002 amounts previously presented to report the Company's Engineered Solutions Segment as discontinued operations.

The Company holds marketable securities, which it classifies as available for sale.  These securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

Note 2 - Under the Company's incentive stock plans, approved in 1990, 1995, and 1998, key employees have been granted options to purchase Class A common shares.  The Company continues to account for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees."  Accordingly, no compensation expense is recognized for employee stock options since options granted are at prices not less than fair market value at the date of grant.  The plans also authorize stock appreciation rights and stock awards, which result in compensation expense.  Additionally, the Company maintains a shareholder-approved Management Incentive Unit Award Plan, which results in compensation expense, as well as an Executive Deferred Compensation Plan and a Director Deferred Compensation Plan that have not been approved by shareholders and that result in compensation expense.

The following table is presented in accordance with Statement of Financial Accounting Standard No. (SFAS) 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	Three months ended March 31,

In millions, except per share amounts	2003	2002

Net earnings (loss), as reported	$153.2	$(553.6)
(Deduct) add: Stock-based employee compensation (income) expense
included in reported net income, net of tax	(2.5)	6.7
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of tax	4.5	14.3

Pro forma net earnings (loss)	$146.2	$(561.2)

Basic earnings (loss) per share:
As reported	$0.91	$(3.29)
Pro forma	0.86	(3.33)

Diluted earnings (loss) per share:
As reported	$0.90	$(3.26)
Pro forma	0.86	(3.31)

Note 3-Effective February 16, 2003, the Company continued its business portfolio realignment by selling its Engineered Solutions Segment (the Business), previously included as part of the Company's Industrial Solutions Sector, to The Timken Company (Timken).  The consideration received consisted of approximately $700 million in cash and approximately 9.4 million shares of Timken common stock valued at $140 million at the date of sale.  The Company realized an after-tax gain of $53.4 million on the disposition, which is included in "Discontinued operations, net of tax."  The gain is subject to working capital and other final purchase price adjustments.  The Company recorded additional costs and liabilities primarily relating to employee benefits in the calculation of the after-tax gain.  The Business consisted of the Company's worldwide operations relating to precision bearings and motion-control components and assemblies, and included the Torrington, Fafnir, Kilian, Nadella and IRB brands.  The Business employed approximately 10,000 people and operated 27 plants throughout the world.

Discontinued operations also includes costs related to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  These costs include employee benefits and product liability.

Net sales and pretax earnings for discontinued operations is as follows:

	Three months ended March 31,

In millions	2003	2002

Net sales	$145.0	$288.9
Pretax earnings	9.7	13.3

The assets and liabilities of discontinued operations included in assets held for sale and liabilities held for sale represent the assets and liabilities of the Company's Engineered Solutions Segment and are as follows:

In millions	December 31, 2002

Assets
Current assets	$ 322.3
Investments in and advances with partially owned equity companies	104.2
Property, plant and equipment, net	350.6
Goodwill and other intangible assets, net	8.6
Other assets and deferred income taxes	8.3

Assets held for sale	$ 794.0

Liabilities
Current liabilities	$ 219.0
Other liabilities	76.2

Liabilities held for sale	$ 295.2

In accordance with the purchase agreement, certain assets and liabilities, such as environmental, product liability, tax, and employee-related costs, of the Company's Engineered Solutions Segment were retained by the Company, and have been excluded from the above presentation. Additionally, the Company has guaranteed Timken a specified value for its ownership interest in a joint venture when it is sold pursuant to certain terms of the joint venture agreement.  The Company has determined that the amount, if any, to be paid in respect of this guarantee would be immaterial.

Note 4 - During the third quarter of 2000, the Company commenced a restructuring program, which included actions such as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes.  During the fourth quarter of 2001, the Company commenced a second restructuring program to further reduce the general and administrative expenses across the Company.  These programs include certain costs that are identified in Staff Accounting Bulletin 100, "Restructuring and Impairment Charges," and Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)," as restructuring charges, as well as other related costs that do not meet the criteria to be classified as restructuring charges.  Nonrecurring costs associated with these activities not qualifying as restructuring charges are referred to as "productivity investments" and have been charged to "Cost of goods sold" and "Selling and administrative expenses."  Substantially all cash payments are expected to be paid by the end of the third quarter of 2003.  Remaining amounts relate primarily to ongoing lease commitments and employee related liabilities. The Company realized lower costs and improved customer service in all segments as a result of these actions. The Company manages the 2000 and 2001 programs as a single restructuring program.  Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program are expected to be approximately 5,000.  These terminations included both the salaried and hourly employee groups.  All 21 of the manufacturing facilities were closed at March 31, 2003.

A reconciliation of the consolidated restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
	termination	Facility
In millions	costs	exit costs	Total

Balance at December 31, 2002	$ 20.1	$ 6.2	$ 26.3
Cash payments, net	(5.5)	(2.0)	(7.5)

Balance at March 31, 2003	$ 14.6	$ 4.2	$ 18.8

Details by segment of the above reconciliation are as follows:

Climate Control
As of December 31, 2002, all identified manufacturing locations had been closed, the outsourcing of certain product manufacturing was completed and all 1,419 employees were terminated.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 2.2	$ 2.7	$ 4.9
Cash payments	(0.7)	(0.9)	(1.6)

Balance at March 31, 2003	$ 1.5	$ 1.8	$ 3.3

Air and Productivity Solutions
As of December 31, 2002, all identified manufacturing locations had been closed.  Employees terminated as of March 31, 2003 were 1,393, with an additional 15 employees to be terminated by the end of the second quarter of 2003.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 0.6	$ 2.6
Cash payments	(0.6)	(0.2)

Balance at March 31, 2003	$ -	$ 2.4

Dresser-Rand
As of December 31, 2002, the organizational realignment and the closure of the non-manufacturing locations were complete.  As of March 31, 2003, 385 employees were terminated, with an additional three employees to be terminated by the end of the second quarter of 2003.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 3.2	$ 0.5	$ 3.7
Cash payments	(0.9)	-	(0.9)

Balance at March 31, 2003	$ 2.3	$ 0.5	$ 2.8

Infrastructure
As of December 31, 2002, all identified manufacturing locations had been closed.  As of March 31, 2003, 776 employees were terminated, with an additional five employee terminations expected by the end of the second quarter of 2003.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs	Total

In millions	Phase I	Phase II	Phase II	Phase I	Phase II

Balance at December 31, 2002	$ 1.5	$ 0.1	$ 0.6	$ 1.5	$ 0.7
Cash payments	(0.4)	(0.1)	(0.4)	(0.4)	(0.5)

Balance at March 31, 2003	$ 1.1	$ -	$ 0.2	$ 1.1	$ 0.2

Security and Safety
As of December 31, 2002, all identified manufacturing locations had been closed.  As of March 31, 2003, 519 employees were terminated, with an additional 21 employee terminations expected by the end of the second quarter of 2003.

A reconciliation of the restructuring reserve for the Phase I program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase I	Phase I	Phase I

Balance at December 31, 2002	$ 0.7	$ 2.4	$ 3.1
Cash payments	(0.2)	(0.7)	(0.9)

Balance at March 31, 2003	$ 0.5	$ 1.7	$ 2.2

Corporate Center
As of March 31, 2003, 217 employees were terminated, with an additional 179 in staff reductions related to outsourcing of back-office functions expected in 2003.  The savings associated with the corporate restructuring activities are realized in the segments due to the reduction of employees in business units' back office operations.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 2.8	$ 6.4
Cash payments	(2.3)	(0.1)

Balance at March 31, 2003	$ 0.5	$ 6.3

Note 5 - Inventories are stated at cost, which is not in excess of market.  Most U.S. manufactured inventories, excluding the Climate Control and Dresser-Rand Segments, are valued on the last-in, first-out (LIFO) method.  All other inventories are valued using the first-in, first-out (FIFO) method.  The composition of inventories was as follows:

In millions	March 31, 2003	December 31, 2002

Raw materials and supplies	$ 310.2	$ 307.1
Work-in-process	302.9	361.4
Finished goods	698.5	628.7

	1,311.6	1,297.2
Less - LIFO reserve	108.0	107.4

Total	$1,203.6	$1,189.8

Note 6 - The changes in the carrying amount of goodwill for the three months ended March 31, 2003, is as follows:

		Air and
	Climate	Productivity	Dresser-		Security
In millions	Control	Solutions	Rand	Infrastructure	and Safety	Total

Balance at December 31, 2002	$2,476.3	$108.7	$24.4	$895.1	$501.0	$4,005.5
Additions and adjustments
to goodwill*	-	-	-	-	0.5	0.5
Translation adjustments	33.0	0.5	(0.1)	1.2	4.8	39.4

Balance at March 31, 2003	$2,509.3	$109.2	$24.3	$896.3	$506.3	$4,045.4

* Represents goodwill related to current year acquisitions or adjustments as a result of final allocations of purchase price.

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets:

	March 31, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization

Customer relationships	$383.7	$ 27.1	$383.7	$24.5
Installed service base	235.8	18.2	235.8	16.8
Software	101.4	19.7	101.4	16.6
Trademarks	7.1	6.0	7.1	5.9
Other	65.4	30.5	62.1	28.9

Total amortizable intangible assets	793.4	101.5	790.1	92.7
Total indefinite lived intangible assets - trademarks	193.5	-	193.5	-

Total	$986.9	$101.5	$983.6	$92.7

Intangible asset amortization expense for the first quarter of 2003 and 2002 was $10.8 million and $8.7 million, respectively.  Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $38.9 million in 2004, $37.2 million in 2005, $36.1 million in 2006, $24.1 million in 2007, and $21.9 million in 2008.

Note 7 - Information on basic and diluted shares is as follows:

	Three months ended March 31,

In millions	2003	2002

Weighted-average number of basic shares	169.3	168.3
Shares issuable under incentive stock plans	0.7	1.3

Weighted-average number of diluted shares	170.0	169.6

Diluted earnings per share computations for the three months ended March 31, 2003 and 2002, excluded the weighted average effect of the assumed exercise of approximately 11.4 million and 5.1 million shares issuable under incentive stock plans, respectively.  These shares were excluded because the effect would be anti-dilutive.

Note 8 - The components of comprehensive income are as follows:

	Three months ended March 31,

In millions	2003	2002

Net earnings (loss)	$153.2	$(553.6)
Other comprehensive income (loss):
Foreign currency translation adjustment	57.0	(26.2)
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax	(4.0)	-
Unrealized gain on marketable securities, net of tax	4.2	-
Minimum pension liability adjustment, net of tax	(57.6)	-

Comprehensive income (loss)	$152.8	$(579.8)

Included in accumulated other comprehensive income at March 31, 2003, is $1.3 million related to the fair value of derivatives qualifying as cash flow hedges, of which $2.4 million of expense is expected to be reclassified to earnings over the twelve-month period ending March 31, 2004.  Additionally, $1.1 million, related to an interest rate swap used as a cash flow hedge of the forecasted issuance of debt, will be reclassified to earnings over the two-year period beginning April 1, 2004.  The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions.  No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.  At March 31, 2003, the maximum term of derivative instruments that hedge forecasted transactions, for foreign currency and commodity hedges, was twelve months.

In connection with the sale of the Engineered Solutions Segment to Timken effective February 16, 2003, the Company received approximately 9.4 million shares of Timken common stock valued at $140 million at the time of sale.  In the first quarter of 2003, the Company recorded an unrealized gain of $4.2 million, net of tax, on the appreciation of the Timken shares.

The first quarter 2003 sale of the Company's Engineered Solutions Segment was a significant event to the Company's largest U.S. pension plan. Most eligible U.S. employees of the Engineered Solutions Segment were covered by this plan.  A remeasurement of that plan's assets and obligations was required as of the date of the sale.   The assumptions used to remeasure this plan as of the date of sale were a discount rate of 6.50%, a 4.00% rate of compensation increase and an expected return on plan assets of 8.75%.  As a result of this remeasurement, the Company recognized an increase in its additional minimum pension liability, with an after-tax charge to equity of $57.6 million.

Note 9 - In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has fully adopted FIN 45 and its impact was not material.

In connection with the disposition of certain businesses and facilities the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition.  Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The Company extends a variety of financial, market value and product performance guarantees to third parties.  There have been no material changes to guarantees outstanding since December 31, 2002.

Warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience.  Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.  The following table represents the changes in the product warranty liability for the first quarter of 2003:

In millions

Balance at December 31, 2002	$136.0
Reductions for payments	(21.2)
Accruals for warranties issued during the period	18.8
Changes to accruals related to preexisting warranties	(1.4)

Balance at March 31, 2003	$132.2

Note 10 - A summary of operations by reportable segment is as follows:

	Three months ended March 31,

In millions	2003	2002

Net sales
Climate Control	$ 557.5	$ 514.5
Industrial Solutions:
Air and Productivity Solutions	320.3	310.1
Dresser-Rand	278.1	211.8

	598.4	521.9
Infrastructure	661.1	635.1
Security and Safety	381.7	345.5

Total	$2,198.7	$2,017.0

Operating income (loss)
Climate Control	$ 25.1	$ 23.2
Industrial Solutions:
Air and Productivity Solutions	23.6	25.6
Dresser-Rand	4.2	(0.4)

	27.8	25.2
Infrastructure	68.6	62.7
Security and Safety	70.5	66.1
Unallocated corporate expense	(26.6)	(26.3)

Total	$165.4	$150.9

No significant changes in long-lived assets by geographic area have occurred since December 31, 2002.

Note 11 - As part of the reorganization, IR-Limited guaranteed all of the issued public debt securities of Ingersoll-Rand Company (IR-New Jersey.)  The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited, the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities. The following condensed consolidated financial information for IR-Limited, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries.  The note, which is due in 2011, has a fixed rate of interest of 11 percent per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey.  The Class B common shares are non-voting and pay dividends comparable to the Class A common shares.  In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently contributed portions of the note to several other subsidiaries, all of which are included in "Other Subsidiaries" below.  Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting.  Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends.

Condensed Consolidating Income Statement
For the three months ended March 31, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$285.9	$1,912.8	$ -	$2,198.7
Cost of goods sold	-	239.6	1,449.9	-	1,689.5
Selling and administrative expenses	-	72.5	271.3	-	343.8

Operating income	-	(26.2)	191.6	-	165.4
Equity earnings in affiliates (net of tax)	94.8	73.1	(51.0)	(116.9)	-
Interest expense	-	(41.5)	(8.6)	-	(50.1)
Intercompany interest and fees	(1.4)	(118.5)	119.9	-	-
Other income (expense), net	0.1	(7.9)	1.2	-	(6.6)

Earnings before income taxes	93.5	(121.0)	253.1	(116.9)	108.7
(Benefit) provision for income taxes	-	(70.0)	85.2	-	15.2

Earnings (loss) from continuing operations	93.5	(51.0)	167.9	(116.9)	93.5
Discontinued operations, net of tax	59.7	91.7	23.4	(115.1)	59.7

Net earnings (loss)	$153.2	$ 40.7	$ 191.3	$(232.0)	$ 153.2

Condensed Consolidating Income Statement
For the three months ended March 31, 2002
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 276.7	$1,740.3	$ -	$2,017.0
Cost of goods sold	-	204.6	1,325.4	-	1,530.0
Selling and administrative expenses	-	65.1	260.8	-	325.9
Restructuring charges	-	5.8	4.4	-	10.2

Operating income	-	1.2	149.7	-	150.9
Equity earnings in affiliates (net of tax)
before the cumulative effect of change in
accounting principle	(29.7)	81.8	-	(52.1)	-
Interest expense	-	(47.9)	(11.3)	-	(59.2)
Intercompany interest and fees	100.2	(95.4)	(4.8)	-	-
Other income (expense), net	-	(6.2)	(3.7)	-	(9.9)

Earnings before income taxes	70.5	(66.5)	129.9	(52.1)	81.8
(Benefit) provision for income taxes	-	(55.6)	66.9	-	11.3

Earnings (loss) from continuing operations	70.5	(10.9)	63.0	(52.1)	70.5
Discontinued operations, net of tax	10.4	11.6	12.1	(23.7)	10.4

Earnings (loss) before cumulative effect
of change in accounting principle	80.9	0.7	75.1	(75.8)	80.9
Cumulative effect of change in accounting
principle, net of tax	(634.5)	(634.5)	(634.5)	1,269.0	(634.5)

Net earnings (loss)	$(553.6)	$(633.8)	$ (559.4)	$1,193.2	$ (553.6)

Condensed Consolidating Balance Sheet
March 31, 2003

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ -	$ 18.1	$ 107.1	$ -	$ 125.2
Marketable securities	-	146.8	1.6	-	148.4
Accounts and notes receivable, net	1.6	126.5	1,220.8	-	1,348.9
Inventories, net	-	161.9	1,041.7	-	1,203.6
Prepaid expenses and deferred income taxes	0.2	44.5	232.5	-	277.2
Accounts and notes receivable affiliates	-	-	10,452.7	(10,452.7)	-

Total current assets	1.8	497.8	13,056.4	(10,452.7)	3,103.3

Investment in affiliates	3,901.3	12,281.0	3,422.8	(19,605.1)	-
Property, plant and equipment, net	-	260.6	992.4	-	1,253.0
Intangible assets, net	-	170.9	4,759.9	-	4,930.8
Other assets	0.1	45.2	605.7	-	651.0

Total assets	$ 3,903.2	$ 13,255.5	$ 22,837.2	$ (30,057.8)	$ 9,938.1

Current liabilities:
Accounts payable and accruals	$ 4.3	$ 242.6	$ 1,863.4	$ -	$ 2,110.3
Loans payable	-	425.1	104.8	-	529.9
Accounts and note payable affiliates	294.4	2,570.6	7,587.7	(10,452.7)	-

Total current liabilities	298.7	3,238.3	9,555.9	(10,452.7)	2,640.2

Long-term debt	-	1,854.7	233.9	-	2,088.6
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	117.0	1,487.8	-	1,604.8

Total liabilities	298.7	8,857.4	11,277.6	(14,100.1)	6,333.6

Shareholders' equity:
Class A common shares	169.3	-	-	-	169.3
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,655.3	5,333.9	14,002.3	(24,042.8)	3,948.7
Accumulated other comprehensive income	(192.0)	(458.8)	(119.1)	256.4	(513.5)

	8,767.9	4,875.1	16,246.0	(26,284.5)	3,604.5
Less: Contra account	(5,163.4)	(477.0)	(4,686.4)	10,326.8	-

Total shareholders' equity	3,604.5	4,398.1	11,559.6	(15,957.7)	3,604.5

Total liabilities and equity	$ 3,903.2	$ 13,255.5	$ 22,837.2	$ (30,057.8)	$ 9,938.1

Condensed Consolidating Balance Sheet
December 31, 2002

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ -	$ 209.0	$ 133.2	$ -	$ 342.2
Marketable securities	-	-	1.8	-	1.8
Accounts and notes receivable, net	-	113.6	1,291.7	-	1,405.3
Inventories, net	-	136.1	1,053.7	-	1,189.8
Prepaid expenses and deferred income taxes	-	55.2	324.1	-	379.3
Assets held for sale	-	1.4	792.6	-	794.0
Accounts and notes receivable affiliates	1.3	-	10,554.3	(10,555.6)	-

Total current assets	1.3	515.3	14,151.4	(10,555.6)	4,112.4

Investment in affiliates	3,768.6	12,239.1	3,313.6	(19,321.3)	-
Property, plant and equipment, net	-	265.0	1,014.9	-	1,279.9
Intangible assets, net	-	173.3	4,723.1	-	4,896.4
Other assets	0.1	(37.8)	558.6	-	520.9

Total assets	$ 3,770.0	$ 13,154.9	$ 23,761.6	$ (29,876.9)	$ 10,809.6

Current liabilities:
Accounts payable and accruals	$ -	$ 104.3	$ 2,243.1	$ -	$ 2,347.4
Loans payable	-	1,073.2	82.3	-	1,155.5
Liabilities held for sale	-	-	295.2	-	295.2
Accounts and note payable affiliates	291.8	3,236.7	7,027.1	(10,555.6)	-

Total current liabilities	291.8	4,414.2	9,647.7	(10,555.6)	3,798.1

Long-term debt	-	1,854.8	237.3	-	2,092.1
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	95.6	1,345.6	-	1,441.2

Total liabilities	291.8	10,012.0	11,230.6	(14,203.0)	7,331.4

Shareholders' equity:
Class A common shares	169.2	-	-	-	169.2
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,551.7	4,040.8	15,034.2	(23,804.6)	3,822.1
Accumulated other comprehensive income	(191.6)	(418.9)	(158.6)	256.0	(513.1)

	8,664.6	3,621.9	17,238.4	(26,046.7)	3,478.2
Less: Contra account	(5,186.4)	(479.0)	(4,707.4)	10,372.8	-

Total shareholders' equity	3,478.2	3,142.9	12,531.0	(15,673.9)	3,478.2

Total liabilities and equity	$ 3,770.0	$ 13,154.9	$ 23,761.6	$ (29,876.9)	$ 10,809.6

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2003

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$ 7.4	$ 68.9	$ (329.0)	$ -	$ (252.7)

Cash flows from investing activities:
Capital expenditures	-	(4.6)	(20.1)	-	(24.7)
Investments and acquisitions, net of cash	-	-	-	-	-
Proceeds from business disposition	43.0	395.5	260.8	-	699.3
Proceeds from sale of property, plant and
equipment	-	-	14.9	-	14.9
Other, net	-	-	(5.4)	-	(5.4)

Net cash provided by investing activities	43.0	390.9	250.2	-	684.1

Cash flows from financing activities:
Net change in debt	-	(648.2)	18.8	-	(629.4)
Dividends paid	(51.8)	2.0	21.0	-	(28.8)
Proceeds from the exercise of stock options	1.4	-	-	-	1.4

Net cash (used in) provided by financing activities	(50.4)	(646.2)	39.8	-	(656.8)

Net cash (used in) provided by discontinued
operations	-	(4.5)	10.0	-	5.5

Effect of exchange rate changes on cash and
cash equivalents	-	-	2.9	-	2.9

Net decrease in cash and cash equivalents	-	(190.9)	(26.1)	-	(217.0)
Cash and cash equivalents - beginning of
period	-	209.0	133.2	-	342.2

Cash and cash equivalents - end of period	$ -	$ 18.1	$ 107.1	$ -	$ 125.2

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2002

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$ 23.4	$ (154.7)	$ (49.0)	$ -	$ (180.3)

Cash flows from investing activities:
Capital expenditures	-	(3.2)	(20.9)	-	(24.1)
Investments and acquisitions, net of cash	-	-	(60.4)	-	(60.4)
Proceeds from sale of property, plant and
equipment	-	1.1	8.6	-	9.7
Other, net	-	-	0.2	-	0.2

Net cash used in investing activities	-	(2.1)	(72.5)	-	(74.6)

Cash flows from financing activities:
Net change in debt	-	164.2	62.0	-	226.2
Dividends paid	(51.6)	1.9	21.1	-	(28.6)
Proceeds from the exercise of stock options	28.2	-	-	-	28.2

Net cash (used in) provided by financing activities	(23.4)	166.1	83.1	-	225.8

Net cash (used in) provided by discontinued
operations	-	(3.1)	14.0	-	10.9

Effect of exchange rate changes on cash and
cash equivalents	-	-	(3.2)	-	(3.2)

Net increase (decrease) in cash and cash equivalents	-	6.2	(27.6)	-	(21.4)
Cash and cash equivalents - beginning of
period	-	23.4	90.6	-	114.0

Cash and cash equivalents - end of period	$ -	$ 29.6	$ 63.0	$ -	$ 92.6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 2003 and 2002
Earnings from continuing operations for the first quarter of 2003 were $93.5 million, or diluted earnings per share of $0.55, compared with $70.5 million and $0.42 diluted earnings per share in the comparable quarter of 2002.

	Three months ended March 31,

Dollar amounts in millions	2003	2002

Net sales	$2,198.7	$2,017.0
Cost of goods sold	1,689.5	1,530.0
Selling and administrative expenses	343.8	325.9
Restructuring charges	-	10.2

Operating income	$ 165.4	$ 150.9

Operating margin	7.5%	7.5%

Cost of goods sold and selling and administrative expenses in 2002 include charges for productivity investments.  Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements.  Charges for productivity investments are expensed as incurred. See "Restructuring Charges" for further discussion.

Net Sales
Revenues for the first quarter of 2003 increased by approximately 9% over the comparable quarter of 2002.  Currency translation accounted for approximately 4% of the increase, while higher volumes accounted for approximately 3%.  The remaining increase was mainly attributable to the results of acquisitions and pricing.  Sales across all business segments were higher.  The Company continues to make progress in increasing recurring revenues, which include revenues derived from installation, parts and service.  Total recurring revenues grew by 16% in the first quarter of 2003 compared to the same quarter of 2002, and accounted for 26% of total revenues.

Cost of Goods Sold
Cost of goods sold in the first quarter of 2003 was 76.8% of sales as compared to 75.9% in 2002.  The increase is mainly due to product mix and higher pension and other employee benefit costs.  These increases were partially offset by the benefits associated with the restructuring programs and increased productivity, and the elimination of charges related to productivity investments, which were $7.4 million in 2002.

Selling and Administrative Expenses
Selling and administrative expenses in the first quarter of 2003 were 15.6% of sales as compared to 16.2% in 2002.  The decrease is mainly due to the benefits associated with the restructuring programs and increased productivity, as well as charges for productivity investments in 2002 of $2.3 million.  These benefits were offset by higher pension and other employee benefit costs.

Operating Income
Operating income for the first quarter of 2003 increased by approximately 10%.  The increase was mainly due to the benefits associated with the restructuring programs and increased productivity, the elimination of costs associated with restructuring and productivity investments, pricing, and higher volumes.  These positive results were partially offset by increased pension and other employee benefit costs.  Operating income margins remained constant as sales were higher.

Interest Expense
Interest expense decreased by $9.1 million from $59.2 million in the first quarter of 2002.  The decrease is attributable to lower year-over-year debt levels resulting from the repayment of $700 million of debt in the first quarter of 2003, and a decline in short-term interest rates.

Other Income (Expense)
Other income (expense), net, includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items.  Other income (expense), net, aggregated $6.6 million of net expense in the first quarter of 2003 as compared with $9.9 million of net expense in 2002.  Increased foreign currency losses were more than offset by lower miscellaneous expense items.

Provision for Income Taxes
The Company's first quarter 2003 provision for income taxes was $15.2 million, as compared to $11.3 million in 2002. The Company's effective tax rate of 14% for the first quarter of 2003 is consistent with the 13.8% effective tax rate for continuing operations for the first quarter of 2002. The Company is carefully monitoring the current legislative activity concerning inversions and is confident it will be able to achieve an effective tax rate of 14% for 2003.

Backlog
Incoming orders for the first quarter of 2003 totaled $2.2 billion, which was comparable to the first quarter of 2002.  The Company's backlog of orders at March 31, 2003, believed to be firm, was $2.1 billion, which approximates the balance from December 31, 2002.

Discontinued Operations
Effective February 16, 2003, the Company continued its business portfolio realignment by selling its Engineered Solutions Segment (the Business), part of the Company's Industrial Solutions Sector, to The Timken Company (Timken).  The consideration received consisted of approximately $700 million in cash and approximately 9.4 million shares of Timken common stock valued at $140 million at the date of sale.  The gain is subject to working capital and other final purchase price adjustments.

Discontinued operations, net of tax, for the first quarter of 2003, amounted to $59.7 million, which includes the after-tax gain on sale of $53.4 million. The remaining portion of discontinued operations includes the results of the Business until its sale and costs relative to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  Costs relative to IDP include employee benefits and product liability costs.  Discontinued operations, net of tax, for the first quarter of 2002, amounted to $10.4 million, which includes the results of the Business and costs relative to IDP.

Restructuring Charges
During the third quarter of 2000, the Company commenced a restructuring program, which included such actions as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes.  During the fourth quarter of 2001, the Company commenced a second restructuring program to further reduce the general and administrative expenses across the Company.  These programs include certain costs that are identified in Staff Accounting Bulletin 100 and Emerging Issues Task Force (EITF) 94-3 as restructuring, as well as other related costs that do not meet the criteria to be classified as restructuring charges.  Nonrecurring costs associated with these activities not qualifying as restructuring charges are referred to as "productivity investments" and have been charged to "Cost of sales" and "Selling and administrative expenses. Substantially all cash payments are expected to be paid by the end of the third quarter of 2003.  Remaining amounts relate primarily to ongoing lease commitments and employee related liabilities.  The Company realized lower costs and improved customer service in all segments as a result of these actions.  The Company manages the 2000 and 2001 programs as a single restructuring program.  Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program are expected to be approximately 5,000.  These terminations included both the salaried and hourly employee groups.  All 21 of the manufacturing facilities were closed at March 31, 2003.

The planned benefit of the program is estimated to be approximately $200 million on an annual basis once fully implemented.  Due to the timing of completion of facility-related projects, the first year of full realization of the benefits is expected to be 2003.

A reconciliation of the consolidated restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
	termination	Facility
In millions	costs	exit costs	Total

Balance at December 31, 2002	$ 20.1	$ 6.2	$ 26.3
Cash payments, net	(5.5)	(2.0)	(7.5)

Balance at March 31, 2003	$ 14.6	$ 4.2	$ 18.8

Details by segment of the above reconciliation are as follows:

Climate Control
As of December 31, 2002, all identified manufacturing locations had been closed, the outsourcing of certain product manufacturing was completed and all 1,419 employees were terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $35 million.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 2.2	$ 2.7	$ 4.9
Cash payments	(0.7)	(0.9)	(1.6)

Balance at March 31, 2003	$ 1.5	$ 1.8	$ 3.3

Air and Productivity Solutions
As of December 31, 2002, all identified manufacturing locations had been closed.  As of March 31, 2003, 1,393 employees were terminated, with an additional 15 employees to be terminated by the end of the second quarter of 2003.   It is estimated that this Segment has realized its expected annual savings of approximately $60 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 0.6	$ 2.6
Cash payments	(0.6)	(0.2)

Balance at March 31, 2003	$ -	$ 2.4

Dresser-Rand
As of December 31, 2002, the organizational realignment and the closure of the non-manufacturing locations were complete.  As of March 31, 2003, 385 employees were terminated, with an additional three employees to be terminated by the end of the second quarter of 2003.  The expected annual savings is approximately $48 million.  It is estimated that this Segment has realized approximately $32 million of savings.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 3.2	$ 0.5	$ 3.7
Cash payments	(0.9)	-	(0.9)

Balance at March 31, 2003	$ 2.3	$ 0.5	$ 2.8

Infrastructure
As of December 31, 2002, all identified manufacturing locations had been closed.  As of March 31, 2003, 776 employees were terminated, with an additional five employee terminations expected by the end of the second quarter of 2003.  It is estimated that this Segment has realized its expected annual savings of approximately $29 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs	Total

In millions	Phase I	Phase II	Phase II	Phase I	Phase II

Balance at December 31, 2002	$ 1.5	$ 0.1	$ 0.6	$ 1.5	$ 0.7
Cash payments	(0.4)	(0.1)	(0.4)	(0.4)	(0.5)

Balance at March 31, 2003	$ 1.1	$ -	$ 0.2	$ 1.1	$ 0.2

Security and Safety
As of December 31, 2002, all identified manufacturing locations had been closed.  As of March 31, 2003, 519 employees were terminated, with an additional 21 employee terminations expected by the end of the second quarter of 2003.  The expected annual savings is approximately $39 million.  It is estimated that this Segment has realized approximately $25 million of savings.

A reconciliation of the restructuring reserve for the Phase I program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase I	Phase I	Phase I

Balance at December 31, 2002	$ 0.7	$ 2.4	$ 3.1
Cash payments	(0.2)	(0.7)	(0.9)

Balance at March 31, 2003	$ 0.5	$ 1.7	$ 2.2

Corporate Center
As of March 31, 2003, 217 employees were terminated, with an additional 179 in staff reductions related to outsourcing of back-office functions expected in 2003.  The savings associated with the corporate restructuring activities are realized in the segments due to the reduction of employees in business units' back office operations.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 2.8	$ 6.4
Cash payments	(2.3)	(0.1)

Balance at March 31, 2003	$ 0.5	$ 6.3

Review of Business Segments

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.  It includes the market leading brands of Thermo King and Hussmann.

	Three months ended March 31,

Dollar amounts in millions	2003	2002

Net sales	$557.5	$514.5
Operating income	25.1	23.2
Operating margin	4.5%	4.5%

Revenues for the first quarter of 2003 increased by approximately 8% compared to 2002.  The effects of currency translation accounted for approximately 4% of the increase in revenues, with the remaining increase mainly due to higher volumes and favorable pricing.  Operating income in 2003 increased slightly, while operating margins remained constant.  The estimated benefits associated with the restructuring programs and improved productivity, favorable pricing, and higher volumes and product mix increased operating income by $6.5 million, $5.5 million, and $3.3 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $5.3 million in the first quarter of 2002.  These positive effects were partially offset by higher pension and other employee benefit costs, increased warranty expenses and larger accounts receivable  write-offs.

Industrial Solutions
Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency.  Industrial Solutions consists of the Air and Productivity Solutions Segment and the Dresser-Rand Segment.

Air and Productivity Solutions
Air and Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, fluid products, microturbines and industrial tools.

	Three months ended March 31,

Dollar amounts in millions	2003	2002

Net sales	$ 320.3	$ 310.1
Operating income	23.6	25.6
Operating margin	7.4%	8.3%

Revenues for the first quarter of 2003 increased by approximately 3% compared to 2002.  Currency translation increased revenue by approximately 5%, which was partially offset by lower volumes.  Operating income and margins declined in 2003.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by approximately $5 million, while currency translation also had a positive effect of $2.2 million.  These positive effects were more than offset by other items such as higher pension and other employee benefit costs, and costs associated with centralizing manufacturing operations in geographically lower cost areas.

Dresser-Rand
Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators.

	Three months ended March 31,

Dollar amounts in millions	2003	2002

Net sales	$ 278.1	$ 211.8
Operating income (loss)	4.2	(0.4)
Operating margin	1.5%	-0.2%

Revenues for the first quarter of 2003 increased by approximately 31% compared to 2002, mainly due to higher volumes.  Operating income and margins also increased substantially.  Higher volumes and favorable pricing contributed $10.4 million and $3.8 million, respectively, and were partially offset by higher pension and other employee benefit costs.  Additionally, revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at lower margins.  Reported revenues in 2003 and 2002 include $53.7 million and $33.8 million, respectively, of sales related to these certain large components.

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

	Three months ended March 31,

Dollar amounts in millions	2003	2002

Net sales	$ 661.1	$ 635.1
Operating income	68.6	62.7
Operating margin	10.4%	9.9%

Revenues for the first quarter of 2003 increased by approximately 4% compared to 2002, mainly resulting from currency translation.  Operating income and margins improved in 2003.  The estimated benefits associated with the restructuring programs and improved productivity and the benefits of currency translation increased operating income by $3.8 million and $5.7 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $7.9 million in the first quarter of 2002.   These positive effects were partially offset by decreased volumes and product mix of $2.9 million, factory investments of $3.9 million and other items such as higher pension and other employee benefit costs.

Security and Safety
Security and Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, and electronic and biometric access control systems.

	Three months ended March 31,

Dollar amounts in millions	2003	2002

Net sales	$ 381.7	$ 345.5
Operating income	70.5	66.1
Operating margin	18.5%	19.1%

Revenues for the first quarter of 2003 increased by approximately 11% compared to 2002.  The results from acquisitions and higher volumes increased revenues by approximately 4% and 3%, respectively.  The remaining increase in revenues was due to currency translation and favorable pricing.  Operating income was higher while operating margins declined slightly.  Favorable pricing and the estimated benefits associated with the restructuring programs and improved productivity increased operating income by $4.4 million and $3.7 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $2.1 million in the first quarter of 2002.  These positive effects were partially offset by higher pension and other employee benefit costs and increased new product investments.

Employee Benefit Plans
The first quarter 2003 sale of the Company's Engineered Solutions Segment was a significant event to the Company's largest U.S. pension plan.  Most eligible U.S. employees of the Engineered Solutions Segment were covered by this plan.  A remeasurement of that plan's assets and obligations was required as of the date of the sale.   All other remaining plans were not significantly impacted by the sale.  The assumptions used to remeasure this plan as of the date of sale were a discount rate of 6.50%, a 4.00% rate of compensation increase and an expected return on plan assets of 8.75%.  The discount rate assumption was revised from the 6.75% rate disclosed at December 31, 2002 to reflect market conditions at the remeasurement date.  As a result of this remeasurement, the Company recognized an increase in its additional minimum pension liability, with an after-tax charge to equity of $57.6 million.   In addition, various non-U.S. pension plans were included in the sale to The Timken Company. These plans were included in assets or liabilities held for sale at year end.

The effect on net periodic pension cost for the quarter was an increase of less than $1.0 million.  A curtailment loss was recognized as part of the gain on sale and was the result of accelerating prior service costs associated with the Engineered Solutions participants.  Net periodic pension cost after the sale for the remeasured plan will be calculated using the assumptions in effect at the remeasurement date. Net periodic pension cost for 2003 for all other plans will be calculated using the assumptions disclosed at December 31, 2002.

The first quarter 2003 sale of the Company's Engineered Solutions Segment was a significant event to the Company's U.S. postretirement health care benefits plan.   A remeasurement of the plan's obligations was required as of the date of the sale.   The assumption used to remeasure this plan as of the date of sale was a discount rate of 6.50%, a decrease of 25 basis points from the rate used for the 2002 annual remeasurement.  A curtailment gain and a settlement loss relating to the Engineered Solutions Segment employees were included in the calculation of the gain on the sale of the Segment.  The liability for the active employees of the Engineered Solutions Segment was transferred to The Timken Company as part of the sale.  This liability was included in liabilities held for sale at year end.  Expense for the remainder of 2003 will not significantly change.

Liquidity and Capital Resources
The Company's debt-to-total capital ratio at March 31, 2003, was approximately 41%, compared with 48% reported at December 31, 2002.   The decrease is primarily related to the repayment of $700 million of current maturities of long-term debt.  This debt was retired with the proceeds from the sale of the Engineered Solutions Segment.  The Company's public debt has no financial covenants and its $2.5 billion revolving credit line has a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items.

The Company's working capital was $463.1 million at March 31, 2003, compared to $314.3 million at December 31, 2002.  The change was due to the repayment of $700 million of current maturities of long-term debt, partially offset by the sale of the Engineered Solutions Segment.

During the first quarter of 2003, foreign currency translation adjustments resulted in a net increase of $57.0 million in shareholders' equity.  Currency fluctuations in the euro accounted for the majority of the change.  Unrealized gains on marketable securities, net of tax, classified as available for sale amounted to $4.2 million.

The funded status of the Company's pension plans is dependent on many factors, including returns on invested assets, interest rates, and compensation increases.  The asset values of the funded pension plans have declined since the 2002 annual measurement date, due to continued poor performance of the equity markets. Long-term interest rates have also declined.  Pension accounting requires recognition of an additional minimum liability if the market value of the plan assets is less than the accumulated benefit obligation at the plan's measurement date.  As a result of the first quarter 2003 remeasurement of the Company's largest U.S. plan, the Company recognized an increase in the additional minimum liability, with an after-tax charge to equity of $57.6 million.  At March 31, 2002, no additional minimum pension liability was required.  During the first quarter of 2003, no cash contributions to U.S. pension plans were made and approximately $16.0 million was contributed to the U.K. pension plan in connection with the sale of the Engineered Solutions Segment.

Environmental and Asbestos Matters
The Company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites, including sites as to which the Company's records disclose no involvement or as to which the Company's liability has not been fully determined.  For all sites there are other PRPs, and in most instances the Company's site involvement is minimal.

In estimating its liability, the Company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable.  The ability of other PRPs to participate has been taken into account, based generally on the parties' financial condition and probable contributions on a per site basis.  Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

IR-New Jersey, a Company subsidiary, is a defendant in numerous asbestos-related lawsuits in state and federal courts.  In virtually all of the suits a large number of other companies have also been named as defendants.  The claims against IR-New Jersey generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey's products.  Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

New Accounting Standards
In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has fully adopted FIN 45 and its impact was not material.

In January 2003, FIN 46, "Consolidation of Variable Interest Entities" was issued.  FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003.  The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003.  The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.  The Company has reviewed FIN 46 to determine its impact, if any, on future periods, and does not anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

In January 2003, EITF 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables" was released.  EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently reviewing the impact of this EITF.

Safe Harbor Statement
Information provided by the Company in reports such as this report on Form 10-Q, in press releases and in statements made by employees in oral discussions, to the extent the information is not historical fact, constitutes "forward looking statements" within the meaning of regulations under the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934.  Forward-looking statements by their nature involve risk and uncertainty.

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

The Company generates foreign currency exposures in the normal course of business.  To mitigate the risk from foreign currency exchange rate fluctuations, the Company will generally enter into forward currency exchange contracts or options for the purchase or sale of a currency in accordance with the Company's policies and procedures.  The Company applies a sensitivity analysis when measuring its exposure to currency fluctuations.  The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar.

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

Reorganization as a Bermuda Company and Related Risk Factors

On December 31, 2001, IR-New Jersey was effectively reorganized as IR-Limited, a Bermuda company (the Reorganization).  The Company believes that the Reorganization has enabled it to begin to realize a variety of potential, financial and strategic benefits, including to:

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

Item 4 - Controls and Procedures

During the 90-day period prior to the filing date of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

(b) Reports on Form 8-K

A Current Report on Form 8-K (Item 9) dated January 23, 2003, reporting the filing of Exhibit 99.1-Press release of Ingersoll-Rand Company Limited, and Exhibit 99.2-Ingersoll-Rand Company Limited fourth quarter 2002 earnings conference call presentation.

A Current Report on Form 8-K (Item 2) dated March 5, 2003, reporting the consummation of the sale of the Company's Engineered Solutions Segment to The Timken Company.

A Current Report on Form 8-K (Item 9) dated April 17, 2003, reporting the filing of Exhibit 99.1-Press release of Ingersoll-Rand Company Limited, and Exhibit 99.2-Ingersoll-Rand Company Limited first quarter 2003 earnings conference call presentation.

INGERSOLL-RAND COMPANY LIMITED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date:  May 7, 2003                                                      /S/ Timothy R. McLevish
                                                                                    Timothy R. McLevish, Senior Vice President
                                                                                    and Chief Financial Officer

                                                                                    Principal Financial Officer

Date:  May 7, 2003                                                      /S/ Richard W. Randall
                                                                                    Richard W. Randall, Vice President and
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

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                                                             /S/ Herbert L. Henkel
                                                                                          Herbert L. Henkel
                                                                                          Principal Executive Officer

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

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                                                             /S/ Timothy R. McLevish
                                                                                          Timothy R. McLevish
                                                                                          Principal Financial Officer