Form 10-Q
period 2003-06-30
INGERSOLL RAND CO LTD
filed 2003-08-13
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[	X	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-985

INGERSOLL-RAND COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	75-2993910 (I.R.S. Employer Identification No.)
Clarendon House 2 Church St Hamilton HM 11, Bermuda (Address of principal executive offices)

            (441) 295 -2838
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

The number of Class A common shares outstanding as of July 31, 2003 was 171,298,804.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Income Statement for the three and six months ended June 30, 2003 and 2002

Condensed Consolidated Balance Sheet at June 30, 2003 and December 31, 2002

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002
Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II	OTHER INFORMATION

Item 3 - Legal Proceedings
Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT

	Three months ended		Six months ended
	June 30,		June 30,

In millions, except per share amounts	2003	2002	2003	2002

Net sales	$ 2,525.1	$ 2,266.4	$ 4,723.8	$ 4,283.4
Cost of goods sold	1,907.6	1,730.0	3,597.1	3,260.0
Selling and administrative expenses	398.0	353.9	741.8	679.8
Restructuring charges	-	7.0	-	17.2

Operating income	219.5	175.5	384.9	326.4
Interest expense	(44.0)	(59.1)	(94.1)	(118.3)
Other income (expense), net	2.6	(10.9)	(4.0)	(20.8)

Earnings before income taxes	178.1	105.5	286.8	187.3
Provision for income taxes	25.0	14.4	40.2	25.7

Earnings from continuing operations	153.1	91.1	246.6	161.6
Discontinued operations, net of tax	(13.8)	16.3	45.9	26.7

Earnings before cumulative effect of change
in accounting principle	139.3	107.4	292.5	188.3
Cumulative effect of change in accounting
principle, net of tax	-	-	-	(634.5)

Net earnings (loss)	$ 139.3	$ 107.4	$ 292.5	$ (446.2)

Basic earnings (loss) per common share:
Earnings from continuing operations	$ 0.90	$ 0.54	$ 1.46	$ 0.96
Discontinued operations, net of tax	(0.08)	0.10	0.27	0.16

Earnings before cumulative effect
of change in accounting principle	0.82	0.64	1.73	1.12
Cumulative effect of change in
accounting principle, net of tax	-	-	-	(3.76)

Net earnings (loss)	$ 0.82	$ 0.64	$ 1.73	$ (2.64)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$ 0.89	$ 0.53	$ 1.45	$ 0.95
Discontinued operations, net of tax	(0.08)	0.10	0.27	0.15

Earnings before cumulative effect
of change in accounting principle	0.81	0.63	1.72	1.10
Cumulative effect of change in
accounting principle, net of tax	-	-	-	(3.72)

Net earnings (loss)	$ 0.81	$ 0.63	$ 1.72	$ (2.62)

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET

In millions	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$ 108.1	$ 342.2
Marketable securities	165.6	1.8
Accounts and notes receivable, net	1,505.4	1,405.3
Inventories	1,222.4	1,189.8
Prepaid expenses and deferred income taxes	254.2	379.3
Assets held for sale	-	794.0

Total current assets	3,255.7	4,112.4

Property, plant and equipment, net	1,243.2	1,279.9
Goodwill	4,093.1	4,005.5
Intangible assets, net	890.4	890.9
Other assets	743.0	520.9

Total assets	$ 10,225.4	$ 10,809.6

LIABILITIES AND EQUITY
Current liabilities:
	$ 727.0	$ 730.3
Accrued expenses and other current liabilities	1,409.1	1,617.1
Loans payable	699.3	1,155.5
Liabilities held for sale	-	295.2

Total current liabilities	2,835.4	3,798.1

Long-term debt	1,836.2	2,092.1
Postemployment and other benefit liabilities	1,292.4	1,123.5
Other noncurrent liabilities	412.2	317.7

Total liabilities	6,376.2	7,331.4

Shareholders' equity:
Class A common shares	169.7	169.2
Other shareholders' equity	4,071.2	3,822.1
Accumulated other comprehensive income	(391.7)	(513.1)

Total shareholders' equity	3,849.2	3,478.2

Total liabilities and shareholders' equity	$ 10,225.4	$ 10,809.6

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,

In millions	2003	2002

Cash flows from operating activities:
Earnings from continuing operations before cumulative
effect of change in accounting principle	$ 246.6	$ 161.6
Adjustments to arrive at net cash used in operating activities:
Restructure of operations	-	17.2
Depreciation and amortization	101.2	97.4
Changes in other assets and liabilities, net	(496.1)	(300.2)
Other, net	11.1	(2.7)

Net cash used in operating activities	(137.2)	(26.7)

Cash flows from investing activities:
Capital expenditures	(50.1)	(55.9)
Investments and acquisitions, net of cash	-	(85.2)
Proceeds from business disposition	699.3	-
Proceeds from sale of property, plant and equipment	19.8	17.9
Other, net	(5.1)	(6.7)

Net cash provided by (used in) investing activities	663.9	(129.9)

Cash flows from financing activities:
Increase in short-term borrowings	21.0	138.7
Proceeds from long-term debt	3.3	1.5
Payments of long-term debt	(742.4)	(7.2)

Net change in debt	(718.1)	133.0
Dividends paid	(57.6)	(57.3)
Proceeds from exercise of stock options	13.7	35.6

Net cash (used in) provided by financing activities	(762.0)	111.3

Net cash (used in) provided by discontinued operations	(8.0)	47.8

Effect of exchange rate changes on cash and cash equivalents	9.2	7.4

Net (decrease) increase in cash and cash equivalents	(234.1)	9.9
Cash and cash equivalents - beginning of period	342.2	114.0

Cash and cash equivalents - end of period	$ 108.1	$ 123.9

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position and results of operations for the three and six months ended June 30, 2003 and 2002.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2002.  The accompanying condensed consolidated financial statements restate the three and six months ended June 30, 2002 amounts previously presented to report the Company's Engineered Solutions Segment as discontinued operations.

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

The following table is presented in accordance with Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	Three months		Six months
	ended June 30,		ended June 30,

In millions, except per share amounts	2003	2002	2003	2002

Net earnings (loss), as reported	$139.3	$107.4	$292.5	$(446.2)
Add: Stock-based employee compensation
expense included in reported net
income, net of tax	9.7	1.0	7.2	7.7
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	16.2	7.9	20.7	22.2

Pro forma net earnings (loss)	$ 132.8	$ 100.5	$ 279.0	$ (460.7)

Basic earnings (loss) per share:
As reported	$ 0.82	$ 0.64	$ 1.73	$ (2.64)
Pro forma	0.78	0.59	1.65	(2.73)

Diluted earnings (loss) per share:
As reported	$ 0.81	$ 0.63	$ 1.72	$ (2.62)
Pro forma	0.78	0.59	1.64	(2.71)

Note 3-Effective February 16, 2003, the Company continued its business portfolio realignment by selling its Engineered Solutions Segment (the Business), previously included as part of the Company's Industrial Solutions Sector, to The Timken Company (Timken).  The consideration received consisted of approximately $700 million in cash and approximately 9.4 million shares of Timken common stock valued at $140 million at the date of sale.  The Company realized an after-tax gain of $53.1 million on the disposition, which is included in "Discontinued operations, net of tax."  The gain is subject to working capital and other final purchase price adjustments.  The Company recorded additional costs and liabilities primarily relating to employee benefits in the calculation of the after-tax gain.  The Business consisted of the Company's worldwide operations related to precision bearings and motion-control components and assemblies, and included the Torrington, Fafnir, Kilian, Nadella and IRB brands.  The Business employed approximately 10,000 people and operated 27 plants throughout the world.

Discontinued operations also includes costs related to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  These costs include retained employee benefits and product liability.

Net sales and pretax (loss) earnings for discontinued operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

In millions	2003	2002	2003	2002

Net sales	$ -	$ 321.0	$ 145.0	$ 609.9
Pretax (loss) earnings	(20.2)	26.3	(10.5)	43.0

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

In accordance with the purchase agreement, certain assets and liabilities, such as environmental, product liability, tax, and employee-related costs, of the Company's Engineered Solutions Segment were retained by the Company, and have been excluded from the above presentation.  Additionally, the Company guaranteed Timken a specified value for its ownership interest in a joint venture when it is sold pursuant to certain terms of the joint venture agreement.  During the second quarter, this ownership interest was sold and the Company was not required to pay any amount relating to this guarantee.

Note 4 - During the third quarter of 2000, the Company commenced a restructuring program, which included actions such as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes.  During the fourth quarter of 2001, the Company commenced a second restructuring program primarily to reduce the general and administrative expenses across the Company.  These programs include certain costs that are identified in Staff Accounting Bulletin 100, "Restructuring and Impairment Charges," and Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," as restructuring charges, as well as other related costs that do not meet the criteria to be classified as restructuring charges.  Nonrecurring costs associated with these activities not qualifying as restructuring charges are referred to as "productivity investments" and have been charged to "Cost of goods sold" and "Selling and administrative expenses."  Substantially all cash payments, except those relating to the Corporate Center, are expected to be paid by the end of 2003.  Remaining amounts relate primarily to ongoing lease commitments and employee related liabilities. The Company realized lower costs and improved customer service in all segments as a result of these actions. The Company manages the 2000 and 2001 programs as a single restructuring program.  Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program are expected to be approximately 5,000.  As of June 30, 2003, all segments, except Corporate Center, have either completed their employee terminations, or have a minimal number of employees (less than 20) still expected to be terminated.  These terminations included both the salaried and hourly employee groups.  All 21 of the manufacturing facilities were closed at December 31, 2002.

A reconciliation of the consolidated restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee
	termination	Facility
In millions	costs	exit costs	Total

Balance at December 31, 2002	$ 20.1	$ 6.2	$ 26.3
Cash payments	(8.8)	(2.2)	(11.0)

Balance at June 30, 2003	$ 11.3	$ 4.0	$15.3

Details by segment of the above reconciliation are as follows:

Climate Control
As of December 31, 2002, all identified manufacturing locations had been closed, the outsourcing of certain product manufacturing was completed and all identified employees were terminated.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 2.2	$ 2.7	$ 4.9
Cash payments	(0.8)	(0.9)	(1.7)

Balance at June 30, 2003	$ 1.4	$ 1.8	$ 3.2

Air and Productivity Solutions
As of December 31, 2002, all identified manufacturing locations had been closed.  As of June 30, 2003, a minimal number of employees are still expected to be terminated.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 0.6	$ 2.6
Cash payments	(0.6)	(0.9)

Balance at June 30, 2003	$ -	$ 1.7

Dresser-Rand
As of December 31, 2002, the organizational realignment and the closure of the non-manufacturing locations were complete.  As of June 30, 2003, all identified employees were terminated.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 3.2	$ 0.5	$ 3.7
Cash payments	(2.7)	-	(2.7)

Balance at June 30, 2003	$ 0.5	$ 0.5	$ 1.0

Infrastructure
As of December 31, 2002, all identified manufacturing locations had been closed.  As of June 30, 2003, a minimal number of employees are still expected to be terminated.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs	Total

In millions	Phase I	Phase II	Phase II	Phase I	Phase II

Balance at December 31, 2002	$ 1.5	$ 0.1	$ 0.6	$ 1.5	$ 0.7
Cash payments	(1.1)	(0.1)	(0.4)	(1.1)	(0.5)

Balance at June 30, 2003	$ 0.4	$ -	$ 0.2	$ 0.4	$ 0.2

Security and Safety
As of December 31, 2002, all identified manufacturing locations had been closed.  As of June 30, 2003, a minimal number of employees are still expected to be terminated.

A reconciliation of the restructuring reserve for the Phase I program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase I	Phase I	Phase I

Balance at December 31, 2002	$ 0.7	$ 2.4	$ 3.1
Cash payments	(0.2)	(0.9)	(1.1)

Balance at June 30, 2003	$ 0.5	$ 1.5	$ 2.0

Corporate Center
As of June 30, 2003, 218 employees were terminated, with an additional 178 in staff reductions related to outsourcing of back-office functions remaining.  The Company has recently begun an evaluation to consider revising the original scope of the accounts payable portion of the outsourcing project.  Pending the outcome of this evaluation and discussions with the third party outsourcing firm, it is possible that the number of employees to be terminated may be reduced, in which case a corresponding amount of the remaining accrual would be reversed.  The Company expects to complete this evaluation in the third quarter of 2003.

The savings associated with the corporate restructuring activities are realized in the segments due to the reduction of employees in business units' back office operations.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 2.8	$ 6.4
Cash payments	(2.3)	(0.1)

Balance at June 30, 2003	$ 0.5	$ 6.3

Note 5 - Inventories are stated at cost, which is not in excess of market.  Most U.S. manufactured inventories, excluding the Climate Control and Dresser-Rand Segments, are valued on the last-in, first-out (LIFO) method.  All other inventories are valued using the first-in, first-out (FIFO) method.  The composition of inventories is as follows:

In millions	June 30, 2003	December 31, 2002

Raw materials and supplies	$ 308.5	$ 307.1
Work-in-process	311.4	361.4
Finished goods	711.0	628.7

	1,330.9	1,297.2
Less - LIFO reserve	108.5	107.4

Total	$ 1,222.4	$ 1,189.8

Note 6 - The changes in the carrying amount of goodwill for the six months ended June 30, 2003, is as follows:

		Air and
	Climate	Productivity	Dresser-		Security
In millions	Control	Solutions	Rand	Infrastructure	and Safety	Total

Balance at December 31, 2002	$ 2,476.3	$ 108.7	$ 24.4	$ 895.1	$ 501.0	$ 4,005.5
Additions and adjustments
to goodwill*	0.1	-	-	(0.5)	0.8	0.4
Translation adjustments	61.8	2.6	-	4.2	18.6	87.2

Balance at June 30, 2003	$ 2,538.2	$ 111.3	$ 24.4	$ 898.8	$ 520.4	$ 4,093.1

* Represents adjustments as a result of final allocations of purchase price.

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets:

	June 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization

Customer relationships	$ 383.7	$ 29.6	$ 383.7	$ 24.5
Installed service base	235.8	19.7	235.8	16.8
Software	114.7	25.7	101.4	16.6
Trademarks	7.1	6.1	7.1	5.9
Other	68.6	31.9	62.1	28.9

Total amortizable intangible assets	809.9	113.0	790.1	92.7
Total indefinite lived intangible assets - trademark	193.5	-	193.5	-

Total	$ 1,003.4	$ 113.0	$ 983.6	$ 92.7

Intangible asset amortization expense for the three months ended June 30, 2003 and 2002 was $11.3 million and $7.1 million, respectively.  Intangible asset amortization expense for the six months ended June 30, 2003 and 2002 was $22.1 million and $15.8 million, respectively.  Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $42.1 million in 2004, $40.4 million in 2005, $39.3 million in 2006, $26.7 million in 2007, and $21.8 million in 2008.

During the six months ended June 30, 2003, the Company recorded software additions in the amount of $11.0 million, with an amortization period of five years.  During the second quarter of 2003, the Company abandoned certain software it was in the process of implementing.  The Company recorded in "Cost of goods sold" a non-cash charge of approximately $5.5 million associated with this decision.  Additionally, in the second quarter of 2003, the Company reclassified $10.7 million of software, and related accumulated amortization of $1.1 million, which was previously recorded as property, plant and equipment.

Note 7 - Information on basic and diluted shares is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

In millions	2003	2002	2003	2002

Weighted-average number of basic shares	169.5	169.0	169.4	168.7
Shares issuable under incentive stock plans	1.4	2.2	0.9	1.8

Weighted-average number of diluted shares	170.9	171.2	170.3	170.5

Diluted earnings per share computations for the three months ended June 30, 2003 and 2002 excluded the weighted-average effect of the assumed exercise of approximately 5.5 million and 4.7 million shares issuable under stock benefit plans, respectively.  Excluded for the six months ended June 30, 2003 and 2002 were 6.7 million and 5.1 million shares, respectively.  These shares were excluded because the effect on the computation of earnings per share would be anti-dilutive.

Note 8 -The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

In millions	2003	2002	2003	2002

Net earnings (loss)	$139.3	$107.4	$292.5	$(446.2)
Other comprehensive income (loss):
Foreign currency translation adjustment	122.3	103.5	179.3	77.3
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax	(11.4)	0.5	(15.4)	0.5
Unrealized gain on marketable securities, net of tax	10.9	-	15.1	-
Minimum pension liability adjustment, net of tax	-	-	(57.6)	-

Comprehensive income (loss)	$ 261.1	$211.4	$ 413.9	$(368.4)

Included in accumulated other comprehensive income at June 30, 2003, is $12.7 million related to the fair value of derivatives qualifying as cash flow hedges, of which $13.6 million of expense is expected to be reclassified to earnings over the twelve-month period ending June 30, 2004.  Additionally, $0.9 million, related to an interest rate swap used as a cash flow hedge of the forecasted issuance of debt, will be reclassified to earnings over the two-year period beginning July 1, 2004.  The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions.  No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.  At June 30, 2003, the maximum term of derivative instruments that hedge forecasted transactions, for foreign currency and commodity hedges, was 12 months.

In connection with the sale of the Engineered Solutions Segment to Timken, effective February 16, 2003, the Company received approximately 9.4 million shares of Timken common stock valued at $140 million at the time of sale.  For the three and six months ended June 30, 2003, the Company recorded unrealized gains of $10.9 million, net of tax, and $15.1 million, net of tax, respectively, on the appreciation of the Timken shares.

The first quarter 2003 sale of the Company's Engineered Solutions Segment was a significant event to the Company's largest U.S. pension plan. Most eligible U.S. employees of the Engineered Solutions Segment were covered by this plan.  A remeasurement of that plan's assets and obligations was required as of the date of the sale.   The assumptions used to remeasure this plan as of the date of sale were a discount rate of 6.50%, a 4.00% rate of compensation increase and an expected return on plan assets of 8.75%.  As a result of this remeasurement, the Company recognized an increase in its additional minimum pension liability, with an after-tax charge to equity of $57.6 million in the first quarter of 2003.

Note 9 - The Company is involved in various litigations, claims and administrative proceedings, including environmental and product liability matters.  Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available.  Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that the liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

In assessing its potential environmental liability, the Company bases its estimates on current laws and regulations and current remediation technologies.  The Company does not discount its liability or assume any insurance recoveries.

IR-New Jersey, a Company subsidiary, is a defendant in numerous asbestos-related lawsuits in state and federal courts.  In virtually all of the suits a large number of other companies have also been named as defendants.  The claims against IR-New Jersey generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey's products.  Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components such as gaskets purchased from  third-party suppliers

In assessing its potential asbestos liability, the Company bases its estimates on current laws, an assessment of the nature of current claims, its claims settlement experience and insurance coverage.  All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the six months ended June 30, 2003, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $7.7 million, as compared to $13.0 million for the full year 2002.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them.

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

The Company sells product on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers.  Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $21.0 million including consideration of ultimate net loss provisions.  The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred  relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability.  Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

Beginning in 2005, the Company could be required to purchase its partner's interest in a joint venture. Currently, the Company estimates the target purchase price for the remaining 70 percent interest to be approximately $230 million, however, this price is contingent upon the future operating performance of the joint venture.

The Company has remained contingently liable for approximately $46.7 million relating to performance bonds associated with prior sale of products of IDP, which the Company divested in 2000.  The acquirer of IDP is the primary obligor under these performances bonds, however, should the acquirer default under these arrangements the Company would be required to satisfy these financial obligations.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $6.4 million at June 30, 2003.  These amounts are not accrued as the Company intends on exporting the product to another country for final sale.  In the normal course of business, the Company has issued several third party guarantees, on behalf of suppliers, distributors and a joint venture partner, which were less then $10 million at June 30, 2003.

In connection with the disposition of certain businesses and facilities the Company has indemnified the purchases for the expected cost of remediation of environment contamination, if any, existing on the date of disposition.  Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warrant liability for the six months ended June 30, 2003.

In millions

Balance at December 31, 2002	$ 136.0
Reductions for payments	(38.8)
Accruals for warranties issued during the period	40.8
Changes to accruals related to preexisting warranties	(4.4)

Balance at June 30, 2003	$ 133.6

Note 10 - A summary of operations by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

In millions	2003	2002	2003	2002

Net sales
Climate Control	$ 655.6	$ 615.2	$ 1,213.1	$ 1,129.7
Industrial Solutions:
Air and Productivity Solutions	352.9	323.1	673.2	633.2
Dresser-Rand	337.1	234.7	615.2	446.5

	690.0	557.8	1,288.4	1,079.7
Infrastructure	791.2	729.3	1,452.3	1,364.4
Security and Safety	388.3	364.1	770.0	709.6

Total	$ 2,525.1	$ 2,266.4	$ 4,723.8	$ 4,283.4

Operating income (loss)
Climate Control	$ 55.3	$ 37.3	$ 80.4	$ 60.5
Industrial Solutions:
Air and Productivity Solutions	21.6	13.9	45.2	39.5
Dresser-Rand	8.0	0.2	12.2	(0.2)

	29.6	14.1	57.4	39.3
Infrastructure	100.5	89.7	169.1	152.4
Security and Safety	66.6	64.3	137.1	130.4
Unallocated corporate expense	(32.5)	(29.9)	(59.1)	(56.2)

Total	$ 219.5	$ 175.5	$ 384.9	$ 326.4

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

Condensed Consolidating Income Statement
For the three months ended June 30, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 332.5	$ 2,192.6	$ -	$ 2,525.1
Cost of goods sold	-	261.9	1,645.7	-	1,907.6
Selling and administrative expenses	-	103.2	294.8	-	398.0

Operating income	-	(32.6)	252.1	-	219.5
Equity earnings in affiliates (net of tax)	154.8	133.8	18.2	(306.8)	-
Interest expense	-	(34.3)	(9.7)	-	(44.0)
Intercompany interest and fees	(1.4)	(98.6)	100.0	-	-
Other income (expense), net	(0.3)	(16.0)	18.9	-	2.6

Earnings before income taxes	153.1	(47.7)	379.5	(306.8)	178.1
(Benefit) provision for income taxes	-	(65.9)	90.9	-	25.0

Earnings (loss) from continuing operations	153.1	18.2	288.6	(306.8)	153.1
Discontinued operations, net of tax	(13.8)	(13.5)	(32.2)	45.7	(13.8)

Net earnings (loss)	$ 139.3	$ 4.7	$ 256.4	$ (261.1)	$ 139.3

Condensed Consolidating Income Statement
For the three months ended June 30, 2002
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 344.5	$ 1,921.9	$ -	$ 2,266.4
Cost of goods sold	-	255.3	1,474.7	-	1,730.0
Selling and administrative expenses	-	75.4	278.5	-	353.9
Restructuring charges	-	3.6	3.4	-	7.0

Operating income	-	10.2	165.3	-	175.5
Equity earnings in affiliates (net of tax)
before the cumulative effect of change in
accounting principle	91.3	63.7	(40.5)	(114.5)	-
Interest expense	-	(45.9)	(13.2)	-	(59.1)
Intercompany interest and fees	(0.2)	(95.9)	96.1	-	-
Other income (expense), net	-	(11.2)	0.3	-	(10.9)

Earnings before income taxes	91.1	(79.1)	208.0	(114.5)	105.5
(Benefit) provision for income taxes	-	(49.5)	63.9	-	14.4

Earnings (loss) from continuing operations	91.1	(29.6)	144.1	(114.5)	91.1
Discontinued operations, net of tax	16.3	15.8	14.5	(30.3)	16.3

Net earnings (loss)	$ 107.4	$ (13.8)	$ 158.6	$ (144.8)	$ 107.4

Condensed Consolidating Income Statement
For the six months ended June 30, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 618.4	$ 4,105.4	$ -	$ 4,723.8
Cost of goods sold	-	501.5	3,095.6	-	3,597.1
Selling and administrative expenses	-	175.7	566.1	-	741.8

Operating income	-	(58.8)	443.7	-	384.9
Equity earnings in affiliates (net of tax)	249.6	206.9	(32.8)	(423.7)	-
Interest expense	-	(75.8)	(18.3)	-	(94.1)
Intercompany interest and fees	(2.8)	(217.1)	219.9	-	-
Other income (expense), net	(0.2)	(23.9)	20.1	-	(4.0)

Earnings before income taxes	246.6	(168.7)	632.6	(423.7)	286.8
(Benefit) provision for income taxes	-	(135.9)	176.1	-	40.2

Earnings (loss) from continuing operations	246.6	(32.8)	456.5	(423.7)	246.6
Discontinued operations, net of tax	45.9	78.2	(8.8)	(69.4)	45.9

Net earnings (loss)	$ 292.5	$ 45.4	$ 447.7	$ (493.1)	$ 292.5

Condensed Consolidating Income Statement
For the six months ended June 30, 2002
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 621.2	$ 3,662.2	$ -	$ 4,283.4
Cost of goods sold	-	459.9	2,800.1	-	3,260.0
Selling and administrative expenses	-	140.5	539.3	-	679.8
Restructuring charges	-	9.4	7.8	-	17.2

Operating income	-	11.4	315.0	-	326.4
Equity earnings in affiliates (net of tax)
before the cumulative effect of change in
accounting principle	61.6	145.5	(40.5)	(166.6)	-
Interest expense	-	(93.8)	(24.5)	-	(118.3)
Intercompany interest and fees	100.0	(191.3)	91.3	-	-
Other income (expense), net	-	(17.4)	(3.4)	-	(20.8)

Earnings before income taxes	161.6	(145.6)	337.9	(166.6)	187.3
(Benefit) provision for income taxes	-	(105.1)	130.8	-	25.7

Earnings (loss) from continuing operations	161.6	(40.5)	207.1	(166.6)	161.6
Discontinued operations, net of tax	26.7	27.4	26.6	(54.0)	26.7

Earnings (loss) before cumulative effect
of change in accounting principle	188.3	(13.1)	233.7	(220.6)	188.3
Cumulative effect of change in accounting
principle, net of tax	(634.5)	(634.5)	(634.5)	1,269.0	(634.5)

Net (loss) earnings	$ (446.2)	$ (647.6)	$ (400.8)	$ 1,048.4	$ (446.2)

Condensed Consolidating Balance Sheet
June 30, 2003

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ -	$ 5.4	$ 102.7	$ -	$ 108.1
Marketable securities	-	164.5	1.1	-	165.6
Accounts and notes receivable, net	0.9	201.3	1,303.2	-	1,505.4
Inventories, net	-	164.8	1,057.6	-	1,222.4
Prepaid expenses and deferred income taxes		50.6	203.6	-	254.2
Accounts and notes receivable affiliates	-	-	10,504.6	(10,504.6)	-

Total current assets	0.9	586.6	13,172.8	(10,504.6)	3,255.7

Investment in affiliates	4,187.0	12,453.0	3,695.9	(20,335.9)	-
Property, plant and equipment, net	-	265.4	977.8	-	1,243.2
Intangible assets, net	-	163.9	4,819.6	-	4,983.5
Other assets	-	134.6	608.4	-	743.0

Total assets	$ 4,187.9	$ 13,603.5	$ 23,274.5	$ (30,840.5)	$ 10,225.4

Current liabilities:
Accounts payable and accruals	$ 4.7	$ 276.3	$ 1,855.1	$ -	$ 2,136.1
	12.0	564.9	122.4	-	699.3
Accounts and note payable affiliates	322.0	3,027.9	7,154.7	(10,504.6)	-

Total current liabilities	338.7	3,869.1	9,132.2	(10,504.6)	2,835.4

Long-term debt	-	1,604.4	231.8	-	1,836.2
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	25.0	1,679.6	-	1,704.6

Total liabilities	338.7	9,145.9	11,043.6	(14,152.0)	6,376.2

Shareholders' equity:
Class A common shares	169.7	-	-	-	169.7
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-		2,362.8	(2,362.8)	-
Other shareholders' equity	8,754.9	5,353.5	14,568.8	(24,606.0)	4,071.2
Accumulated other comprehensive income	(70.3)	(420.9)	(35.3)	134.8	(391.7)

	8,989.6	4,932.6	16,896.3	(26,969.3)	3,849.2
Less: Contra account	(5,140.4)	(475.0)	(4,665.4)	10,280.8	-

Total shareholders' equity	3,849.2	4,457.6	12,230.9	(16,688.5)	3,849.2

Total liabilities and equity	$ 4,187.9	$ 13,603.5	$ 23,274.5	$ (30,840.5)	$ 10,225.4

Condensed Consolidating Balance Sheet
December 31, 2002

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:

Cash and cash equivalents	$ -	$ 209.0	$ 133.2	$ -	$ 342.2
Marketable securities	-	-	1.8	-	1.8
Accounts and notes receivable, net	-	113.6	1,291.7	-	1,405.3
Inventories, net	-	136.1	1,053.7	-	1,189.8
Prepaid expenses and deferred income taxes	-	55.2	324.1	-	379.3
Assets held for sale	-	1.4	792.6	-	794.0
Accounts and notes receivable affiliates	1.3	-	10,554.3	(10,555.6)	-

Total current assets	1.3	515.3	14,151.4	(10,555.6)	4,112.4

Investment in affiliates	3,768.6	12,239.1	3,313.6	(19,321.3)	-
Property, plant and equipment, net	-	265.0	1,014.9	-	1,279.9
Intangible assets, net	-	173.3	4,723.1	-	4,896.4
Other assets	0.1	(37.8)	558.6	-	520.9

Total assets	$ 3,770.0	$ 13,154.9	$ 23,761.6	$ (29,876.9)	$ 10,809.6

Current liabilities:
Accounts payable and accruals	$ -	$ 104.3	$ 2,243.1	$ -	$ 2,347.4
Loans payable	-	1,073.2	82.3	-	1,155.5
Liabilities held for sale	-	-	295.2	-	295.2
Accounts and note payable affiliates	291.8	3,236.7	7,027.1	(10,555.6)	-

Total current liabilities	291.8	4,414.2	9,647.7	(10,555.6)	3,798.1

Long-term debt	-	1,854.8	237.3	-	2,092.1
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	95.6	1,345.6	-	1,441.2

Total liabilities	291.8	10,012.0	11,230.6	(14,203.0)	7,331.4

Shareholders' equity:
Class A common shares	169.2	-	-	-	169.2
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,551.7	4,040.8	15,034.2	(23,804.6)	3,822.1
Accumulated other comprehensive income	(191.6)	(418.9)	(158.6)	256.0	(513.1)

	8,664.6	3,621.9	17,238.4	(26,046.7)	3,478.2
Less: Contra account	(5,186.4)	(479.0)	(4,707.4)	10,372.8	-

Total shareholders' equity	3,478.2	3,142.9	12,531.0	(15,673.9)	3,478.2

Total liabilities and equity	$ 3,770.0	$ 13,154.9	$ 23,761.6	$ (29,876.9)	$ 10,809.6

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2003

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$ 34.9	$ 178.6	$ (350.7)	$ -	$ (137.2)

Cash flows from investing activities:
Capital expenditures	-	(10.5)	(39.6)	-	(50.1)
Proceeds from business disposition	43.0	395.5	260.8	-	699.3
Proceeds from sale of property, plant and
equipment	-	-	19.8	-	19.8
Other, net	-	-	(5.1)	-	(5.1)

Net cash provided by investing activities	43.0	385.0	235.9	-	663.9

Cash flows from financing activities:
Net change in debt	12.0	(758.7)	28.6	-	(718.1)
Dividends (paid) received	(103.6)	4.0	42.0	-	(57.6)
Proceeds from the exercise of stock options	13.7	-	-	-	13.7

Net cash (used in) provided by financing activities	(77.9)	(754.7)	70.6	-	(762.0)

Net cash (used in) by discontinued operations	-	(12.5)	4.5	-	(8.0)

Effect of exchange rate changes on cash and
cash equivalents	-	-	9.2	-	9.2

Net decrease in cash and cash equivalents	-	(203.6)	(30.5)	-	(234.1)
Cash and cash equivalents - beginning of period	-	209.0	133.2	-	342.2

Cash and cash equivalents - end of period	$ -	$ 5.4	$ 102.7	$ -	$ 108.1

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2002

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$ 67.7	$ (68.0)	$ (26.4)	$ -	$ (26.7)

Cash flows from investing activities:
Capital expenditures	-	(8.0)	(47.9)	-	(55.9)
Investments and acquisitions, net of cash	-	-	(85.2)	-	(85.2)
Proceeds from sale of property, plant and
equipment	-	1.9	16.0	-	17.9
Other, net	-	-	(6.7)	-	(6.7)

Net cash used in investing activities	-	(6.1)	(123.8)	-	(129.9)

Cash flows from financing activities:
Net change in debt	-	113.6	19.4	-	133.0
Dividends (paid) received	(103.3)	3.8	42.2	-	(57.3)
Proceeds from the exercise of stock options	35.6	-	-	-	35.6

Net cash (used in) provided by financing activities	(67.7)	117.4	61.6	-	111.3

Net cash provided by discontinued operations	-	(7.4)	55.2	-	47.8

Effect of exchange rate changes on cash and
cash equivalents	-	-	7.4	-	7.4

Net increase (decrease) in cash and cash equivalents	-	35.9	(26.0)	-	9.9
Cash and cash equivalents - beginning of period	-	23.4	90.6	-	114.0

Cash and cash equivalents - end of period	$ -	$ 59.3	$ 64.6	$ -	$ 123.9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended June 30, 2003 and 2002
Earnings from continuing operations for the second quarter of 2003 were $153.1 million, or diluted earnings per share of $0.89, compared with $91.1 million and $0.53 diluted earnings per share in the comparable quarter of 2002.

	Three months ended June 30,

Dollar amounts in millions	2003	2002

Net sales	$ 2,525.1	$ 2,266.4
Cost of goods sold	1,907.6	1,730.0
Selling and administrative expenses	398.0	353.9
Restructuring charges	-	7.0

Operating income	$ 219.5	$ 175.5

Operating margin	8.7%	7.7%

Cost of goods sold and selling and administrative expenses in 2002 include $8.2 million of charges for productivity investments.  Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements.  Charges for productivity investments are expensed as incurred. See "Restructuring Charges" for further discussion.

Net Sales
Revenues for the second quarter of 2003 increased by approximately 11% over the comparable quarter of 2002.  Currency translation accounted for approximately 5% of the increase, while higher volumes accounted for approximately 4%.  The remaining increase was mainly attributable to the results of acquisitions and pricing.  Sales across all business segments were higher.  The Company continues to make progress in increasing recurring revenues, which include revenues derived from installation, parts and service.  Total recurring revenues accounted for 24% of total revenues.

Cost of Goods Sold
Cost of goods sold in the second quarter of 2003 was 75.5% of sales as compared to 76.3% in 2002.  The decrease was mainly due the benefits associated with the restructuring programs and increased productivity, and the elimination of charges related to productivity investments, which were $6.3 million in 2002.  These benefits were partially offset by increased pension and other employee benefit costs.

Selling and Administrative Expenses
Selling and administrative expenses in the second quarter of 2003 were 15.8% of sales as compared to 15.6% in 2002.  The benefits associated with the restructuring programs and increased productivity, as well as the elimination of charges related to productivity investments, which were $1.9 million in 2002 had a positive effect.  These benefits were more than offset by higher pension and other employee benefit costs.

Operating Income
Operating income for the second quarter of 2003 increased by approximately 25%.  The increase was mainly due to the benefits associated with the restructuring programs and increased productivity, the elimination of costs associated with restructuring and productivity investments, pricing, higher volumes, and the effects of currency translation.  These positive results were partially offset by increased pension and other employee benefit costs.

Interest Expense
Interest expense for the second quarter of 2003 was $44.0 million, a decrease of $15.1 million from the second quarter of 2002.  The decrease is attributable to lower year-over-year debt levels resulting primarily from the repayment of $700 million of debt in the first quarter of 2003, and a decline in short-term interest rates.

Other Income (Expense), net
Other income (expense), net includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items.  Other income (expense), net aggregated $2.6 million of income in the second quarter of 2003 as compared with $10.9 million of expense in 2002, primarily related to higher foreign exchange gains.

Provision for Income Taxes
The Company's second quarter 2003 provision for income taxes was $25.0 million, as compared to $14.4 million in 2002.  The Company's effective tax rate of 14% for the second quarter of 2003 is consistent with the 13.7% effective tax rate for continuing operations for the second quarter of 2002.  The Company is carefully monitoring the current legislative activity concerning inversions and is confident it will be able to achieve an effective tax rate of 14% for 2003.

Backlog
Incoming orders for the second quarter of 2003 totaled $2.4 billion, which was comparable to the second quarter of 2002.  The Company's backlog of orders at June 30, 2003, believed to be firm, was $1.5 billion, which approximates the balance from December 31, 2002.

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

Discontinued operations, net of tax, for the second quarter of 2003, amounted to $13.8 million of expense, which includes a $5.9 million charge for the repayment of excess antidumping receipts and continuing costs of the Business.  The remaining portion of discontinued operations includes costs relative to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  IDP costs include employee benefits and product liability costs.  Discontinued operations, net of tax, for the second quarter of 2002, amounted to $16.3 million of income, which includes the results of the Business and IDP costs.

Results of Operations - Six Months Ended June 30, 2003 and 2002
Earnings from continuing operations for the six months ended June 30, 2003 were $246.6 million, or diluted earnings per share of $1.45, compared with $161.6 million and $0.95 diluted earnings per share in the comparable period of 2002.

	Six months ended June 30,

Dollar amounts in millions	2003	2002

Net sales	$ 4,723.8	$ 4,283.4
Cost of goods sold	3,597.1	3,260.0
Selling and administrative expenses	741.8	679.8
Restructuring charges	-	17.2

Operating income	$ 384.9	$ 326.4

Operating margin	8.1%	7.6%

Cost of goods sold and selling and administrative expenses in 2002 include $17.9 million of charges for productivity investments.  Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements.  Charges for productivity investments are expensed as incurred. See "Restructuring Charges" for further discussion.

Net Sales
Revenues for the six months ended June 30, 2003, increased by approximately 10% over the comparable period of 2002.  Currency translation accounted for approximately 5% of the increase, while higher volumes accounted for approximately 3%.  The remaining increase was mainly attributable to the results of acquisitions and pricing.  Sales across all business segments were higher.  The Company continues to make progress in increasing recurring revenues, which include revenues derived from installation, parts and service.  Total recurring revenues accounted for 25% of total revenues for the six months ended June 30, 2003.

Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2003 and 2002, were 76.1% of sales.  The benefits associated with the restructuring programs and increased productivity, and the elimination of charges related to productivity investments, which were $13.7 million in 2002, were offset by increased pension and other employee benefit costs.

Selling and Administrative Expenses
Selling and administrative expenses for the six months ended June 30, 2003, were 15.7% of sales as compared to 15.9% in 2002.  The benefits associated with the restructuring programs and increased productivity, as well as the elimination of charges related to productivity investments, which were $4.2 million in 2002 had a positive effect.  These benefits were partially offset by higher pension and other employee benefit costs.

Operating Income
Operating income for the six months ended June 30, 2003, increased by approximately 18%.  The increase was mainly due to the benefits associated with the restructuring programs and increased productivity, the elimination of costs associated with restructuring and productivity investments, pricing, higher volumes, and the effects of currency translation.  These positive results were partially offset by increased pension and other employee benefit costs.

Interest Expense
Interest expense for the six months ended June 30, 2003, was $94.1 million, a decrease of $24.2 million from the comparable period of 2002.  The decrease is attributable to lower year-over-year debt levels resulting primarily from the repayment of $700 million of debt in the first quarter of 2003, and a decline in short-term interest rates.

Other Income (Expense), net
Other income (expense), net includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items.  Other income (expense), net aggregated $4.0 million of expense for the six months ended June 30, 2003, as compared with $20.8 million of expense in 2002.  Higher foreign exchange gains and lower miscellaneous expense items accounted for the majority of the change.

Provision for Income Taxes
The Company's provision for income taxes for the six months ended June 30, 2003, was $40.2 million, as compared to $25.7 million in 2002.  The Company's effective tax rate of 14% for the six months ended June 30, 2003, is consistent with the 13.7% effective tax rate for continuing operations for the comparable period of 2002.

Discontinued Operations
Discontinued operations, net of tax, for the six months ended June 30, 2003, amounted to $45.9 million, which includes the gain on sale of $53.4 million and a $5.9 million charge for the repayment of excess antidumping receipts.  The remaining portion of discontinued operations includes the results of the Business until its sale and costs relative to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  IDP costs include employee benefits and product liability costs.  Discontinued operations, net of tax, for the six months ended June 30, 2002, amounted to $26.7 million, which includes the results of the Business and IDP costs.

Restructuring Charges
During the third quarter of 2000, the Company commenced a restructuring program, which included such actions as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes.  During the fourth quarter of 2001, the Company commenced a second restructuring program primarily to reduce the general and administrative expenses across the Company.  These programs include certain costs that are identified in Staff Accounting Bulletin 100 and Emerging Issues Task Force (EITF) 94-3 as restructuring, as well as other related costs that do not meet the criteria to be classified as restructuring charges.  Nonrecurring costs associated with these activities not qualifying as restructuring charges are referred to as "productivity investments" and have been charged to "Cost of sales" and "Selling and administrative expenses. Substantially all cash payments, except those relating to the Corporate Center, are expected to be paid by the end of 2003.  Remaining amounts relate primarily to ongoing lease commitments and employee related liabilities.  The Company realized lower costs and improved customer service in all segments as a result of these actions.  The Company manages the 2000 and 2001 programs as a single restructuring program.  Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program are expected to be approximately 5,000.  As of June 30, 2003, all segments, except Corporate Center, have either completed their employee terminations, or have a minimal number of employees (less than 20) still expected to be terminated.  These terminations included both the salaried and hourly employee groups.  All 21 of the manufacturing facilities were closed at December 31, 2002.

The planned benefit of the program is estimated to be approximately $200 million on an annual basis once fully implemented.  Due to the timing of completion of facility-related projects, the first year of full realization of the benefits is expected to be 2003.

A reconciliation of the consolidated restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee
	termination	Facility
In millions	costs	exit costs	Total

Balance at December 31, 2002	$ 20.1	$ 6.2	$ 26.3
Cash payments	(8.8)	(2.2)	(11.0)

Balance at June 30, 2003	$ 11.3	$ 4.0	$15.3

Climate Control
As of December 31, 2002, all identified manufacturing locations had been closed, the outsourcing of certain product manufacturing was completed and all identified employees were terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $35 million.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 2.2	$ 2.7	$ 4.9
Cash payments	(0.8)	(0.9)	(1.7)

Balance at June 30, 2003	$ 1.4	$ 1.8	$ 3.2

Air and Productivity Solutions
As of December 31, 2002, all identified manufacturing locations had been closed.  As of June 30, 2003, a minimal number of employees are still expected to be terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $60 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 0.6	$ 2.6
Cash payments	(0.6)	(0.9)

Balance at June 30, 2003	$ -	$ 1.7

Dresser-Rand
As of December 31, 2002, the organizational realignment and the closure of the non-manufacturing locations were complete.  As of June 30, 2003, all identified employees were terminated.  The expected annual savings is approximately $48 million.  It is estimated that this Segment has realized approximately $38 million of savings.

 A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 3.2	$ 0.5	$ 3.7
Cash payments	(2.7)	-	(2.7)

Balance at June 30, 2003	$ 0.5	$ 0.5	$ 1.0

Infrastructure
As of December 31, 2002, all identified manufacturing locations had been closed.  As of June 30, 2003, a minimal number of employees are still expected to be terminated.    It is estimated that this Segment has realized its expected annual savings of approximately $29 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs	Total

In millions	Phase I	Phase II	Phase II	Phase I	Phase II

Balance at December 31, 2002	$ 1.5	$ 0.1	$ 0.6	$ 1.5	$ 0.7
Cash payments	(1.1)	(0.1)	(0.4)	(1.1)	(0.5)

Balance at June 30, 2003	$ 0.4	$ -	$ 0.2	$ 0.4	$ 0.2

Security and Safety
As of December 31, 2002, all identified manufacturing locations had been closed.  As of June 30, 2003, a minimal number of employees are still expected to be terminated.   The expected annual savings is approximately $39 million.  It is estimated that this Segment has realized approximately $26 million of savings.

A reconciliation of the restructuring reserve for the Phase I program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase I	Phase I	Phase I

Balance at December 31, 2002	$ 0.7	$ 2.4	$ 3.1
Cash payments	(0.2)	(0.9)	(1.1)

Balance at June 30, 2003	$ 0.5	$ 1.5	$ 2.0

Corporate Center
As of June 30, 2003, 218 employees were terminated, with an additional 178 in staff reductions related to outsourcing of back-office functions remaining.  The Company has recently begun an evaluation to consider revising the original scope of the accounts payable portion of the outsourcing project.  Pending the outcome of this evaluation and discussions with the third party outsourcing firm, it is possible that the number of employees to be terminated may be reduced, in which case a corresponding amount of the remaining accrual would be reversed.  The Company expects to complete this evaluation in the third quarter of 2003.

The savings associated with the corporate restructuring activities are realized in the segments due to the reduction of employees in business units' back office operations.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 2.8	$ 6.4
Cash payments	(2.3)	(0.1)

Balance at June 30, 2003	$ 0.5	$ 6.3

Review of Business Segments

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.  It includes the market leading brands of Thermo King and Hussmann.

	Three months ended		Six months ended
	June 30,		June 30,

Dollar amounts in millions	2003	2002	2003	2002

Net sales	$ 655.6	$ 615.2	$ 1,213.1	$ 1,129.7
Operating income	55.3	37.3	80.4	60.5
Operating margin	8.4%	6.1%	6.6%	5.4%

Revenues for the second quarter of 2003 increased by approximately 7% compared to 2002.  The effects of currency translation accounted for approximately 5% of the increase in revenues.  The remaining increase was mainly due to favorable pricing and the results of acquisitions, which were partially offset by lower volumes.  Operating income and margins in the second quarter of 2003 increased significantly.  The estimated benefits associated with the restructuring programs and improved productivity and favorable pricing, increased operating income by $9.6 million and $9.7 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $4.7 million in the second quarter of 2002.  These positive effects were partially offset by lower volumes and product mix, and higher pension and other employee benefit costs.

Revenues for the six months ended June 30, 2003, increased by approximately 7% compared to 2002.  The effects of currency translation accounted for approximately 4% of the increase in revenues.  The remaining increase was mainly due to favorable pricing and the results of acquisitions.  Operating income and margins for the six months ended June 30, 2003, increased significantly.  The estimated benefits associated with the restructuring programs and improved productivity and favorable pricing, increased operating income by $16.4 million and $15.1 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $10.0 million during the six months ended June 30, 2002.  These positive effects were partially offset by other charges, such as higher pension and other employee benefit costs.

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

	Three months ended		Six months ended
	June 30,		June 30,

Dollar amounts in millions	2003	2002	2003	2002

Net sales	$ 352.9	$ 323.1	$ 673.2	$ 633.2
Operating income	21.6	13.9	45.2	39.5
Operating margin	6.1%	4.3%	6.7%	6.2%

Revenues for the second quarter of 2003 increased by approximately 9% compared to 2002.  The effects of currency translation and higher volumes increased revenue by approximately 5% and 4%, respectively.  Operating income and margins also rose in 2003.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by $7.4 million, while higher volumes and product mix also had a positive effect of $6.3 million.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $3.1 million in the second quarter of 2002.  These positive effects were partially offset by other items such as higher pension and other employee benefit costs, and costs associated with centralizing manufacturing operations in lower cost geographic areas.

Revenues for the six months ended June 30, 2003, increased by approximately 6% compared to 2002.  The effects of currency translation accounted for approximately 5% of the increase in revenues.  The remaining increase was due to higher volumes and favorable pricing.  Operating income and margins also rose in 2003.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by $12.8 million, while higher volumes and product mix also had a positive effect of $6.6 million.  These positive effects were partially offset by other items such as higher pension and other employee benefit costs, and costs associated with centralizing manufacturing operations in lower cost geographic areas.

Dresser-Rand
Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators.

	Three months ended		Six months ended
	June 30,		June 30,

Dollar amounts in millions	2003	2002	2003	2002

Net sales	$ 337.1	$ 234.7	$ 615.2	$ 446.5
Operating income (loss)	8.0	0.2	12.2	(0.2)
Operating margin	2.4%	0.1%	2.0%	-

Revenues for the second quarter of 2003 increased by approximately 44% compared to 2002.  Higher volumes accounted for 36% of the change, while the effects of currency translation and pricing accounted for the remainder.  Operating income and margins also increased substantially.  Higher volumes and favorable pricing contributed $7.8 million and $5.8 million, respectively, and were partially offset by higher pension and other employee benefit costs.  Additionally, revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at lower margins.  Reported revenues for the second quarter of 2003 and 2002 include $78.7 million and $42.2 million, respectively, of sales related to these certain large components.

Revenues for the six months ended June 30, 2003, increased by approximately 38% compared to 2002.  Higher volumes accounted for 30% of the change, while the effects of currency translation and pricing accounted for the remainder.  Operating income and margins also increased substantially.  Higher volumes and favorable pricing contributed $9.1 million and $10.9 million, respectively, and were partially offset by higher pension and other employee benefit costs.  Additionally, revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at lower margins.  Reported revenues for the six months ended June 30, 2003 and 2002, include $132.4 million and $76.0 million, respectively, of sales related to these certain large components.

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

	Three months ended		Six months ended
	June 30,		June 30,

Dollar amounts in millions	2003	2002	2003	2002

Net sales	$ 791.2	$ 729.3	$ 1,452.3	$ 1,364.4
Operating income	100.5	89.7	169.1	152.4
Operating margin	12.7%	12.3%	11.6%	11.2%

Revenues for the second quarter of 2003 increased by approximately 8% compared to 2002.  The effects of currency translation accounted for approximately 5% of the change, while higher volumes also had a positive impact.  Operating income and margins improved in 2003.  The estimated benefits associated with the restructuring programs and improved productivity, the benefits of currency translation, and improved pricing increased operating income by $6.3 million, $9.7 million, and $1.5 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $1.9 million in the second quarter of 2002.   These positive effects were partially offset by higher pension and other employee benefit costs, as well as other items, such as increased bad debt expense.

Revenues for the six months ended June 30, 2003, increased by approximately 6% compared to 2002.  The effects of currency translation accounted for approximately 5% of the change, while favorable pricing also had a positive impact.  Operating income and margins improved in 2003.  The estimated benefits associated with the restructuring programs and improved productivity, and the benefits of currency translation increased operating income by $10.3 million and $17.0 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $9.8 million for the six months ended June 30, 2002.   These positive effects were partially offset by higher pension and other employee benefit costs, as well as other items, such as increased bad debt expense and costs related to the Segment's financial services initiative.

Security and Safety
Security and Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, and electronic and biometric access control systems.

	Three months ended		Six months ended
	June 30,		June 30,

Dollar amounts in millions	2003	2002	2003	2002

Net sales	$ 388.3	$ 364.1	$ 770.0	$ 709.6
Operating income	66.6	64.3	137.1	130.4
Operating margin	17.2%	17.7%	17.8%	18.4%

Revenues for the second quarter of 2003 increased by approximately 7% compared to 2002.  The results from acquisitions increased revenues by approximately 4%.  The remaining increase in revenues was mainly due to currency translation and favorable pricing.  Operating income was slightly higher while operating margins declined slightly.  Favorable pricing and the estimated benefits associated with the restructuring programs and improved productivity increased operating income by $2.2 million and $3.2 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $2.4 million in the second quarter of 2002.  These positive effects were partially offset by higher pension and other employee benefit costs, and increased product investments.

Revenues for the six months ended June 30, 2003, increased by approximately 9% compared to 2002.  The results from acquisitions increased revenues by approximately 4%.  The remaining increase in revenues was mainly due to currency translation and higher volumes.  Operating income and operating margins increased in 2003.  The estimated benefits associated with the restructuring programs and improved productivity, and favorable pricing increased operating income by $7.1 million and $6.5 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $4.5 million for the six months ended June 30, 2002.  These positive effects were partially offset by higher pension and other employee benefit costs, and increased product investments.

Liquidity and Capital Resources
The Company's debt-to-total capital ratio at June 30, 2003, was approximately 39%, compared with 48% reported at December 31, 2002.   The decrease is primarily related to the repayment of $700 million of current maturities of long-term debt.  This debt was retired with the proceeds from the sale of the Engineered Solutions Segment.  The Company's public debt has no financial covenants and its $2.0 billion revolving credit line has a debt-to-total capital covenant of 65%, which is calculated excluding certain non-cash items.

The Company's working capital was $420.3 million at June 30, 2003, compared to $314.3 million at December 31, 2002.  The change was due to the repayment of $700 million of current maturities of long-term debt, partially offset by the sale of the Engineered Solutions Segment.

During the three and six months ended June 30, 2003, foreign currency translation adjustments resulted in a net increase of $122.3 million and $179.3 million, respectively, in shareholders' equity.  Currency fluctuations in the euro accounted for the majority of the change.  Unrealized gains on marketable securities, net of tax, classified as available for sale amounted to $10.9 million and $15.1 million for the three and six months ended June 30, 2003, respectively.

The Company recently announced its plans to make a voluntary pension contribution of $150 million to $200 million during the third quarter of 2003, in order to enhance the funding level for current and future needs.  Additionally, the Company announced that its board of directors approved an increase in the Company's quarterly dividend from $0.17 per share to $0.19 per share.

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

All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the six months ended June 30, 2003, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $7.7 million, as compared to $13.0 million for the full year 2002. The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

New Accounting Standards
In April 2003, Statement of Financial Accounting Standard (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued.  The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003.  Adoption of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" was issued.  The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities.  The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of the standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In January 2003, EITF 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables" was released.  EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company has adopted EITF 00-21 and has determined its impact will not be material.

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

There is a possibility of U.S. withholding tax if the Internal Revenue Service successfully disputes the value of the transferred shares.  Therefore, while the Company believes that neither IR-New Jersey nor the Company will incur significant U.S. federal income or withholding taxes as a result of the transfer of the transferred shares, its projections are not binding on the Internal Revenue Service.  The Company cannot be assured that its anticipated tax costs with respect to the transferred shares will be borne out, that the Internal Revenue Service will not contest its determination, or that the Internal Revenue Service will not succeed in any such contest.

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

Item 4 - Controls and Procedures

As of the end of the quarter ended June 30, 2003, the Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II OTHER INFORMATION

Item 3 - Legal Proceedings
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

See also the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters, and also Item 1, Note 9 to the Condensed Consolidated Financial Statements.

Item 4 - Submission of Matters to a Vote of Security Holders
Results of votes held at the Company's Annual General Meeting of Shareholders.  Incorporated by reference to Form 8-K, dated May 29, 2003.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
10	Employment Agreement with Sharon Elliott, Senior Vice President.
99.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
99.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
99.3

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Current Report on Form 8-K (Item 5) dated May 29, 2003, reporting results of votes held at the Company's Annual General Meeting of Shareholders; and (Item 9) reporting the filing of Exhibit 99-Press release of Ingersoll-Rand Company Limited.

A Current Report on Form 8-K (Item 9) dated July 17, 2003, reporting the filing of Exhibit 99.1-Press release of Ingersoll-Rand Company Limited.

INGERSOLL-RAND COMPANY LIMITED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date:  August 13, 2003                                              /s/ Timothy R. McLevish
                                                                                  Timothy R. McLevish, Senior Vice President
                                                                                  and Chief Financial Officer

                                                                                  Principal Financial Officer

Date:  August 13, 2003                                              /s/ Richard W. Randall
                                                                                  Richard W. Randall, Vice President and
                                                                                  Controller

                                                                                  Principal Accounting Officer