Form 10-Q
period 2003-09-30
INGERSOLL RAND CO LTD
filed 2003-11-13
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[	X	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-985

INGERSOLL-RAND COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	75-2993910 (I.R.S. Employer Identification No.)
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

The number of Class A common shares outstanding as of October 31, 2003 was 173,479,643.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Income Statement for the three and nine months ended September 30, 2003 and 2002

Condensed Consolidated Balance Sheet at September 30, 2003 and
December 31, 2002

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II	OTHER INFORMATION

Item 1 - Legal Proceedings

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT

	Three months ended		Nine months ended
	September 30,		September 30,

In millions, except per share amounts	2003	2002	2003	2002

Net revenues	$ 2,519.5	$ 2,208.2	$ 7,210.3	$ 6,462.4
Cost of goods sold	1,921.1	1,691.5	5,497.7	4,932.2
Selling and administrative expenses	376.0	358.0	1,109.6	1,030.0
Restructuring (reversals) charges	(1.9)	9.4	(1.9)	26.6

Operating income	224.3	149.3	604.9	473.6
Interest expense	(42.4)	(58.7)	(136.4)	(177.0)
Other income (expense), net	(3.7)	-	(7.9)	(20.8)

Earnings before income taxes	178.2	90.6	460.6	275.8
Provision for income taxes	24.9	11.8	63.1	36.2

Earnings from continuing operations	153.3	78.8	397.5	239.6
Discontinued operations, net of tax	1.3	10.5	49.6	38.0
Earnings before cumulative effect of change

in accounting principle	154.6	89.3	447.1	277.6
Cumulative effect of change in accounting
principle, net of tax	-	-	-	(634.5)

Net earnings (loss)	$ 154.6	$ 89.3	$ 447.1	$ (356.9)

Basic earnings (loss) per common share:
Earnings from continuing operations	$ 0.89	$ 0.47	$ 2.33	$ 1.42
Discontinued operations, net of tax	0.01	0.06	0.30	0.22

Earnings before cumulative effect
of change in accounting principle	0.90	0.53	2.63	1.64
Cumulative effect of change in
accounting principle, net of tax	-	-	-	(3.76)

Net earnings (loss)	$ 0.90	$ 0.53	$ 2.63	$ (2.12)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$ 0.88	$ 0.47	$ 2.31	$ 1.41
Discontinued operations, net of tax	-	0.06	0.29	0.22

Earnings before cumulative effect
of change in accounting principle	0.88	0.53	2.60	1.63
Cumulative effect of change in
accounting principle, net of tax	-	-	-	(3.72)

Net earnings (loss)	$ 0.88	$ 0.53	$ 2.60	$ (2.09)

Dividends per share	$ 0.19	$ 0.17	$ 0.53	$ 0.51

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET

In millions	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$ 191.1	$ 342.2
Marketable securities	145.1	1.8
Accounts and notes receivable, net	1,447.1	1,392.8
Inventories	1,103.3	1,181.3
Prepaid expenses and deferred income taxes	298.4	379.2
Assets held for sale	15.2	820.8

Total current assets	3,200.2	4,118.1

Property, plant and equipment, net	1,227.5	1,276.3
Goodwill	4,114.1	4,004.0
Intangible assets, net	882.8	890.9
Other assets	748.2	520.3

Total assets	$ 10,172.8	$ 10,809.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 665.4	$ 724.6
Accrued expenses and other current liabilities	1,409.3	1,614.6
Loans payable	611.5	1,155.5
Liabilities held for sale	10.2	303.4

Total current liabilities	2,696.4	3,798.1

Long-term debt	1,781.4	2,092.1
Postemployment and other benefit liabilities	1,223.9	1,123.5
Other noncurrent liabilities	388.2	317.7

Total liabilities	6,089.9	7,331.4

Shareholders' equity:
Class A common shares	172.8	169.2
Other shareholders' equity	4,319.8	3,822.1
Accumulated other comprehensive income	(409.7)	(513.1)

Total shareholders' equity	4,082.9	3,478.2

Total liabilities and shareholders' equity	$ 10,172.8	$ 10,809.6

See accompanying notes to condensed consolidated financial statement.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,

In millions	2003	2002

Cash flows from operating activities:
Earnings from continuing operations before cumulative
effect of change in accounting principle	$ 397.5	$ 239.6
Adjustments to arrive at net cash used in operating activities:
Restructure of operations	(1.9)	26.6
Depreciation and amortization	143.7	145.7
Changes in assets and liabilities, net	(445.1)	(297.4)
Other, net	(5.4)	51.2

Net cash provided by operating activities	88.8	165.7

Cash flows from investing activities:
Capital expenditures	(74.1)	(81.5)
Investments and acquisitions, net of cash	(19.6)	(104.7)
Proceeds from business disposition	740.4	-
Proceeds from sale of property, plant and equipment	31.2	34.5
Other, net	(5.1)	-

Net cash provided by (used in) investing activities	672.8	(151.7)

Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(120.5)	54.3
Payments of long-term debt	(742.6)	(83.0)

Net change in debt	(863.1)	(28.7)
Dividends paid	(90.2)	(86.1)
Proceeds from exercise of stock options	143.4	35.7

Net cash used in financing activities	(809.9)	(79.1)

Net cash (used in) provided by discontinued operations	(107.8)	64.0

Effect of exchange rate changes on cash and cash equivalents	5.0	1.6

Net (decrease) increase in cash and cash equivalents	(151.1)	0.5
Cash and cash equivalents - beginning of period	342.2	114.5

Cash and cash equivalents - end of period	$ 191.1	$ 115.0

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the consolidated unaudited financial position at September 30, 2003, and results of operations for the three and nine months ended September 30, 2003 and 2002.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2002.  The accompanying condensed consolidated financial statements restate the three and nine months ended September 30, 2002, and the December 31, 2002 amounts previously presented in order to report the Company's Engineered Solutions Segment, Waterjet business unit and Laidlaw business unit as discontinued operations.

The Company holds marketable securities, which it classifies as available for sale.  These securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income.

Note 2 - Under the Company's incentive stock plans, approved in 1990, 1995, and 1998, key employees have been granted options to purchase Class A common shares.  The Company continues to account for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees."  Accordingly, no compensation expense is recognized for employee stock options since options granted are at prices not less than fair market value at the date of grant.  These plans also authorize stock appreciation rights and stock awards which result in compensation expense.  In addition to these plans, the Company maintains a shareholder-approved Management Incentive Unit Award Plan, as well as an Executive Deferred Compensation Plan and a Director Deferred Compensation Plan that have not been approved by shareholders and that result in compensation expense.  Compensation expense is recognized as a result of vesting and the company's stock price.  Fluctuations in the company's stock price increase or decrease the compensation expense.

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

	Three months		Nine months
	ended September 30,		ended September 30,

In millions, except per share amounts	2003	2002	2003	2002

Net earnings (loss), as reported	$ 154.6	$ 89.3	$ 447.1	$(356.9)
Add (deduct): Stock-based employee compensation
expense (income) included in reported net
income, net of tax	8.4	(9.5)	15.6	(1.7)
Deduct (add): Total stock-based employee
compensation expense (income) determined under
fair value based method for all awards, net of tax	14.8	(2.7)	35.5	19.5

Pro forma net earnings (loss)	$ 148.2	$ 82.5	$ 427.2	$(378.1)

Basic earnings (loss) per share:
As reported	$ 0.90	$ 0.53	$ 2.63	$ (2.12)
Pro forma	0.86	0.49	2.51	(2.24)

Diluted earnings (loss) per share:
As reported	$ 0.88	$ 0.53	$ 2.60	$ (2.09)
Pro forma	0.85	0.49	2.49	(2.22)

Note 3-During 2003, the Company continued its business portfolio realignment by selling three businesses.  On October 2, 2003, the Company sold its Laidlaw business unit (Laidlaw), previously included as part of the Company's Security and Safety Sector.  At September 30, 2003, the Company recorded an after-tax loss of $7.4 million on the write-down of the Laidlaw assets to their estimated fair value, which is included in "Discontinued operations, net of tax."

On September 30, 2003, the Company sold its Waterjet business unit (Waterjet), previously included as part of the Company's Industrial Solutions Sector, for approximately $41.5 million.  The Company recognized an after-tax gain of $18.2 million on the disposition, subject to a working capital adjustment, which is included in "Discontinued operations, net of tax."  The transaction will also include the Company's 49 percent interest in ABB IR Waterjet Systems AB for a purchase price of $5.0 million and is expected to close in November 2003, subject to regulatory approval.

Effective February 16, 2003, the Company sold its Engineered Solutions Segment (Engineered Solutions), previously included as part of the Company's Industrial Solutions Sector, to The Timken Company (Timken).  The consideration received consisted of approximately $700 million in cash and approximately 9.4 million shares of Timken common stock valued at $140 million at the date of sale.  The Company realized an after-tax gain of $53.1 million on the disposition, which is included in "Discontinued operations, net of tax."  The gain is subject to working capital and other final purchase price adjustments.  The Company recorded additional costs and liabilities primarily relating to employee benefits in the calculation of the after-tax gain.  Engineered Solutions consisted of the Company's worldwide operations related to precision bearings and motion-control components and assemblies, and included the Torrington, Fafnir, Kilian, Nadella and IRB brands.  Engineered Solutions employed approximately 10,000 people and operated 27 plants throughout the world.

Discontinued operations also includes costs related to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  These include retained employee benefits and product liability costs.

Net revenues and pretax (loss) earnings for discontinued operations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2003	2002	2003	2002

Net revenues	$ 17.2	$ 309.9	$ 195.3	$ 949.0
Pretax (loss) earnings	(15.8)	18.6	(21.9)	63.7

The assets and liabilities of discontinued operations included in assets held for sale and liabilities held for sale represent the assets and liabilities of Laidlaw for all periods presented, and Waterjet and Engineered Solutions as of December 31, 2002, and are as follows:

In millions	September 30, 2003	December 31, 2002

Assets
Current assets	$ 7.4	$ 343.4
Investments in and advances with partially owned
equity companies	-	104.2
Property, plant and equipment, net	1.7	354.2
Goodwill and other intangible assets, net	6.1	10.1
Other assets and deferred income taxes	-	8.9

Assets held for sale	$ 15.2	$ 820.8

Liabilities
Current liabilities	$ 10.2	$ 227.2
Other liabilities	-	76.2

Liabilities held for sale	$ 10.2	$ 303.4

In accordance with the Engineered Solutions' purchase agreement, certain assets and liabilities, such as environmental, product liability, tax, and employee-related costs of the Company's Engineered Solutions Segment, were retained by the Company and have been excluded from the above presentation.

Note 4 - During the third quarter of 2000, the Company commenced a restructuring program, which included actions such as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes.  During the fourth quarter of 2001, the Company commenced a second restructuring program primarily to reduce the general and administrative expenses across the Company.  These programs include certain costs that are identified in Staff Accounting Bulletin 100, "Restructuring and Impairment Charges," and Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," as restructuring charges, as well as other related costs that do not meet the criteria to be classified as restructuring charges.  Costs associated with these activities not qualifying as restructuring charges are referred to as "productivity investments" and have been charged to "Cost of goods sold" and "Selling and administrative expenses."  Substantially all cash payments, except those relating to the Corporate Center, are expected to be paid by the end of 2003.  Remaining amounts relate primarily to ongoing lease commitments and employee related liabilities. The Company realized lower costs and improved customer service in all segments as a result of these actions. The Company manages the 2000 and 2001 programs as a single restructuring program.  Therefore, all comments regarding restructuring activity refer to both programs combined.

The total employee terminations related to the restructuring program are expected to be approximately 5,000.  As of September 30, 2003, all segments, except Corporate Center, have either completed their employee terminations, or have a minimal number of employees (less than 10) still expected to be terminated.  These terminations included both the salaried and hourly employee groups.  All 21 of the identified manufacturing facilities were closed at December 31, 2002.

A reconciliation of the consolidated restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee
	termination	Facility
In millions	costs	exit costs	Total

Balance at December 31, 2002	$ 20.1	$ 6.2	$ 26.3
Change in estimate	(1.1)	(0.8)	(1.9)
Cash payments	(10.7)	(2.5)	(13.2)

Balance at September 30, 2003	$ 8.3	$ 2.9	$ 11.2

Details by segment of the above reconciliation are as follows:

Climate Control
As of December 31, 2002, all identified manufacturing locations had been closed, the outsourcing of certain product manufacturing was completed and all identified employees were terminated.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 2.2	$ 2.7	$ 4.9
Change in estimate	(0.4)	-	(0.4)
Cash payments	(1.0)	(1.1)	(2.1)

Balance at September 30, 2003	$ 0.8	$ 1.6	$ 2.4

A reversal of a portion of the provision for employee termination costs was made in the third quarter of 2003, due to incurring lower than anticipated costs.  Estimated costs were lower due to certain employees' decision to leave prior to their scheduled termination date.

Air and Productivity Solutions
As of December 31, 2002, all identified manufacturing locations had been closed.  As of September 30, 2003, a minimal number of employees are still expected to be terminated.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 0.6	$ 2.6
Cash payments	(0.6)	(1.7)

Balance at September 30, 2003	$ -	$ 0.9

Dresser-Rand
As of December 31, 2002, the organizational realignment and the closure of certain non-manufacturing locations were complete.  As of June 30, 2003, all identified employees were terminated.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 3.2	$ 0.5	$ 3.7
Cash payments	(3.1)	(0.1)	(3.2)

Balance at September 30, 2003	$ 0.1	$ 0.4	$ 0.5

Infrastructure
As of December 31, 2002, all identified manufacturing locations had been closed.  As of September 30, 2003, all identified employees were terminated.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs	Total

In millions	Phase I	Phase II	Phase II	Phase I	Phase II

Balance at December 31, 2002	$ 1.5	$ 0.1	$ 0.6	$ 1.5	$ 0.7
Cash payments	(1.1)	(0.1)	(0.4)	(1.1)	(0.5)

Balance at September 30, 2003	$ 0.4	$ -	$ 0.2	$ 0.4	$ 0.2

Security and Safety
As of December 31, 2002, all identified manufacturing locations had been closed.  As of September 30, 2003, all identified employees were terminated.

A reconciliation of the restructuring reserve for the Phase I program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase I	Phase I	Phase I

Balance at December 31, 2002	$ 0.7	$ 2.4	$ 3.1
Change in estimate	-	(0.8)	(0.8)
Cash payments	(0.7)	(0.9)	(1.6)

Balance at September 30, 2003	$ -	$ 0.7	$ 0.7

The original estimate for facility exit costs included ongoing lease commitments for a vacated facility.  During the third quarter, the remaining lease obligation was terminated early for an amount less than the original estimate, resulting in a reversal to the provision.

 Corporate Center
As of September 30, 2003, 218 employees were terminated, with an additional 123 in staff reductions related to outsourcing of back-office functions and organizational realignments remaining.  The savings associated with the corporate restructuring activities are realized in the segments due to the reduction of employees in business units' back office operations.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee
	termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 2.8	$ 6.4
Change in estimate	-	(0.7)
Cash payments	(2.3)	(0.1)

Balance at September 30, 2003	$ 0.5	$ 5.6

A reversal of a portion of the provision for employee termination costs was made in the third quarter of 2003, due to incurring lower than anticipated costs.  Estimated costs were lower due to 55 employees' decision to leave prior to their scheduled termination date.

During the third quarter the Company continued to evaluate the required provision for the Corporate Center restructuring projects.  Pending the outcome of this evaluation it is possible that the number of employees to be terminated may be reduced, in which case a corresponding amount of the remaining accrual would be reversed.  The Company anticipates this evaluation to be completed in the fourth quarter, with resulting adjustments, if any, made at that time.

Note 5 - Inventories are stated at cost, which is not in excess of market.  Most U.S. manufactured inventories are valued on the last-in, first-out (LIFO) method.  Major exceptions to this occur in the Climate Control and Dresser-Rand Segments, where U.S. manufactured inventories are valued on the first-in, first-out (FIFO) method.  All other inventories are valued using the FIFO method.  The composition of inventories is as follows:

In millions	September 30, 2003	December 31, 2002

Raw materials and supplies	$ 299.4	$ 306.9
Work-in-process	255.7	361.1
Finished goods	657.3	620.7

	1,212.4	1,288.7
Less - LIFO reserve	109.1	107.4

Total	$ 1,103.3	$ 1,181.3

Note 6 - The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, is as follows:

		Air and
	Climate	Productivity	Dresser-		Security
In millions	Control	Solutions	Rand	Infrastructure	and Safety	Total

Balance at December 31, 2002	$ 2,476.3	$ 108.7	$ 24.4	$ 895.1	$ 499.5	$ 4,004.0
Additions and adjustments
to goodwill*	0.1	-	-	(0.5)	20.1	19.7
Reclassification to assets
held for sale	-	-	-	-	(4.5)	(4.5)
Translation adjustments	64.6	3.0	0.2	4.6	22.5	94.9

Balance at September 30, 2003	$ 2,541.0	$ 111.7	$ 24.6	$ 899.2	$ 537.6	$ 4,114.1

* Represents current year acquisitions or adjustments as a result of final allocations of purchase price.  The Company also records the excess purchase price on acquisitions to goodwill until final valuations are completed to further disaggregate the amount.

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets:

	September 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization

Customer relationships	$ 383.7	$ 32.0	$ 383.7	$ 24.5
Installed service base	235.8	21.2	235.8	16.8
Software	116.3	29.7	101.4	16.6
Trademarks	7.1	6.1	7.1	5.9
Other	68.3	32.9	62.1	28.9

Total amortizable intangible assets	811.2	121.9	790.1	92.7
Total indefinite lived intangible assets - trademarks	193.5	-	193.5	-

Total	$ 1,004.7	$ 121.9	$ 983.6	$ 92.7

Intangible asset amortization expense for the three months ended September 30, 2003 and 2002 was $9.5 million and $8.5 million, respectively.  Intangible asset amortization expense for the nine months ended September 30, 2003 and 2002 was $31.6 million and $24.3 million, respectively.  Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $42.1 million in 2004, $40.4 million in 2005, $39.3 million in 2006, $26.7 million in 2007, and $21.8 million in 2008.

During the nine months ended September 30, 2003, the Company recorded software additions in the amount of $12.9 million, with an amortization period of five years.  During the second quarter of 2003, the Company abandoned certain software it was in the process of implementing.  The Company recorded in "Cost of goods sold" a non-cash charge of $5.5 million associated with this decision.  Additionally, in the second quarter of 2003, the Company reclassified $10.7 million of software, and related accumulated amortization of $1.1 million, which was previously recorded as property, plant and equipment.

Note 7 - Information on basic and diluted shares is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2003	2002	2003	2002

Weighted-average number of basic shares	171.6	169.2	170.3	168.8
Shares issuable under incentive stock plans	3.2	0.7	1.5	1.5

Weighted-average number of diluted shares	174.8	169.9	171.8	170.3

Diluted earnings per share computations for the three months ended September 30, 2003 and 2002 excluded the weighted-average effect of the assumed exercise of approximately 2.9 million and 11.7 million shares issuable under stock benefit plans, respectively.  Excluded for the nine months ended September 30, 2003 and 2002, were 1.3 million and 5.2 million shares, respectively.  These shares were excluded because the effect on the computation of earnings per share would be anti-dilutive.

Note 8 -The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2003	2002	2003	2002

Net earnings (loss)	$ 154.6	$ 89.3	$ 447.1	$(356.9)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7.7)	10.3	171.6	87.6
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax	2.4	(1.5)	(13.0)	(1.0)
Unrealized (loss) gain on marketable
securities, net of tax	(12.7)	-	2.4	-
Minimum pension liability adjustment, net of tax	-	-	(57.6)	-

Comprehensive income (loss)	$ 136.6	$ 98.1	$ 550.5	$(270.3)

Included in accumulated other comprehensive income at September 30, 2003, is $10.3 million related to the fair value of derivatives qualifying as cash flow hedges, of which $11.0 million of expense is expected to be reclassified to earnings over the twelve-month period ending September 30, 2004.  Additionally, $0.9 million, related to an interest rate swap used as a cash flow hedge of the forecasted issuance of debt, will be reclassified to earnings between October 1, 2004 and May 15, 2006.  The actual amounts that will be reclassified to earnings over the next twelve months may vary from these amounts as a result of changes in market conditions.  No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.  At September 30, 2003, the maximum term of derivative instruments that hedge forecasted transactions, for foreign currency hedges, was 29 months.  At September 30, 2003, the maximum term of derivative instruments that hedge forecasted transactions, for commodity hedges, was 3 months.

In connection with the sale of the Engineered Solutions Segment to Timken, effective February 16, 2003, the Company received approximately 9.4 million shares of Timken common stock valued at $140 million at the time of sale.  For the three and nine months ended September 30, 2003, the Company recorded an unrealized loss of $12.7 million, net of tax, and an unrealized gain of $2.4 million, net of tax, respectively, on the change in the price of the Timken shares.  In October 2003, the Company sold all of the approximately 9.4 million shares of Timken Company common stock resulting in pre-tax proceeds of approximately $147.6 million.

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

In assessing its potential asbestos liability, the Company bases its estimates on current laws, an assessment of the nature of current claims, its claims settlement experience and insurance coverage.  All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the nine months ended September 30, 2003, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $13.1 million, as compared to $13.0 million for the full year 2002.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them.

The Company sells product on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $20.9 million including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

Beginning in 2005, the Company could be required, based on the attainment of certain operating results, to purchase its partner's interest in a joint venture.  Currently, the Company estimates the target purchase price for the remaining 70% interest to be approximately $230 million, however, this price is contingent upon the future operating performance of the joint venture.

The Company has remained contingently liable for approximately $46.6 million relating to performance bonds associated with prior sale of products of IDP, which the Company divested in 2000.  The acquirer of IDP is the primary obligor under these performance bonds, however, should the acquirer default under these arrangements the Company would be required to satisfy these financial obligations.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $6.2 million at September 30, 2003.  These amounts are not accrued as the Company intends on exporting the product to another country for final sale.  In the normal course of business, the Company has issued several third party guarantees, on behalf of suppliers, distributors and a joint venture partner, which were less than $10 million at September 30, 2003.

In connection with the disposition of certain businesses and facilities the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition.  Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for the nine months ended September 30, 2003:

In millions

Balance at December 31, 2002	$ 151.0	*
Reductions for payments	(61.9)
Accruals for warranties issued during the period	68.1
Changes to accruals related to preexisting warranties	(1.9)
Translation	3.6

Balance at September 30, 2003	$ 158.9

* Includes $15.0 million of reclassifications to properly state the opening balance for all product warranty liabilities.

Note 10 - A summary of operations by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2003	2002	2003	2002

Net revenues
Climate Control	$ 683.8	$ 639.5	$ 1,896.9	$ 1,769.2
Industrial Solutions:
Air and Productivity Solutions	348.1	320.7	1,002.4	938.4
Dresser-Rand	378.7	230.5	993.9	677.0

	726.8	551.2	1,996.3	1,615.4
Infrastructure	691.5	623.9	2,143.9	1,988.3
Security and Safety	417.4	393.6	1,173.2	1,089.5

Total	$ 2,519.5	$ 2,208.2	$ 7,210.3	$ 6,462.4

Operating income (loss)
Climate Control	$ 67.0	$ 41.5	$ 147.4	$ 102.0
Industrial Solutions:
Air and Productivity Solutions	26.3	10.5	66.0	46.6
Dresser-Rand	5.9	9.1	18.1	9.0

	32.2	19.6	84.1	55.6
Infrastructure	67.7	44.7	236.8	197.1
Security and Safety	88.5	70.8	226.8	202.5
Unallocated corporate expense	(31.1)	(27.3)	(90.2)	(83.6)

Total	$ 224.3	$ 149.3	$ 604.9	$ 473.6

No significant changes in long-lived assets by geographic area have occurred since December 31, 2002.

Note 11 - As part of the reorganization, IR-Limited guaranteed all of the issued public debt securities of IR-New Jersey.  The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited, the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities. The following condensed consolidated financial information for IR-Limited, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries.  The note, which is due in 2011, has a fixed rate of interest of 11 percent per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey.  The Class B common shares are non-voting and pay dividends comparable to the Class A common shares.  In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in "Other Subsidiaries" below.  Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting.  Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends.

Condensed Consolidating Income Statement
For the three months ended September 30, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 319.4	$ 2,200.1	$ -	$ 2,519.5
Cost of goods sold	-	246.3	1,674.8	-	1,921.1
Selling and administrative expenses	-	92.6	283.4	-	376.0
Restructuring charges	-	-	(1.9)	-	(1.9)

Operating (loss) income	-	(19.5)	243.8	-	224.3
Equity earnings in affiliates (net of tax)	155.6	75.8	11.1	(242.5)	-
Interest expense	-	(33.8)	(8.6)	-	(42.4)
Intercompany interest and fees	(1.3)	(101.5)	102.8	-	-
Other income (expense), net	0.3	26.5	(30.5)	-	(3.7)

Earnings (loss) before income taxes	154.6	(52.5)	318.6	(242.5)	178.2
(Benefit) provision for income taxes	-	(63.6)	88.5	-	24.9

Earnings (loss) from continuing operations	154.6	11.1	230.1	(242.5)	153.3
Discontinued operations, net of tax	-	24.6	(5.4)	(17.9)	1.3

Net earnings (loss)	$ 154.6	$ 35.7	$ 224.7	$ (260.4)	$ 154.6

Condensed Consolidating Income Statement
For the three months ended September 30, 2002
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 308.5	$ 1,899.7	$ -	$ 2,208.2
Cost of goods sold	-	249.4	1,442.1	-	1,691.5
Selling and administrative expenses	-	78.7	279.3	-	358.0
Restructuring charges	-	7.5	1.9	-	9.4

Operating (loss) income	-	(27.1)	176.4	-	149.3
Equity earnings in affiliates (net of tax)
before the cumulative effect of change in
accounting principle	89.4	70.9	(41.2)	(119.1)	-
Interest expense	-	(46.8)	(11.9)	-	(58.7)
Intercompany interest and fees	(0.1)	(97.1)	97.2	-	-
Other income (expense), net	-	(3.6)	3.6	-	-

Earnings (loss) before income taxes	89.3	(103.7)	224.1	(119.1)	90.6
(Benefit) provision for income taxes	-	(62.5)	74.3	-	11.8

Earnings (loss) from continuing operations	89.3	(41.2)	149.8	(119.1)	78.8
Discontinued operations, net of tax	-	10.7	10.9	(11.1)	10.5

Net earnings (loss)	$ 89.3	$ (30.5)	$ 160.7	$ (130.2)	$ 89.3

Condensed Consolidating Income Statement
For the nine months ended September 30, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 937.8	$ 6,272.5	$ -	$ 7,210.3
Cost of goods sold	-	747.8	4,749.9	-	5,497.7
Selling and administrative expenses	-	268.3	841.3	-	1,109.6
Restructuring reversals	-	-	(1.9)	-	(1.9)

Operating (loss) income	-	(78.3)	683.2	-	604.9
Equity earnings in affiliates (net of tax)	451.1	282.7	(21.7)	(712.1)	-
Interest expense	-	(109.6)	(26.8)	-	(136.4)
Intercompany interest and fees	(4.1)	(318.6)	322.7	-	-
Other income (expense), net	0.1	2.6	(10.6)	-	(7.9)

Earnings (loss) before income taxes	447.1	(221.2)	946.8	(712.1)	460.6
(Benefit) provision for income taxes	-	(199.5)	262.6	-	63.1

Earnings (loss) from continuing operations	447.1	(21.7)	684.2	(712.1)	397.5
Discontinued operations, net of tax	-	102.8	(11.8)	(41.4)	49.6

Net earnings (loss)	$ 447.1	$ 81.1	$ 672.4	$ (753.5)	$ 447.1

Condensed Consolidating Income Statement
For the nine months ended September 30, 2002
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net sales	$ -	$ 929.7	$ 5,532.7	$ -	$ 6,462.4
Cost of goods sold	-	709.3	4,222.9	-	4,932.2
Selling and administrative expenses	-	219.2	810.8	-	1,030.0
Restructuring charges	-	16.9	9.7	-	26.6

Operating (loss) income	-	(15.7)	489.3	-	473.6
Equity earnings in affiliates (net of tax)
before the cumulative effect of change in
accounting principle	177.7	216.4	(81.7)	(312.4)	-
Interest expense	-	(140.6)	(36.4)	-	(177.0)
Intercompany interest and fees	99.9	(288.4)	188.5	-	-
Other income (expense), net	-	(21.0)	0.2	-	(20.8)

Earnings (loss) before income taxes	277.6	(249.3)	559.9	(312.4)	275.8
(Benefit) provision for income taxes	-	(167.6)	203.8	-	36.2

Earnings (loss) from continuing operations	277.6	(81.7)	356.1	(312.4)	239.6
Discontinued operations, net of tax	-	38.1	38.3	(38.4)	38.0
Earnings (loss) before cumulative effect

of change in accounting principle	277.6	(43.6)	394.4	(350.8)	277.6
Cumulative effect of change in accounting
principle, net of tax	(634.5)	(634.5)	(634.5)	1,269.0	(634.5)

Net (loss) earnings	$ (356.9)	$ (678.1)	$ (240.1)	$ 918.2	$ (356.9)

Condensed Consolidating Balance Sheet
September 30, 2003

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ -	$ 99.4	$ 91.7	$ -	$ 191.1
Marketable securities	-	143.9	1.2	-	145.1
Accounts and notes receivable, net	0.9	127.4	1,318.8	-	1,447.1
Inventories, net	-	136.4	966.9	-	1,103.3
Prepaid expenses and deferred income taxes	0.2	189.7	108.5	-	298.4
Assets held for sale	-	1.4	13.8	-	15.2
Accounts and notes receivable affiliates	18.9	-	10,697.6	(10,716.5)	-

Total current assets	20.0	698.2	13,198.5	(10,716.5)	3,200.2

Investment in affiliates	4,350.0	12,535.5	3,721.0	(20,606.5)	-
Property, plant and equipment, net	-	271.9	955.6	-	1,227.5
Intangible assets, net	-	161.4	4,835.5	-	4,996.9
Other assets	-	67.4	680.8	-	748.2

Total assets	$ 4,370.0	$ 13,734.4	$ 23,391.4	$ (31,323.0)	$ 10,172.8

Current liabilities:
Accounts payable and accruals	$ 4.0	$ 122.7	$ 1,948.0	$ -	$ 2,074.7
Loans payable	-	499.5	112.0	-	611.5
Liabilities held for sale	-	-	10.2	-	10.2
Accounts and note payable affiliates	283.1	3,326.5	7,106.9	(10,716.5)	-

Total current liabilities	287.1	3,948.7	9,177.1	(10,716.5)	2,696.4

Long-term debt	-	1,550.4	231.0	-	1,781.4
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	121.5	1,490.6	-	1,612.1

Total liabilities	287.1	9,268.0	10,898.7	(14,363.9)	6,089.9

Shareholders' equity:
Class A common shares	172.8	-	-	-	172.8
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,977.9	5,377.2	14,807.9	(24,843.2)	4,319.8
Accumulated other comprehensive income	(88.3)	(437.8)	(36.2)	152.6	(409.7)

	9,197.7	4,939.4	17,134.5	(27,188.7)	4,082.9
Less: Contra account	(5,114.8)	(473.0)	(4,641.8)	10,229.6	-

Total shareholders' equity	4,082.9	4,466.4	12,492.7	(16,959.1)	4,082.9

Total liabilities and equity	$ 4,370.0	$ 13,734.4	$ 23,391.4	$ (31,323.0)	$ 10,172.8

Condensed Consolidating Balance Sheet
December 31, 2002

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ -	$ 209.0	$ 133.2	$ -	$ 342.2
Marketable securities	-	-	1.8	-	1.8
Accounts and notes receivable, net	-	113.6	1,279.2	-	1,392.8
Inventories, net	-	136.1	1,045.2	-	1,181.3
Prepaid expenses and deferred income taxes	-	55.2	324.0	-	379.2
Assets held for sale	-	1.4	819.4	-	820.8
Accounts and notes receivable affiliates	1.3	-	10,554.3	(10,555.6)	-

Total current assets	1.3	515.3	14,157.1	(10,555.6)	4,118.1

Investment in affiliates	3,768.6	12,239.1	3,313.6	(19,321.3)	-
Property, plant and equipment, net	-	265.0	1,011.3	-	1,276.3
Intangible assets, net	-	173.3	4,721.6	-	4,894.9
Other assets	0.1	(37.8)	558.0	-	520.3

Total assets	$ 3,770.0	$ 13,154.9	$ 23,761.6	$ (29,876.9)	$ 10,809.6

Current liabilities:
Accounts payable and accruals	$ -	$ 104.3	$ 2,234.9	$ -	$ 2,339.2
Loans payable	-	1,073.2	82.3	-	1,155.5
Liabilities held for sale	-	-	303.4	-	303.4
Accounts and note payable affiliates	291.8	3,236.7	7,027.1	(10,555.6)	-

Total current liabilities	291.8	4,414.2	9,647.7	(10,555.6)	3,798.1

Long-term debt	-	1,854.8	237.3	-	2,092.1
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	95.6	1,345.6	-	1,441.2

Total liabilities	291.8	10,012.0	11,230.6	(14,203.0)	7,331.4

Shareholders' equity:
Class A common shares	169.2	-	-	-	169.2
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,551.7	4,040.8	15,034.2	(23,804.6)	3,822.1
Accumulated other comprehensive income	(191.6)	(418.9)	(158.6)	256.0	(513.1)

	8,664.6	3,621.9	17,238.4	(26,046.7)	3,478.2
Less: Contra account	(5,186.4)	(479.0)	(4,707.4)	10,372.8	-

Total shareholders' equity	3,478.2	3,142.9	12,531.0	(15,673.9)	3,478.2

Total liabilities and equity	$ 3,770.0	$ 13,154.9	$ 23,761.6	$ (29,876.9)	$ 10,809.6

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2003

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated

Net cash (used in) provided by operating activities	$ (5.0)	$ 376.6	$ (282.8)	$ 88.8

Cash flows from investing activities:
Capital expenditures	-	(16.8)	(57.3)	(74.1)
Proceeds from business disposition	43.0	424.5	272.9	740.4
Proceeds from sale of property, plant and equipment	-	4.2	27.0	31.2

Investments and acquisitions, net of cash	(19.6)	-	-	(19.6)
Other, net	-	-	(5.1)	(5.1)

Net cash provided by investing activities	23.4	411.9	237.5	672.8

Cash flows from financing activities:
Net change in debt	-	(878.2)	15.1	(863.1)
Dividends (paid) received	(161.8)	6.0	65.6	(90.2)
Proceeds from the exercise of stock options	143.4	-	-	143.4

Net cash (used in) provided by financing activities	(18.4)	(872.2)	80.7	(809.9)

Net cash used in discontinued operations	-	(25.9)	(81.9)	(107.8)

Effect of exchange rate changes on cash and
cash equivalents	-	-	5.0	5.0

Net decrease in cash and cash equivalents		(109.6)	(41.5)	(151.1)
Cash and cash equivalents - beginning of period	-	209.0	133.2	342.2

Cash and cash equivalents - end of period	$ -	$ 99.4	$ 91.7	$ 191.1

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2002

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated

Net cash provided by operating activities	$ 119.3	$ 1.3	$ 45.1	$ 165.7

Cash flows from investing activities:
Capital expenditures	-	(11.1)	(70.4)	(81.5)
Investments and acquisitions, net of cash	-	-	(104.7)	(104.7)
Proceeds from sale of property, plant and equipment	-	1.9	32.6	34.5
Other, net	-	-	-	-

Net cash used in investing activities	-	(9.2)	(142.5)	(151.7)

Cash flows from financing activities:
Net change in debt	-	(19.3)	(9.4)	(28.7)
Dividends (paid) received	(155.0)	5.7	63.2	(86.1)
Proceeds from the exercise of stock options	35.7	-	-	35.7

Net cash (used in) provided by financing activities	(119.3)	(13.6)	53.8	(79.1)

Net cash provided by discontinued operations	-	(25.9)	89.9	64.0

Effect of exchange rate changes on cash and
cash equivalents	-	-	1.6	1.6

Net increase (decrease) in cash and cash equivalents	-	(47.4)	47.9	0.5
Cash and cash equivalents - beginning of period	-	23.4	91.1	114.5

Cash and cash equivalents - end of period	$ -	$ (24.0)	$139.0	$ 115.0

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 2003 and 2002
Earnings from continuing operations for the third quarter of 2003 were $153.3 million, or diluted earnings per share of $0.88, compared with $78.8 million and $0.47 diluted earnings per share in the comparable quarter of 2002.

	Three months ended September 30,

Dollar amounts in millions	2003	2002

Net revenues	$ 2,519.5	$ 2,208.2
Cost of goods sold	1,921.1	1,691.5
Selling and administrative expenses	376.0	358.0
Restructuring charges	(1.9)	9.4

Operating income	$ 224.3	$ 149.3

Operating margin	8.9%	6.8%

Cost of goods sold and selling and administrative expenses in 2002 include $5.2 million of charges for productivity investments.  Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements.  Charges for productivity investments are expensed as incurred. See "Restructuring Charges" for further discussion.

Net Revenues
Revenues for the third quarter of 2003 increased by approximately 14% over the comparable quarter of 2002.  Higher volumes accounted for approximately 9%, while currency translation accounted for approximately 3% of the increase.  The remaining increase was mainly attributable to pricing.  Revenues across all business segments were higher.  The Company continues to make progress in increasing recurring revenues, which include revenues derived from installation, parts and service.

Cost of Goods Sold
Cost of goods sold in the third quarter of 2003 was 76.2% of revenues as compared to 76.6% in 2002.  The slight decrease was mainly attributable to the benefits associated with the restructuring programs and increased productivity, and the elimination of charges related to productivity investments, which were $3.6 million in 2002.  These positive effects were partially offset by increased pension and other employee benefit costs.

Selling and Administrative Expenses
Selling and administrative expenses in the third quarter of 2003 were 14.9% of revenues as compared to 16.2% in 2002.  The decrease was mainly attributable to the benefits associated with the restructuring programs and increased productivity, higher net revenues in the quarter, and the elimination of charges related to productivity investments, which were $1.6 million in 2002.  These positive effects were partially offset by approximately $28.9 million in additional costs for stock-based compensation programs resulting from the increase in the Company's common share price during the third quarter.

Operating Income
Operating income for the third quarter of 2003 increased by approximately 50%.  The increase was mainly due to higher volumes and favorable product mix, the benefits associated with the restructuring programs and increased productivity, the elimination of costs associated with restructuring and productivity investments, and pricing.  These positive results were partially offset by increased pension and other employee benefit costs and approximately $28.9 million in additional costs for stock-based compensation programs resulting from the increase in the Company's common share price during the third quarter.

Interest Expense
Interest expense for the third quarter of 2003 was $42.4 million, a decrease of $16.3 million from the third quarter of 2002.  The decrease is attributable to lower year-over-year debt levels resulting primarily from the repayment of $700 million of debt in the first quarter of 2003, and a decline in short-term interest rates.

Other Income (Expense), net
Other income (expense), net includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items.  Other income (expense), net aggregated $3.7 million of expense in the third quarter of 2003 as compared with zero net expense in 2002.  The change between quarters resulted from a decrease in miscellaneous income items, mainly attributable to an insurance settlement of $10.0 million and a gain on the sale of a facility of $3.7 million, which both occurred in 2002.  These lower gains were partially offset by lower foreign exchange losses of $3.3 million in 2003.

Provision for Income Taxes
The Company's third quarter 2003 provision for income taxes was $24.9 million, as compared to a provision of $11.8 million in 2002. The Company's effective tax rate for the third quarter of 2003 of 14.0%, is consistent with forecast and was slightly higher than the 13.1% effective tax rate for continuing operations for the third quarter of 2002, reflecting a change in the income mix.

Backlog
Incoming orders for the third quarter of 2003 totaled $2.4 billion, which was approximately $200 million more than the third quarter of 2002.  The Company's backlog of orders at September 30, 2003, believed to be firm, was $1.4 billion, which is approximately $100 million less than the balance from December 31, 2002.

Discontinued Operations
During 2003, the Company continued its business portfolio realignment by selling three businesses.  On October 2, 2003, the Company sold its Laidlaw business unit (Laidlaw), which was previously included as part of the Company's Security and Safety Sector.  At September 30, 2003, the Company recorded an after-tax loss of $7.4 million on the write-down of the Laidlaw assets to their estimated fair value, which is included in "Discontinued operations, net of tax."   Laidlaw's net losses for the third quarter of 2003 and 2002, included in "Discontinued operations, net of tax," were $0.3 million and $0.4 million, respectively.

On September 30, 2003, the Company sold its Waterjet business unit (Waterjet), which was previously included as part of the Company's Industrial Solutions Sector, for approximately $41.5 million.  The Company recognized an after-tax gain of $18.2 million on the disposition, subject to a working capital adjustment, which is included in "Discontinued operations, net of tax."  Waterjet's net earnings for the third quarter of 2003 and 2002, included in "Discontinued operations, net of tax," were $1.3 million and $0.8 million, respectively.  The transaction will also include the Company's 49 percent interest in ABB IR Waterjet Systems AB for a purchase price of $5.0 million and is expected to close in November 2003, subject to regulatory approval.

Effective February 16, 2003, the Company sold its Engineered Solutions Segment (Engineered Solutions), which was previously included as part of the Company's Industrial Solutions Sector, to The Timken Company (Timken).  The consideration received consisted of approximately $700 million in cash and approximately 9.4 million shares of Timken common stock valued at $140 million at the date of sale.  The gain is subject to working capital and other final purchase price adjustments.  Continuing costs associated with Engineered Solutions, included in "Discontinued operations, net of tax," were $2.3 million.  Engineered Solutions' net earnings for the third quarter of 2002 included in "Discontinued operations, net of tax," were $12.4 million.

Discontinued operations, net of tax, for the third quarter of 2003, amounted to $1.3 million of income. This includes the net gain on the sale of the business sold during 2003 (the businesses) of $10.8 million, and $1.3 million of expense from the results and continuing costs of the businesses.   The remaining portion of discontinued operations, amounting to $8.2 million of expense, includes costs relative to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  IDP costs include employee benefits and product liability costs.  Discontinued operations, net of tax, for the third quarter of 2002, amounted to $10.5 million of income, which includes the results of the businesses and IDP costs of $2.3 million.

Results of Operations - Nine Months Ended September 30, 2003 and 2002
Earnings from continuing operations for the nine months ended September 30, 2003 were $397.5 million, or diluted earnings per share of $2.31, compared with $239.6 million and $1.41 diluted earnings per share in the comparable period of 2002.

	Nine months ended September 30,

Dollar amounts in millions	2003	2002

Net revenues	$ 7,210.3	$ 6,462.4
Cost of goods sold	5,497.7	4,932.2
Selling and administrative expenses	1,109.6	1,030.0
Restructuring charges	(1.9)	26.6

Operating income	$ 604.9	$ 473.6

Operating margin	8.4%	7.3%

Cost of goods sold and selling and administrative expenses in 2002 include $23.0 million of charges for productivity investments.  Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements.  Charges for productivity investments are expensed as incurred. See "Restructuring Charges" for further discussion.

Net Revenues
Revenues for the nine months ended September 30, 2003, increased by approximately 12% over the comparable period of 2002.  Higher volumes accounted for approximately 5%, while currency translation accounted for approximately 4% of the increase.  The remaining increase was mainly attributable to pricing and the results of acquisitions.  Revenues across all business segments were higher.  The Company continues to make progress in increasing recurring revenues, which include revenues derived from installation, parts and service.

Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2003, was 76.2% of revenues as compared to 76.3% in 2002.  The benefits associated with the restructuring programs and increased productivity, and the elimination of charges related to productivity investments, which were $17.3 million in 2002, were almost completely offset by increased pension and other employee benefit costs.

Selling and Administrative Expenses
Selling and administrative expenses for the nine months ended September 30, 2003, were 15.4% of revenues as compared to 15.9% in 2002.  The decrease was mainly attributable to the benefits associated with the restructuring programs and increased productivity, higher net revenues during the nine months ended September 30, 2003, and the elimination of charges related to productivity investments, which were $5.7 million in 2002.  These positive effects were partially offset by increased pension and other employee benefit costs and approximately $28.1 million in additional costs for stock-based compensation programs resulting from the increase in the Company's common share price during the period.

Operating Income
Operating income for nine months ended September 30, 2003, increased by approximately 28%.  The increase was mainly due to the benefits associated with the restructuring programs and increased productivity, pricing, higher volumes and favorable product mix, and the elimination of costs associated with restructuring and productivity investments.  These positive results were partially offset by increased pension and other employee benefit costs and approximately $28.1 million in additional costs for stock-based compensation programs resulting from the increase in the Company's common share price during the nine months ended September 30, 2003.

Interest Expense
Interest expense for the nine months ended September 30, 2003,was $136.4 million, a decrease of $40.6 million from the comparable period of 2002.  The decrease is attributable to lower year-over-year debt levels resulting primarily from the repayment of $700 million of debt in the first quarter of 2003, and a decline in short-term interest rates.

Other Income (Expense), net
Other income (expense), net includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items.  Other income (expense), net aggregated $7.9 million of expense for the nine months ended September 30, 2003 as compared with $20.8 million of net expense in 2002.  The change is mainly attributable to higher miscellaneous income items and lower foreign exchange losses in 2003.

Provision for Income Taxes
The Company's provision for income taxes for the first nine months of 2003 was $63.1 million, as compared to $36.2 million in 2002.  The Company's effective tax rate for the first nine months of 2003 was 13.7%, consistent with forecast and was slightly higher than the prior year's 13.1% effective tax rate for continuing operations for the comparable period of 2002, reflecting a change in the income mix.

Discontinued Operations
October 2, 2003, the Company sold its Laidlaw business unit (Laidlaw), which was previously included as part of the Company's Security and Safety Sector.  At September 30, 2003, the Company recorded an after-tax loss of $7.4 million on the write-down of the Laidlaw assets to their estimated fair value, which is included in "Discontinued operations, net of tax." Laidlaw's net losses for the nine months ended September 2003 and 2002, included in "Discontinued operations, net of tax," were $1.2 million and $1.4 million, respectively.

The Company recognized an after-tax gain of $18.2 million on the disposition of Waterjet, subject to a working capital adjustment, which is included in "Discontinued operations, net of tax."  Waterjet's net earnings for the nine months ended September 2003 and 2002, included in "Discontinued operations, net of tax," were $4.7 million and $2.5 million, respectively.

The Company realized an after-tax gain of $53.1 million on the disposition of Engineered Solutions, which is included in "Discontinued operations, net of tax."  The gain is subject to working capital and other final purchase price adjustments.  Net earnings and continuing costs associated with Engineered Solutions, included in "Discontinued operations, net of tax," were $0.5 million and $43.7 million for the nine months ended September 2003, and 2002, respectively

Discontinued operations, net of tax, for the nine months ended September 30, 2003, amounted to $49.6 million of income. This includes the net gain on the sale of the business sold during 2003 (the businesses) of $63.9 million, and $4.0 million of income from the results and continuing costs of the businesses.   The remaining portion of discontinued operations, amounting to $18.3 million of expense, includes costs relative to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  IDP costs include employee benefits and product liability costs.  Discontinued operations, net of tax, for the nine months ended September 30, 2002, amounted to $38.0 million of income, which includes the results of the businesses and IDP costs of $6.8 million.

Restructuring Charges
During the third quarter of 2000, the Company commenced a restructuring program, which included such actions as plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes.  During the fourth quarter of 2001, the Company commenced a second restructuring program primarily to reduce the general and administrative expenses across the Company.  These programs include certain costs that are identified in Staff Accounting Bulletin 100 and Emerging Issues Task Force (EITF) 94-3 as restructuring, as well as other related costs that do not meet the criteria to be classified as restructuring charges.  Costs associated with these activities not qualifying as restructuring charges are referred to as "productivity investments" and have been charged to "Cost of goods sold" and "Selling and administrative expenses. Substantially all cash payments, except those relating to the Corporate Center, are expected to be paid by the end of 2003.  Remaining amounts relate primarily to ongoing lease commitments and employee related liabilities.  The Company realized lower costs and improved customer service in all segments as a result of these actions.  The Company manages the 2000 and 2001 programs as a single restructuring program.  Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program are expected to be approximately 5,000.  As of September 30, 2003, all segments, except Corporate Center, have either completed their employee terminations, or have a minimal number of employees (less than 10) still expected to be terminated.  These terminations included both the salaried and hourly employee groups.  All 21 of the identified manufacturing facilities were closed at December 31, 2002.  The planned benefit of the program is estimated to be approximately $200 million on an annual basis, beginning in 2003.

A reconciliation of the consolidated restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee
	termination	Facility
In millions	costs	exit costs	Total

Balance at December 31, 2002	$ 20.1	$ 6.2	$ 26.3
Change in estimate	(1.1)	(0.8)	(1.9)
Cash payments	(10.7)	(2.5)	(13.2)

Balance at September 30, 2003	$ 8.3	$ 2.9	$ 11.2

Climate Control
As of December 31, 2002, all identified manufacturing locations had been closed, the outsourcing of certain product manufacturing was completed and all identified employees were terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $35 million.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 2.2	$ 2.7	$ 4.9
Change in estimate	(0.4)	-	(0.4)
Cash payments	(1.0)	(1.1)	(2.1)

Balance at September 30, 2003	$ 0.8	$ 1.6	$ 2.4

A reversal of a portion of the provision for employee termination costs was made in the third quarter of 2003, due to incurring lower than anticipated costs.  Estimated costs were lower due to certain employees' decision to leave prior to their scheduled termination date.

Air and Productivity Solutions
As of December 31, 2002, all identified manufacturing locations had been closed.  As of September 30, 2003, a minimal number of employees are still expected to be terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $60 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

Employee
termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 0.6	$ 2.6
Cash payments	(0.6)	(1.7)

Balance at September 30, 2003	$ -	$ 0.9

Dresser-Rand
As of December 31, 2002, the organizational realignment and the closure of certain non-manufacturing locations were complete.  As of June 30, 2003, all identified employees were terminated.  It is estimated that this Segment has realized its annual savings of approximately $38 million.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 3.2	$ 0.5	$ 3.7
Cash payments	(3.1)	(0.1)	(3.2)

Balance at September 30, 2003	$ 0.1	$ 0.4	$ 0.5

Infrastructure
As of December 31, 2002, all identified manufacturing locations had been closed.  As of September 30, 2003, all identified employees were terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $29 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs	Total

In millions	Phase I	Phase II	Phase II	Phase I	Phase II

Balance at December 31, 2002	$ 1.5	$ 0.1	$ 0.6	$ 1.5	$ 0.7
Cash payments	(1.1)	(0.1)	(0.4)	(1.1)	(0.5)

Balance at September 30, 2003	$ 0.4	$ -	$ 0.2	$ 0.4	$ 0.2

Security and Safety
As of December 31, 2002, all identified manufacturing locations had been closed.  As of September 30, 2003, all identified employees were terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $39 million.

A reconciliation of the restructuring reserve for the Phase I program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase I	Phase I	Phase I

Balance at December 31, 2002	$ 0.7	$ 2.4	$ 3.1
Change in estimate	-	(0.8)	(0.8)
Cash payments	(0.7)	(0.9)	(1.6)

Balance at September 30, 2003	$ -	$ 0.7	$ 0.7

The original estimate for facility exit costs included ongoing lease commitments for a vacated facility.  During the third quarter, the remaining lease obligation was terminated early for an amount less than the original estimate, resulting in a reversal to the provision.

Corporate Center
As of September 30, 2003, 218 employees were terminated, with an additional 123 in staff reductions related to outsourcing of back-office functions remaining.  The savings associated with the corporate restructuring activities are realized in the segments due to the reduction of employees in business units' back office operations.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee
	termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 2.8	$ 6.4
Change in estimate	-	(0.7)
Cash payments	(2.3)	(0.1)

Balance at September 30, 2003	$ 0.5	$ 5.6

A reversal of a portion of the provision for employee termination costs was made in the third quarter of 2003, due to incurring lower than anticipated costs.  Estimated costs were lower due to 55 employees' decision to leave prior to their scheduled termination date.

During the third quarter the Company continued to evaluate the required provision for the Corporate Center restructuring projects.  Pending the outcome of this evaluation it is possible that the number of employees to be terminated may be reduced, in which case a corresponding amount of the remaining accrual would be reversed.  The Company anticipates this evaluation to be completed in the fourth quarter, with resulting adjustments, if any, made at that time.

Review of Business Segments

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.  It includes the market leading brands of Thermo King and Hussmann.

	Three months ended		Nine months ended
	September 30,		September 30,

Dollar amounts in millions	2003	2002	2003	2002

Net revenues	$ 683.8	$ 639.5	$ 1,896.9	$ 1,769.2
Operating income	67.0	41.5	147.4	102.0
Operating margin	9.8%	6.5%	7.8%	5.8%

Revenues for the third quarter of 2003 increased by approximately 7% compared to 2002.  The effects of currency translation accounted for approximately 3% of the increase in revenues.  The remaining increase was mainly due to higher volumes and pricing.  Operating income and margins in the third quarter of 2003 increased significantly.  Higher volumes, the estimated benefits associated with the restructuring programs and improved productivity, and pricing increased operating income by $11.9 million, $8.5 million, and $4.8 million, respectively.

Revenues for the nine months ended September 30, 2003, increased by approximately 7% compared to 2002.  The effects of currency translation accounted for approximately 4% of the increase in revenues.  The remaining increase was mainly due to pricing and the results of acquisitions.  Operating income and margins for the nine months ended September 30, 2003, increased significantly.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by $23.2 million, while higher volumes and pricing increased operating income by $14.1 million and $18.8 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $9.9 million during the nine months ended September 30, 2002.  These positive effects were partially offset by other charges, such as higher pension and other employee benefit costs.

Industrial Solutions
Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency.  Industrial Solutions consists of the Air and Productivity Solutions Segment and the Dresser-Rand Segment.

Air and Productivity Solutions
Air and Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, microturbines and industrial tools.  This Segment previously included the Company's Waterjet business unit, which was sold during the third quarter of 2003 and whose results are now included in "Discontinued operations, net of tax."

	Three months ended		Nine months ended
	September 30,		September 30,

Dollar amounts in millions	2003	2002	2003	2002

Net revenues	$ 348.1	$ 320.7	$ 1,002.4	$ 938.4
Operating income	26.3	10.5	66.0	46.6
Operating margin	7.6%	3.3%	6.6%	5.0%

Revenues for the third quarter of 2003 increased by approximately 9% compared to 2002.  Higher volumes and the effects of currency translation increased revenue by approximately 5% and 3%, respectively.   The remaining increase was mainly due to pricing.  Operating income and margins in the third quarter of 2003 increased significantly.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by $8.8 million, while higher volumes and product mix also had a positive effect of $5.8 million.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $7.9 million in the third quarter of 2002.  These positive effects were partially offset by other items such as higher pension and other employee benefit costs, and costs associated with centralizing manufacturing operations in lower cost geographic areas.

Revenues for the nine months ended September 30, 2003, increased by approximately 7% compared to 2002.  The effects of currency translation accounted for approximately 5% of the increase in revenues.  The remaining increase was mainly due to higher volumes.  Operating income and margins also rose in 2003.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by $28.1 million, while higher volumes and product mix also had a positive effect of $6.7 million.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $9.7 million during the nine months ended September 30, 2002.  These positive effects were partially offset by other items such as higher pension and other employee benefit costs, and costs associated with centralizing manufacturing operations in lower cost geographic areas.

Dresser-Rand
Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators.

	Three months ended		Nine months ended
	September 30,		September 30,

Dollar amounts in millions	2003	2002	2003	2002

Net revenues	$ 378.7	$ 230.5	$ 993.9	$ 677.0
Operating income	5.9	9.1	18.1	9.0
Operating margin	1.6%	3.9%	1.8%	1.3%

Revenues for the third quarter of 2003 increased by approximately 64% compared to 2002.  Higher volumes accounted for 60% of the change, while the effects of currency translation and pricing accounted for the remainder.  Operating income and margins decreased compared to the third quarter of 2002.  Increased labor and engineering costs associated with production of $6.9 million, and $4.3 million of costs associated with a reduction in capacity related costs accounted for the majority of the decline.  These negative effects were partially offset by higher volumes of $7.4 million and pricing of $5.0 million.  Additionally, revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at lower margins.  Reported revenues for the third quarter of 2003 and 2002 include $87.0 million and $14.0 million, respectively, of revenues related to these certain large components.

Revenues for the nine months ended September 30, 2003, increased by approximately 47% compared to 2002.  Higher volumes accounted for 40% of the change, while the effects of currency translation and pricing accounted for the remainder.  Operating income and margins also increased substantially.  Pricing and higher volumes contributed $15.8 million and $10.4 million, respectively, and were partially offset by increased labor and engineering costs associated with production of $6.9 million, costs of $5.6 million associated with a reduction in capacity related costs, and the effects of currency translation. Additionally, revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at lower margins.  Reported revenues for the nine months ended September 30, 2003 and 2002, include $219.4 million and $90.0 million, respectively, of revenues related to these certain large components.

During the third quarter of 2003, a management review identified an issue relating to work-in-process inventory (Inventory) at two locations within Dresser-Rand (DR).  It was determined that certain Inventory had not been properly relieved upon shipment during the time period 1999 to 2003, resulting in an overstatement of inventory.  Management immediately began an extensive, in-depth review of accounts and records associated with DR during the time periods since the Company acquired full ownership in February 2000.  This review resulted in overstatements requiring the following adjustments: reduce inventory ($33.8 million); reduce depreciation expense ($9.9 million); and reduce pension expense ($7.5 million).  In addition, the review revealed that certain accruals had not been properly relieved (a reduction of $6.7 million) and certain intercompany accounts had not been reconciled (a reduction of $10.1 million).  The net effect of recording the preceding adjustments (a total reduction of assets of $33.8 million and a total reduction of expenses and liabilities of $34.2 million) in the third quarter of 2003 increased net income in the quarter by $0.4 million.

The adjustments described in the preceding paragraph decreased operating income in the third quarter by $3.4 million (of which $1.1 million related to prior periods) through charges to "cost of goods sold" and "selling and administrative expenses."  In addition, amounts related to prior periods which were recorded in "other income (expense), net resulted in increasing the Company's consolidated pre-tax income by $3.8 million.  The effect of recording these adjustments in the third quarter of 2003 (a $0.4 million increase to consolidated net income) was immaterial.  In addition, the effect of recording the amounts in the applicable previously reported periods would have been immaterial to the Company.

As a consequence of the items referred to above, the Company conducted a thorough investigation of the relevant internal controls and made appropriate changes.

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

	Three months ended		Nine months ended
	September 30,		September 30,

Dollar amounts in millions	2003	2002	2003	2002

Net revenues	$ 691.5	$ 623.9	$ 2,143.9	$ 1,988.3
Operating income	67.7	44.7	236.8	197.1
Operating margin	9.8%	7.2%	11.0%	9.9%

Revenues for the third quarter of 2003 increased by approximately 11% compared to 2002.  Higher volumes accounted for approximately 7% of the change, while the effects of currency translation also had a positive impact.  Operating income and margins also improved in 2003.  Higher volumes and favorable product mix, the estimated benefits associated with the restructuring programs and improved productivity, and the benefits of currency translation increased operating income by $11.5 million, $8.3 million, and $4.6 million, respectively, which were partially offset by higher pension and other employee benefit costs.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $2.1 million in the third quarter of 2002.

Revenues for the nine months ended September 30, 2003, increased by approximately 8% compared to 2002.  The effects of currency translation accounted for approximately 5% of the change, while higher volumes also had a positive impact.  Operating income and margins also improved in 2003.  The estimated benefits associated with the restructuring programs and improved productivity, and the benefits of currency translation increased operating income by $18.8 million and $21.6 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $11.9 million for the nine months ended September 30, 2002.   These positive effects were partially offset by higher pension and other employee benefit costs, as well as other items, such as increased bad debt expense and costs related to the Segment's financial services initiative.

Security and Safety
Security and Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, electronic and biometric access control systems, and time and attendance systems.  This Segment previously included the Company's Laidlaw business unit, which was sold on October 2, 2003 and whose results are now included in "Discontinued operations, net of tax."

	Three months ended		Nine months ended
	September 30,		September 30,

Dollar amounts in millions	2003	2002	2003	2002

Net revenues	$ 417.4	$ 393.6	$ 1,173.2	$ 1,089.5
Operating income	88.5	70.8	226.8	202.5
Operating margin	21.2%	18.0%	19.3%	18.6%

Revenues for the third quarter of 2003 increased by approximately 6% compared to 2002.  Higher volumes and the effects of currency translation accounted for approximately 3% and 1%, respectively, of the increase.  The remaining increase in revenues was mainly due to pricing and the results of acquisitions.  Operating income and margins also improved in 2003.  Higher volumes and favorable product mix, and the estimated benefits associated with the restructuring programs and improved productivity increased operating income by $5.8 million and $4.9 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $5.1 million in the third quarter of 2002.  These positive effects were partially offset by higher pension and other employee benefit costs.

Revenues for the nine months ended September 30, 2003, increased by approximately 8% compared to 2002.  The results from acquisitions, the effects of currency translation, and higher volumes increased revenues by approximately 3%, 2%, and 2%, respectively.  The remaining increase in revenues was mainly due to favorable pricing.  Operating income and operating margins increased in 2003.  The estimated benefits associated with the restructuring programs and improved productivity, favorable pricing, and higher volumes and product mix increased operating income by $11.4 million, $9.3 million, and $6.8 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $9.6 million for the nine months ended September 30, 2002.  These positive effects were partially offset by higher pension and other employee benefit costs, and increased product investments.

Liquidity and Capital Resources
The Company's debt-to-total capital ratio at September 30, 2003, was approximately, 36% compared
with 48% reported at December 31, 2002.   The decrease is primarily related to the repayment of $700 million of current maturities of long-term debt.  This debt was retired with the proceeds from the sale of the Engineered Solutions Segment.  The Company's public debt has no financial covenants and its $2.0 billion revolving credit line has a debt-to-total capital covenant of 65%, which is calculated excluding certain non-cash items.

The Company's working capital was $503.8 million at September 30, 2003, compared to $320.0 million at December 31, 2002.  The change was due to the repayment of $700 million of current maturities of long-term debt, partially offset by the sale of the Engineered Solutions Segment.

In August 2003, the Company made a voluntary pension contribution to U.S. qualified plans of $150 million to enhance the funding level for current and future needs.

During the three and nine months ended September 30, 2003, foreign currency translation adjustments resulted in a net decrease of $7.7 million and a net increase of $171.6 million, respectively, in shareholders' equity.  Currency fluctuations in the euro accounted for the majority of the change.  Unrealized (losses) gains on marketable securities, net of tax, classified as available for sale amounted to $(12.7) million and $2.4 million for the three and nine months ended September 30, 2003, respectively.

In October 2003, the Company sold all of the approximately 9.4 million shares of Timken Company common stock resulting in pre-tax proceeds of approximately $147.6 million.  The Company received the stock in February 2003 as part of the purchase price for the sale of its Engineered Solutions business to Timken.  The proceeds, which include approximately $7.6 million in share-price appreciation since their receipt, will be used to reduce debt and for other general corporate purposes.

In October 2003, the Company terminated its asset securitization program (the program), under which several business units sold a pool of trade accounts receivable to two wholly owned special-purpose entities.  As a result of the termination of the program, approximately $240 million of receivables were repurchased by the Company from the special-purpose entities.  This transaction was funded by cash on hand and short-term borrowing.

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

All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the nine months ended September 30, 2003, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $13.1 million, as compared to $13.0 million for the full year 2002.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Acquisitions
During the third quarter, the Company acquired Integrated Access Systems (IAS), including its Geoffrey Industries division, based in Parsippany, New Jersey. IAS provides specialty security systems integration, serving as a single source for integrating a facility's access-control technologies, closed-circuit television, and alarm monitoring systems. Geoffrey Industries is a manufacturer of card access, alarm monitoring and integrated CCTV systems.  IAS will become part of the Company's Security & Safety Sector and operate under the Company's Electronic Technologies Corporation business unit, part of IR Security & Safety Solutions.  Geoffrey Industries will join with the Company's Interflex business unit to provide electronic access control, video management, and electronic credential systems technology.

New Accounting Standards
In April 2003, Statement of Financial Accounting Standard (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued.  The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after September 30, 2003.  Adoption of the standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" was issued.  The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities.  The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position (FSP) 150-3. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In January 2003, FIN 46, "Consolidation of Variable Interest Entities" was issued.  FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003.  In October 2003, the Financial Accounting Standards Board deferred the effective date of FIN 46 for all variable interest entities to the first reporting period ending after December 15, 2003.  The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.  The Company is currently reviewing FIN 46 to determine its impact, if any.

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

In February 2003, the Venezuelan government decided to suspend indefinitely the Venezuelan Bolivar (VEB) foreign exchange rate and announced that a new official "legal" rate to be used for converting VEB into U.S. dollars would be 1600.  At September 30, 2003, the Company evaluated its business in Venezuela and determined that the maximum potential foreign exchange exposure loss on the current dollar-indexed receivables would be $8.8 million if the exchange rate were 2600 VEB.

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

Item 4 - Controls and Procedures

As of the end of the quarter ended September 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the third quarter of 2003, a management review identified issues relating to work-in-process inventory at two locations within Dresser-Rand Company (DR).  Management immediately began an extensive, in-depth review of accounts and records associated with DR during the time periods since the Company acquired full ownership in February 2000.  This review revealed that there were internal control deficiencies related to the inadequate relief of work-in-process inventory, lack of timely and complete reconciliations of intercompany accounts and work in process inventory, application of improper depreciation schedules for the lives of fixed assets, and failure to properly charge expenses against reserves established for that purpose.  The adjustments that resulted from this investigation were not material to the Company's results for the third quarter of 2003 or any amounts reported in previous periods.

These internal control deficiencies relating to DR collectively constitute a material weakness as defined in Statement of Auditing Standards No. 60.  Management has taken various corrective actions and implemented procedures to address the identified conditions, including: provided additional training and made appropriate personnel changes; instituted a semi-monthly independent review process of inventory work order reference numbers; developed an enhanced account reconciliation process and improved monitoring procedures; limited access to the inventory system to reduce the number of individuals with authorization to open work orders; and implemented revised accounting policies and procedures.

Management continues to evaluate the Company's internal controls in an effort to prevent deficiencies from occurring.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings
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

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K	A Current Report on Form 8-K (Item 9) dated October 22, 2003, reporting the filing of exhibit 99.1-Press Release of Ingersoll-Rand Company Limited.

INGERSOLL-RAND COMPANY LIMITED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: November 13, 2003                                        /s/ Timothy R. McLevish
                                                                                Timothy R. McLevish, Senior Vice President
                                                                                and Chief Financial Officer

                                                                                Principal Financial Officer

Date: November 13, 2003                                        /s/ Richard W. Randall
                                                                                Richard W. Randall, Vice President and
                                                                                Controller

                                                                                Principal Accounting Officer