Form 10-K
period 2003-12-31
INGERSOLL RAND CO LTD
filed 2004-02-27
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K

(Mark One)

X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

                   Title of each class                                        Name of each exchange on which registered
                   Class A Common Shares,                               New York Stock Exchange
                   Par Value $1.00 per Share

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

YES  X      NO     _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES   X      NO     _

The aggregate market value of common stock held by nonaffiliates on June 30, 2003 wasapproximately $8,026,523,782 based on the closing price of such stock on the New York Stock Exchange.

The number of Class A Common Shares outstanding as of January 31, 2004 was 175,375,557.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's Annual General Meeting of Shareholders to be held June 2, 2004 are incorporated by reference into Part III of this Form 10-K.

           PART I

Item 1.   BUSINESS

Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited or the Company), is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization (the reorganization) that became effective on December 31, 2001.  The reorganization was accomplished through a merger of a newly-formed merger subsidiary into IR-New Jersey.  IR-New Jersey, the surviving company, continues to exist as an indirect, wholly owned subsidiary of IR-Limited. IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries.  The reorganization has been accounted for as a reorganization of entities under common control and accordingly it did not result in any changes to the consolidated amounts of assets, liabilities and shareholders' equity.

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

Climate Control
This Segment focuses on markets requiring refrigerant-gas compression technology and services to end users and to maintain a refrigeration cycle for protecting food and other perishables.  Climate Control includes Thermo King and Hussmann. Hussmann experiences the greatest demand for its products in the third and fourth quarters of the year. This demand results from the customers' seasonal construction cycles and the desire to complete stores prior to the year-end holiday season. Climate Control products include: Thermo King transport temperature control units for truck trailers, small trucks, seagoing containers and air conditioning for buses, and Hussmann refrigerated display cases for supermarkets, delicatessens and other commercial and institutional refrigeration applications.

Industrial Solutions
This sector is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency.  Industrial Solutions currently consists of the following business segments:

       - Air and Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, microturbines, and industrial tools.  It is comprised of Air Solutions and Productivity
         Solutions, and has been aggregated based primarily on the nature of products and services, and the nature of the production process.  This Segment previously included the Company's Waterjet business unit, which was sold during 2003 and whose results are now included in "Discontinued operations, net of tax".

       - Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators.

During the first quarter of 2003, the Company sold its Engineered Solutions Business to The Timken Company (Timken).  The results of the Engineered Solutions Business, which was part of the Company's Industrial Solutions Sector, have been classified as "discontinued operations, net of tax" for 2003 and for all prior periods.

Infrastructure
This Segment supplies products and services for all types of construction projects, industrial and commercial development, and golf and utility vehicles.  Products include Bobcat compact equipment, Blaw-Knox and ABG pavers, Ingersoll-Rand compactors, drilling equipment and portable power products, and Club Car golf and utility vehicles.

On February 19, 2004, the Company announced that it has agreed to sell its Drilling Solutions business unit to Atlas Copco AB, for approximately $225 million. The transaction, which is expected to be completed in the second quarter of 2004, is subject to regulatory approvals.  The Drilling Solutions business manufactures drilling equipment and accessories for the worldwide construction, mining, quarrying, and water-well drilling industries. It had 2003 revenues of approximately $300 million and employs approximately 950 people.

Security and Safety
This Segment manufactures and markets architectural hardware and access-control products and services to customers seeking to enhance productivity and security for residential, commercial and institutional buildings.  Products include locks and locksets, door closers, exit devices, steel doors and frames, power-operated doors, architectural columns and biometric and electronic access control technologies.  This Segment previously included the Company's Laidlaw business unit, which was sold during 2003 and whose results are now included in "Discontinued operations, net of tax".

Competitive Conditions
The Company's products are sold in highly competitive markets throughout the world against products produced by both U.S. and non-U.S. corporations.  The principal methods of competition in these markets relate to price, quality, service and technology.  The Company believes that it is one of the leading manufacturers in the world of air compression systems, construction equipment, transport temperature control products, refrigerated display merchandisers, refrigeration systems and controls, air tools, golf cars and utility vehicles. In addition, the Company believes it is a leading supplier in U.S. markets for architectural hardware products, mechanical locks, and electronic and biometric access-control technologies.

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

Products
Principal products of the Company include the following:

Air balancers	Hydraulic breakers
Air compressors & accessories	Lubrication equipment
Air dryers	Microturbines
Air logic controls	Material handling equipment
Air motors	Paving equipment
Air and electric tools	Piston pumps
Asphalt compactors	Pneumatic breakers
Asphalt pavers	Pneumatic cylinders
Automated dispensing systems	Pneumatic valves
Automatic doors	Portable compressors
Bath fittings and accessories	Portable generators
Biometric access control systems	Portable light towers
Blasthole drills	Portable security products
Compact hydraulic excavators	Refrigerated display cases
Compact tractor-loader-backhoes	Refrigeration systems
Diaphragm pumps	Road-building machinery
Door closers and controls	Rock drills
Door locks, latches and locksets	Rock stabilizers
Doors and door frames (steel)	Rotary drills
Drilling equipment and accessories	Rough-terrain material handlers
Electrical security products	Skid-steer loaders
Electronic access-control systems	Soil compactors
Engine-starting systems	Spray-coating systems
Exit devices	Telescopic material handlers
Extrusion pump systems	Transport temperature control systems
Fastener-tightening systems	Turbo machinery
Fluid-handling equipment	Utility vehicles
Gas compressors	Water-well drills
Golf cars	Winches
Hoists

These products are sold primarily under the Company's name and also under other names including ABG®, Blaw-Knox®,
Bobcat®, Club Car®, Datum®, Dresser-Rand®, Dor-o-Matic®, Falcon®, Glynn-Johnson®, Hussmann®, Johnstone®,
Koxka®, LCN®, Legge®, Monarch®, Montabert®, Normbau®, Schlage®, Steelcraft®, Thermo King®, Von Duprin®
and Zimmerman®.

During the past three years, the division of the Company's sales between capital goods and expendables has been in the approximate ratio of 79% and 21%, respectively. The Company generally defines as expendables those products that are not capitalized by the ultimate user.  Examples of such products are parts sold for replacement purposes.

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

Operations by Geographic Area
Sales to customers outside the United States accounted for approximately 42 percent of the consolidated net sales in 2003. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the Company's non-U.S. operations.  Additional information concerning the Company's operating segments is contained in Note 15 of the Company's Annual Report to Shareholders filed as Exhibit 13 and incorporated herein by reference.

Raw Materials
The Company manufactures many of the components included in its products.  The principal raw materials required for the manufacture of the Company's products are purchased from numerous suppliers, and the Company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog
The Company's approximate backlog of orders at December 31, 2003, believed by it to be firm, was $396.8 million for Climate Control, $163.8 million for Air and Productivity Solutions, $419.3 million for Dresser-Rand, $256.3 million for Infrastructure and $136.0 million for Security and Safety, as compared to $371.2 million, $104.2 million, $778.5 million, $136.8 million and $131.2 million, respectively, at December 31, 2002.  These backlog figures are based on orders received.  While the major portion of the Company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination.  The Company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Research and Development
The Company maintains extensive research and development facilities for experimenting, testing and developing high quality products.  The Company employs approximately 1,600 professional employees for its research and development activities.  The Company spent $203.9 million in 2003, $199.3 million in 2002 and $188.4 million in 2001 on research and development.

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

During 2003, the Company spent approximately $0.7 million on capital projects for pollution abatement and control, and an additional $9.3 million for environmental remediation expenditures at sites presently or formerly owned or leased by the Company. It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant. Therefore, an accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain.  The Company believes that these expenditure levels will continue and may increase over time.  Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Employees
There are approximately 42,000 employees of the Company throughout the world, of whom approximately 28,000 work in the United States and 14,000 outside the United States. The Company believes relations with its employees are good.

Available Information
This annual report on Form 10-K, as well as the Company's quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on the Company's Internet website (http://www.irco.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.  The Board of Directors of the Company has also adopted and posted in the Investor Relations section of its website the Company's Corporate Governance Principles and charters for each of the Board's standing committees.

Item 2.   PROPERTIES

Manufacturing and assembly operations are conducted in 42 plants in the United States; 1 plant in Canada; 28 plants in Europe; 18 plants in Asia; and 6 plants in Latin America.  The Company also maintains various warehouses, offices and repair centers throughout the world.

Substantially all plant facilities are owned by the Company and the remainder are under long‑term lease. The Company believes that its plants and equipment have been well maintained and are generally in good condition.

Facilities under long‑term lease arrangements are included below and are not significant to each operating segment's total number of plants or square footage.

Climate Control's manufacturing locations are as follows:

		Approximate
	Number of Plants	Square Footage

United States	11	3,813,000
Non - U.S.	14	3,615,000

Total	25	7,428,000

Air and Productivity Solutions' manufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	8	983,000
Non - U.S.	12	1,027,000

Total	20	2,010,000

Dresser-Rand's manufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	3	1,960,000
Non - U.S.	7	1,324,000

Total	10	3,284,000

Infrastructure's manufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	6	1,965,000
Non - U.S.	6	837,000

Total	12	2,802,000

Security and Safety's manufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	14	2,082,000
Non - U.S.	14	1,112,000

Total	28	3,194,000

Item 3.   LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities and intellectual property disputes.  In the opinion of the Company, pending legal matters are not expected to have a material adverse effect on the results of operations, financial condition, liquidity or cash flows.

In November 2003, the Connecticut Department of Environmental Protection (the "DEP") indicated that it was evaluating an appropriate enforcement response to an alleged noncompliance, which was based on information that the Company voluntarily disclosed.  The alleged noncompliance related to the operation of the wastewater treatment plant at the Company's H.B. Ives Division located in New Haven, Connecticut.  The Company is negotiating a consent decree with the DEP in order to resolve this matter. The DEP is seeking a monetary penalty and certain changes in the auditing process for the plant.

See also the discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Exhibit 13, Note 8, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2003.

Executive Officers of the Registrant
The following information is included in accordance with the provision of Part III, Item 10.

Date of
Service as
	an Executive	Principal Occupation and
Name and Age	Officer	Other Information for Past Five Years

Herbert L. Henkel (55)	4/5/1999	Chairman of Board (since May 2000) and Chief Executive
Officer (since October 1999), President and Director (since
April 1999);(Chief Operating Officer April 1999 - October
1999; Textron, President, February 1999 - March 1999
and Chief Operating Officer, 1998 - March 1999)

Timothy R. McLevish (48)	5/1/2002	Senior Vice President and Chief Financial Officer (since June
2002) (Mead Corporation, Vice President, Chief Financial
Officer 1999-2002; Mead Corporation, Vice President, Finance
and Treasurer 1999; Mead Corporation, Vice President,
Treasurer 1998-1999)

Sharon E. Elliott (52)	5/5/2003	Senior Vice President, Human Resources (since May 2003)
(Eastman Kodak, Senior Vice President, Human Resources
2001-2001; Starbucks Coffee Co., Senior Vice President,
Human Resources, 1994-2000)

Michael W. Lamach (40)	2/16/2004	Senior Vice President and Sector President, Security and Safety
(since February 2004) (Johnson Controls, Inc., Group Vice
President & Managing Director Europe/Asia 2003-2004; Group
Vice President & General Manager, Asia 2002-2003; Group
Vice Preident & General Manager, Customer Business Units
1999-2002; Vice President & General Manager, Controls Group
1996-1999)

Patricia Nachtigal (57)	11/2/1988	Director (since 1/1/02), Senior Vice President (since June 2000)
and General Counsel (Vice President 1988-2000)

Donald H. Rice (59)	2/1/1996	Senior Vice President (since 2001), Global Business
Services and Human Resources, (2000 - 2001), (Vice
President, Human Resources, 1995-2000)

Randy P. Smith (54)	2/3/2000	Senior Vice President (since June 2000) and Sector
President, Climate Control (since 2003) (Security
and Safety, President 2000-2003, Vice President,
February 2000 - June 2000) (Textron Fastening Systems,
President 1998-2000)

Christopher P. Vasiloff (52)	11/1/2001	Senior Vice President and Sector President, Infrastructure
Sector (since November 2001); (President, Portable Power,
Infrastructure Sector, 2000-2001; Vice President and
General Manager Portable Compressor Division and
Rotary Recip. Compressor Division, Air Compressor Group,
1996-2000)

Richard W. Randall (53)	10/1/2002	Vice President and Controller (since October 2002);
(President, Engineered Solutions, Industrial, Industrial
Solutions Sector, April 2002-September 2002; Vice
President, Finance and Sector Controller, Industrial
Solutions Sector 2001-2002; Vice President and Controller,
Bearings and Components Industrial Productivity Sector;
Invensys Vice President/CFO - Siebe Automotive 1995-1999)

No family relationships exists between any of the above-listed executive officers of the company. All officers are elected to hold office for one year or until their successors are elected and qualify.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                       MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the principal market for the Company's common shares and related shareholder matters are as follows:

Quarterly share prices and dividends for the Class A common shares are shown in the following tabulation.  The common shares are listed on the New York Stock Exchange.

	Common shares

2003	High	Low	Dividend

First quarter	$ 45.62	$ 34.52	$ 0.17
Second quarter	49.25	38.12	0.17
Third quarter	60.00	46.00	0.19
Fourth quarter	68.19	53.22	0.19

2002

First quarter	$ 54.15	$ 39.42	$ 0.17
Second quarter	54.40	44.39	0.17
Third quarter	46.35	32.78	0.17
Fourth quarter	47.88	29.69	0.17

The Bank of New York (Church Street Station, P.O. Box 11258, New York, NY 10286-1258, (800) 524-4458) is the transfer agent, registrar and dividend reinvestment agent.

There are no significant restrictions on the payment of dividends.  The approximate number of record holders of Class A common shares as of January 31, 2004 was 7,971.

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in the 2003 Form 10-K Annual Report.

There were no repurchases of the Company's shares during the fourth quarter of 2003.

Item 6.   SELECTED FINANCIAL DATA

In millions, except per share amounts

At and for the years ended December 31,	2003	2002	2001	2000	1999

Net sales *	$ 9,876.2	$ 8,891.0	$ 8,542.0	$ 8,345.0	$ 6,508.5

Earnings from continuing operations *	593.5	365.6	180.0	433.7	456.6

Total assets	10,664.9	10,809.6	11,133.8	11,061.1	8,433.3

Long-term debt	1,518.6	2,092.1	2,900.7	1,540.4	2,113.3

Shareholders' equity	4,493.3	3,478.2	3,916.6	3,481.2	3,073.2

Basic earnings per common share: *
Continuing operations	$ 3.47	$ 2.16	$ 1.09	$ 2.69	$ 2.79
Discontinued operations	0.30	0.57	0.40	1.46	0.82

Diluted earnings per common share: *
Continuing operations	$ 3.44	$ 2.15	$ 1.08	$ 2.67	$ 2.76
Discontinued operations	0.30	0.56	0.40	1.45	0.81

Dividends per common share	$ 0.72	$ 0.68	$ 0.68	$ 0.68	$ 0.64

* Amounts have been restated to reflect discontinued operations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Executive Summary and Outlook
Ingersoll-Rand (IR or the Company) is a leading innovation and solutions provider for the major global markets of Climate Control, Industrial Solutions, Infrastructure, and Security and Safety.  The Company's diverse product portfolio encompasses such leading industrial and commercial brands as Thermo King® transport temperature control equipment, Hussmann® commercial and refrigeration equipment, PowerWorks® microturbines, Dresser-Rand® turbomachinery, Ingersoll-Rand® industrial and construction equipment, Bobcat® compact equipment, Club Car® golf cars and utility vehicles, Schlage® locks and security solutions, and Kryptonite® portable security products.  In addition, IR offers products and services under many more premium brands for customers in industrial and commercial markets.

The Company seeks to drive shareholder value through three areas of emphasis: Dramatic Growth, by developing innovative solutions that improve our customers' operations; Operational Excellence, by fostering a culture of continuous improvement and cost consciousness; and Dual Citizenship, by encouraging our employees' active collaboration with colleagues across business units and geographic regions to achieve superior business outcomes.

The following significant events occurred during 2003:

            The Company sold its Engineered Solutions Business (Engineered Solutions) to The Timken Company
           (Timken) effective February 16, 2003.  The consideration received consisted of $700 million in cash and approximately 9.4 million shares of  Timken common stock.  The Company recognized an after-
            tax gain of $58.2 million on the disposition of  Engineered Solutions, which is included in "Discontinued
            operations, net of tax."  The gain is subject to working capital and other final purchase price adjustments. The results of Engineered Solutions, which was part of the Company's Industrial Solutions
            Sector, have been classified as "Discontinued operations, net of tax" for 2003 and for all prior periods.

            Ingersoll-Rand completed the sale of two small non-strategic businesses during 2003. The Waterjet business, which was part of the Air and Productivity Solutions Segment was sold in September 2003, and had revenues in 2002 of approximately $32 million.  Additionally, Laidlaw, a U.K. distributor of architectural hardware, was sold in November 2003.  Laidlaw was part of the Security and Safety
            Segment and had 2002 revenues of approximately $28 million.  The gain on the sale of these businesses was $10.6 million.

            During the third quarter, IR acquired the stock of Integrated Access Systems (IAS) including its
            Geoffrey Industries division.  IAS has eight offices throughout the United States and had revenues of approximately $27 million in 2002.  IAS has been integrated with IR's Electronic Technologies
            Corporation business, which is part of the Security and Safety Segment.

            During the fourth quarter of 2003, Ingersoll-Rand terminated its asset securitization program, with the repurchase of approximately $240 million of receivables from special-purpose entities.  This transaction was funded by cash on hand and short-term borrowing.  Additionally, the Company made voluntary pension contributions during the year of approximately $200 million.

Full-year 2003 net revenues were $9,876.2 million, an 11% increase compared with net revenues of $8,891.0 million in 2002.  Excluding the effects of currency translation, net revenues increased by 7%, which was above our target growth of 4% to 6% annually.  The Company attributes the improved revenue growth to its leadership position as a proven source of innovation in worldwide markets and gains in the recurring revenue stream.

The Company reported full-year earnings of $644.5 million, or diluted earnings per share of $3.74.  Full-year earnings from continuing operations increased by 62% compared to 2002.  The Company benefited from the continuing operational improvements, productivity enhancements in our worldwide operations, reduced interest expense from repayment of debt and interest rate declines, and the effects of our tax strategies, which resulted in an effective tax rate of 13.7%.  These improvements have enabled IR to pursue new market opportunities and create innovative, differentiated solutions for its customers.  In 2003, IR improved the strength of its balance sheet.  Total debt at year-end was $2.3 billion, a reduction of approximately $930 million compared to year-end 2002.  The debt-to-capital ratio was 33% at the end of 2003 compared to 48% at the end of 2002.

For full-year 2003, all business segments generated improved revenues, operating income and operating margins compared to 2002.

            Climate Control revenues and operating income benefited from price realization and market gains in the
            Thermo King business, while industry-wide pricing pressures and lower volumes continued to challenge the Hussman business.

            Air and Productivity Solutions' revenues and operating income benefited from higher volumes and product mix as recurring revenues for the segment continued to increase.

            Dresser-Rand revenues increased from higher volumes and product mix.  Operating income increased based mainly on pricing and product mix, while operating margins remained constant.

            Infrastructure revenues and operating income benefited from higher volumes, which were primarily associated with new product sales in the Bobcat business, continuing market share gains at Club Car in the North American golf market, and improved overseas sales for the Road Development business.

            Security and Safety achieved revenue growth through market share gains in the United States.
            Additionally, the full-year inclusion of Electronic Technologies Corporation, which was acquired in
            2002, and the addition of Integrated Access Systems, acquired in August 2003, favorably affected the segment's revenues and operating income.

Business activity in most of Ingersoll-Rand's major industrial and construction end markets continued to improve as the year 2003 came to an end.  In 2004, IR expects to build on the momentum generated during the last year to continue to generate greater market share gains and operating performance improvements across our businesses.  The Company sees recovery in most North American and European markets and continuing growth in Asia.  Additionally, the Company once again expects to produce substantial operating cash flow in 2004.

Critical Accounting Policies
The notes to the financial statements include a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements and the following summarizes what the Company believes are the critical accounting policies and methods used by the Company:

-       Employee benefit plans - The Company provides a range of benefits to employees and retired employees, including pensions, postretirement, postemployment and health-care benefits.  Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and health-care cost trend rates.  Independent actuaries perform the required calculations to determine expense in accordance with U.S. generally accepted accounting principles. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized over future periods.  The
         Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on then current rates and trends if appropriate to do so.  The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date.  The discount rate reflects a rate at which pension benefits could be effectively
         settled.   The discount rate is established and based primarily on the yields of high-quality fixed-income investments available and expected to be available during the period to maturity of the pension and postretirement benefits.  The Company also reviews the yields reported by Moody's on AA corporate bond as of the measurement date.  The rate of compensation increase is dependent on expected future compensation  levels.  The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid.  Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period.  The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred.  The expected long-term rate of return on plan assets used is based on what is realistically achievable based on the types of assets held by the plans and the plan's investment policy.  Historical asset return trends for the larger plans are reviewed over fifteen,  ten and five years.  The actual rate of return for plan assets over the last ten-and fifteen-year periods have exceeded the expected rate of return used.  The Company reviews each plan and its historical returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used. At the end of 2002, the Company believed a revision to its long-term expectations for returns was necessary based upon the market performance experienced in 2001 and
        2002.   The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on input from  its actuaries, outside investment advisors, and information as to assumptions used by plan sponsors.

        Shareholders' equity at December 31, 2003 and 2002, includes a reduction for a minimum liability adjustment net of tax, of $359.4 million and $317.2 million, respectively.  The reason for the increase in the minimum liability adjustment year-over-year is primarily due to the change in the discount rates.

        Changes in any of the assumptions that were used in computing the net periodic pension cost or postretirement cost can have an impact on the various components that comprise these costs.  Estimated sensitivities to the net periodic pension cost of a 0.25% rate decrease in the three basic assumptions are a follows: the discount rate would increase expense by approximately $5.3 million; the rate of compensation increase would decrease expense $2.3 million, and the estimated return on assets assumption would increase expense by approximately $5.3 million.  A 0.25% rate decrease in the discount rate for postretirement benefits would increase net periodic postretirement benefit cost by $2.2 million and a 1.0%
        increase in the health care cost trend rate would increase the cost by approximately $4.0 million.

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

-      Accrued liabilities - The Company has accrued liabilities for product liability claims, including asbestos claims, workers' compensation matters and product warranty issues.  The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve.
       The Company believes its estimated reserves are reasonable.

-     Allowance for doubtful accounts and inventory reserves - The Company has provided an allowance for doubtful accounts receivable and inventory reserves based upon its knowledge of its end markets, customer base and products.

-     Goodwill and other intangible assets - The Company has significant goodwill and other intangible assets on its balance sheet related to acquisitions.  The valuation and classification of these assets and the assignment of amortization lives involves significant judgments and the use of estimates.  The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value.  The Company's goodwill and other intangible assets are tested and reviewed for impairment on an annual basis or when there is a significant change in circumstances.  The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles.  Changes in business conditions could potentially require future adjustments to these valuations.

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

Results of Operations
Net earnings for 2003 were $644.5 million, or diluted earnings per share of $3.74 as compared to a net loss of $173.5 million or $1.02 diluted loss per share in 2002, (which includes the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standard (SFAS) 142, "Goodwill and Other Intangible Assets"), and net earnings of $246.2 million or $1.48 diluted earnings per share in 2001.  Earnings from continuing operations for 2003 were $593.5 million, or diluted earnings per share of $3.44 as compared to $365.6 million or $2.15 diluted earnings per share, and $180.0 million or $1.08 diluted earnings per share in 2002 and 2001, respectively.

Dollar amounts in millions	2003	2002	2001

Net revenues	$ 9,876.2	$ 8,891.0	$ 8,542.0
Cost of goods sold	7,471.0	6,786.6	6,694.5
Selling and administrative expenses	1,538.3	1,423.9	1,354.4
Restructuring (reversals) charges	(3.2)	41.9	73.7

Operating income	$ 870.1	$ 638.6	$ 419.4

Operating margin	8.8%	7.2%	4.9%

Beginning in 2000, the Company commenced a restructuring program, which is more fully described under "Restructuring Program."  This program included certain costs that are identified in Staff Accounting Bulletin (SAB) 100 and Emerging Issues Task Force (EITF) 94-3 as restructuring, as well as other related costs that did not meet the criteria to be classified as "restructuring."  Nonrecurring costs associated with these activities not qualifying as "restructuring" are referred to as "productivity investments" and were charged to "Cost of sales" and "Selling and administrative expenses."  Productivity investments consisted of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements.  Charges for productivity investments were expensed as incurred.  Additionally in 2001, $9.5 million was included in selling and administrative expenses for costs associated with the Company's reincorporation in Bermuda.

Revenues
2003 vs. 2002:  Revenues for 2003 increased by approximately 11% compared to 2002.  Higher volumes and the effects of currency translation accounted for approximately 5% and 4%, respectively, of the increase.  Volume increases were primarily attributable to an improvement in Thermo King's worldwide truck and trailer market, continued gains in recurring revenues in the Air and Productivity Solutions Segment, new product introductions from the Bobcat business, and U.S. market share gains in Security and Safety.  The remaining increase was primarily attributable to pricing and the results of acquisitions. Revenues across all business segments were higher.

2002 vs. 2001:  Revenues for 2002 increased by approximately 4% compared to 2001. Higher volumes and the results of acquisitions accounted for the majority of the increase.  Revenues across all business segments were higher.

Cost of Goods Sold
2003 vs. 2002:  Cost of goods sold in 2003 was 75.6% of sales compared to 76.3% in 2002.  The benefits associated with the restructuring programs and increased productivity accounted for the majority of the decrease.  Additionally, the elimination of charges related to productivity investments, which were $25.2 million in 2002, and increased volume had a positive effect on the ratio.  These positive effects were partially offset by currency translation and higher pension and other employee benefit costs.

2002 vs. 2001:  Cost of goods sold in 2002 was 76.3% of sales compared to 78.4% in 2001.  The decrease in the ratio of cost of goods sold to sales was mainly attributable to the effects of adopting SFAS No. 142, which ceased goodwill amortization beginning January 1, 2002.  Goodwill amortization of approximately $122 million was included in cost of goods sold in 2001.  Additionally, charges for productivity investments included in cost of goods sold in 2002 were $25.2 million, compared with $74.3 million in 2001.  The benefits associated with the restructuring programs and improved productivity also had a positive impact on the ratio.

Selling and Administrative Expenses
2003 vs. 2002:  Selling and administrative expenses were 15.6% of sales in 2003 as compared to 16.0% for 2002.  The decrease in the ratio is mainly due to the benefits associated with the restructuring programs and increased productivity, and the elimination of charges related to productivity investments, which were $8.2 million in 2002, as well as higher revenues in 2003.  These positive effects were partially offset by additional costs for stock-based compensation programs resulting from the increase in the Company's common share price during 2003, and higher pension and other employee benefit costs.  Stock-based compensation relates to executive compensation programs as further described in Notes 1 and 11.

2002 vs. 2001:  Selling and administrative expenses were 16.0% of sales in 2002 as compared to 15.9% for 2001.  Higher charges in 2001 for productivity investments, direct costs of the reincorporation in Bermuda, and goodwill amortization included in selling and administrative expenses were offset by acquisitions of service businesses that historically maintain higher ratios and higher employee benefit and insurance costs in 2002.  Productivity investments amounted to $8.2 million in 2002, as compared with $34.3 million in 2001.  The effects of adopting SFAS No. 142, which ceased goodwill amortization beginning January 1, 2002, also had a positive impact on the ratio in 2002. Goodwill amortization of approximately $8 million was included in selling and administrative expenses in 2001.  Additionally in 2001, $9.5 million was included in selling and administrative expenses for costs associated with the reincorporation in Bermuda.

Operating Income
2003 vs. 2002:  Operating income for 2003 increased by approximately 36% compared to 2002, while operating income margins also increased significantly.  The increases were mainly attributable to the benefits associated with the restructuring programs and improved productivity, higher pricing, higher volumes, product mix, and the elimination of charges related to restructuring and productivity investments.  These positive effects were partially offset by higher pension and other employee benefit costs and additional costs for stock-based compensation programs.

2002 vs. 2001:  Operating income for 2002 increased by approximately 52% compared to 2001, while operating income margins also increased significantly.  The increases were mainly attributable to the effects of adopting SFAS No. 142, lower year-over-year charges for restructure and productivity investments, and the benefits associated with the restructuring and productivity improvement programs.

Interest Expense
2003 vs. 2002:  Interest expense for 2003 totaled $176.5 million, a decrease of $53.8 million from 2002. The decrease is attributable to lower year-over-year debt levels resulting primarily from the repayment of $700 million of debt in the first quarter of 2003, approximately $240 million in other debt repayments during the year, as well as a decline in interest rates.

2002 vs. 2001:  Interest expense for 2002 totaled $230.3 million, a decrease from 2001's total of $249.3 million.  The decrease was due to lower year-over-year debt levels and a decline in interest rates.

Other Income (Expense), Net
Other income (expense), net, includes certain foreign exchange gains and losses, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items.

2003 vs. 2002:  In 2003, other income (expense), net, aggregated $9.2 million of net income, as compared with $10.8 million of net expense in 2002.  The change is primarily attributable to the sale of approximately 9.4 million shares of Timken Company common stock, which resulted in a gain of $7.6 million, due to share-price appreciation from the date of acquisition to the sale date.  Additionally, the Company received $2.4 million in dividend income while holding these shares.  The remaining change was due to lower foreign exchange losses in 2003 and several miscellaneous expense items included in 2002.

2002 vs. 2001:  In 2002, other income (expense), net, aggregated $10.8 million of net expense, as compared with $19.4 million of net expense in 2001.  Included in 2002 are proceeds from an insurance settlement of approximately $10 million.  Included in 2001 was the $8.8 million gain on the sale of stock received in connection with the sale of Dresser-Rand's compression services business.  Additionally, in 2002, lower miscellaneous expense items were partially offset by higher foreign exchange losses.

Minority Interests
2003 vs. 2002:  Minority interests increased to $15.1 million in 2003, from $14.4 million in 2002 as a result of higher earnings from consolidated subsidiaries in which the Company has a majority ownership.

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

Provision for Income Taxes
The tax provision for the year ended December 31, 2003 was $94.2 million, resulting in an effective rate of 13.7%.  This compares to a provision of $17.5 million, resulting in an effective rate of 4.6% for the year ended December 31, 2002, and a benefit of $50.0 million, resulting in an effective tax rate of negative 38.5% for the year ended December 31, 2001.

In 2003, the Company continued to realize benefits of the reorganization.  Significant tax benefits do not vary directly with income, therefore as income increases as it did between 2002 and 2003, the tax rate also increased.  In 2001, the year of the reincorporation to Bermuda, the Company recorded a one-time tax benefit of $59.8 million related to the utilization of previously limited foreign tax credits and net operating loss carryforwards in certain non-U.S. jurisdictions.  Also in 2001, the Company realized a benefit of approximately $18.5 million related to prior years foreign sales corporation benefits.

Discontinued Operations
During 2003, the Company continued its business portfolio realignment by selling three businesses.  The Company recognized an after-tax gain of $58.2 million on the disposition of Engineered Solutions, which is included in "Discounted operations, net of tax".  The gain is subject to working capital and other final purchase price adjustments.  Net purchase price adjustments of approximately $5 million have been recorded since the date of sale.  These adjustments relate primarily to certain pension and other employee benefits.  The Company is currently involved in a dispute resolution procedure relating to the final purchase price adjustment based on the working capital of Engineered Solutions that was sold in February 2003.  The Company expects a resolution by the end of the second quarter of 2004.  Any adjustment recorded is not expected to be material and would be reflected as an increase or decrease to "Discontinued operations, net of tax" in 2004.  Net (loss) earnings and continuing costs associated with Engineered Solutions, included in "Discontinued operations, net of tax," were $(1.2) million, $108.4 million, and $70.1 million for 2003, 2002, and 2001, respectively.  In the fourth quarter of 2003, the Company expected to receive payments for claims filed under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) on behalf of a subsidiary included in Engineered Solutions.  The antidumping duty is levied when the U.S. Department of Commerce determines that imported products are being sold in the United States at less than fair value causing material injury to a United States industry.  These payments of approximately $35 million are expected to be received in the first quarter of 2004.

The Company recognized an after-tax loss of $7.6 million on the disposition of its Laidlaw business unit (Laidlaw), which is included in "Discontinued operations, net of tax."  Laidlaw's net losses for 2003, 2002, and 2001, included in "Discontinued operations, net of tax," were $1.2 million, $1.8 million, and $1.4 million, respectively.

The Company recognized an after-tax gain of $18.2 million (subject to a working capital adjustment) on the disposition of its Waterjet business unit (Waterjet), which is included in "Discontinued operations, net of tax."  Waterjet's net earnings for 2003, 2002, and 2001, included in "Discontinued operations, net of tax," were $4.3 million, $3.6 million, and $3.4 million, respectively.

Discontinued operations, net of tax, for 2003 amounted to $51.0 million of income. This includes the net gain on the sale of the businesses sold during 2003 of $68.8 million.  The remaining portion of discontinued operations, amounting to $17.8 million of expense, is primarily the retained costs of Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  IDP costs include employee benefits and product liability costs, primarily related to asbestos claims.  Discontinued operations, net of tax, for 2002 and 2001 amounted to $95.4 million and $66.2 million of income, respectively, which includes the results of the businesses sold in 2003 and IDP costs of $14.8 million and $5.9 million, respectively.

Restructuring Program
During the third quarter of 2000, the Company commenced a $325 million restructuring program, which included plant rationalizations, organizational realignments consistent with the Company's new market-based structure and the consolidation of back-office processes.  During the fourth quarter of 2001, the Company commenced a second restructuring program for an additional $150 million to further reduce the general and administrative expenses across the Company.  These programs included certain costs that are identified in SAB 100 and EITF 94-3 as restructuring, as well as other related costs that did not meet the criteria to be classified as restructuring.  Nonrecurring costs associated with these activities not qualifying as restructuring are referred to as "productivity investments" and were charged to "Cost of sales" and "Selling and administrative expenses" as incurred.   Minimal remaining restructuring liabilities are expected to be paid by the end of the second quarter of 2004.  The Company has realized lower costs and improved customer service in all segments as a result of these actions. The Company manages the 2000 and 2001 programs as a single restructuring program totaling $475 million.  Therefore, all comments regarding restructure activity refer to both programs combined.

The total employee terminations related to the restructuring program were approximately 5,000.  These terminations impacted both the salaried and hourly employee groups.  The Company closed 20 manufacturing facilities in connection with the restructuring programs.

The planned benefits of the program were estimated to be approximately $200 million pre-tax on an annual basis once fully implemented.  As of December 31, 2003, the Company estimates that it has realized these benefits.

Management teams that were directly involved with the required actions developed the estimated costs for each project within each segment and the Corporate Center.  The costs relating to restructuring charges included employee termination costs such as severance, extended medical costs, pension liabilities, and outplacement costs, and facility exit costs such as lease exit costs and equipment write-offs.  Severance costs are generally paid on a monthly basis over the severance period granted to each employee or in a lump sum.  Severance costs are based mainly on years of service and current salary.  Employee termination costs also include outplacement costs, which are paid in accordance with normal payment terms.  Facility exit costs consist primarily of lease termination costs and are generally recorded upon exiting the facility.

The projected savings identified at the project level were developed by the management teams at the various locations and were based on the historical data that pertained to the specific actions (payroll, benefits and variable overhead).

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee
	termination	Facility
In millions	costs	exit costs	Total

Balance at December 31, 2002	$ 20.1	$ 6.2	$ 26.3
Cash payments	(14.3)	(2.6)	(16.9)
Change in estimate	(1.8)	(1.4)	(3.2)
Non-cash write-offs	-	(0.6)	(0.6)

Balance at December 31, 2003	$ 4.0	$ 1.6	$ 5.6

Climate Control
This Segment has undergone significant restructuring due to the acquisition of Hussmann International, Inc. (Hussmann) in 2000.  During 2000, Thermo King experienced a reduction in volume due to a severe recession in the North America truck and trailer markets.  In order to improve production efficiencies and decrease operating costs, certain manufacturing facilities were closed.  In conjunction with the Hussmann acquisition, it was necessary to address these issues to achieve the synergies identified.  The identified actions were as follows:

      -   Close five manufacturing locations: U.S. (2), Europe (2) and Latin America (1).
      -   Outsource the manufacturing of certain components used in products.
      -   Terminate 1,419 employees.

As of December 31, 2002, all five specified manufacturing locations were closed.  As of December 31, 2003, all identified employees were terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $35 million.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 2.2	$ 2.7	$ 4.9
Cash payments	(1.4)	(1.1)	(2.5)
Change in estimate	(0.6)	(0.2)	(0.8)

Balance at December 31, 2003	$ 0.2	$ 1.4	$ 1.6

A reversal of a portion of the provision for employee termination costs was made in 2003, due to incurring lower than anticipated costs.  Actual costs were lower due to certain employees' decisions to leave prior to their scheduled termination date.

The provision remaining at December 31, 2003, relates to a project involving the outsourcing of certain components used in the manufacturing of one of the Segment's products.  As the transition to the outsourcing company began, various quality issues were identified, which resulted in a delay in the transition.  The Segment has resolved these issues and anticipates that the transition will be completed by the end of the second quarter of 2004.

Air and Productivity Solutions
This Segment's operations were examined and it was determined that the consolidation of manufacturing locations and the reduction of selling and administrative (S&A) expenses were essential to meet strategic objectives.  To achieve a lower cost structure, an Eastern European manufacturing plant was opened enabling the Segment to compete on a global scale.  The severe recession in the worldwide industrial markets necessitated employee terminations to align the cost structure with the volume levels. The identified actions were as follows:

      -   Close eight manufacturing locations: U.S. (4), Asia Pacific (3) and Europe (1).
      -   Terminate 1,408 employees.

As of December 31, 2002, all the specified manufacturing locations had been closed.  The minimal number of employees remaining as of December 31, 2003, will be terminated in the first quarter of 2004. It is estimated that this Segment has realized its expected annual savings of approximately $60 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee
	termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 0.6	$ 2.6
Cash payments	(0.6)	(2.5)
Change in estimate	-	0.2

Balance at December 31, 2003	$ -	$ 0.3

The provision remaining at December 31, 2003, relates to final severance payments, which are expected to be paid in the first quarter of 2004.

Dresser-Rand
This Segment's operations and S&A expense structure were examined, and it was determined that the reduction of S&A expenses, as well as the consolidation of its sales regions was essential to meet strategic objectives.  The identified actions were as follows:

      -   Organizational realignment - five regions reduced to three.
      -   Terminate 388 employees.
      -   Close or consolidate several non-manufacturing locations.

As of December 31, 2002, the organizational realignment and the closure of certain non-manufacturing locations were complete.  As of June 30, 2003, all identified employees were terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $38 million.

A reconciliation of the restructuring reserve for the Phase II program is as follows:

Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase II	Phase II	Phase II

Balance at December 31, 2002	$ 3.2	$ 0.5	$ 3.7
Cash payments	(3.1)	(0.2)	(3.3)
Change in estimate	-	(0.1)	(0.1)

Balance at December 31, 2003	$ 0.1	$ 0.2	$ 0.3

The provision remaining at December 31, 2003, relates to final severance payments and facility exit costs, which are expected to be paid in the first quarter of 2004.

Infrastructure
Manufacturing facilities were examined to identify opportunities to improve production efficiencies and decrease manufacturing operating costs. The consolidation of the manufacturing locations has enabled the Segment to leverage its capacity as volumes return.  Additionally, significant management realignments were essential to the success of the market strategy and to leverage the distribution channels.  The identified actions were as follows:

      -  Close two manufacturing locations in the U.S.
      -  Terminate 781 employees.

As of December 31, 2002, all identified manufacturing locations were closed.   As of September 30, 2003, all identified employees were terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $29 million.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee		Facility
	termination costs		exit costs	Total

In millions	Phase I	Phase II	Phase II	Phase I	Phase II

Balance at December 31, 2002	$ 1.5	$ 0.1	$ 0.6	$ 1.5	$ 0.7
Cash payments	(1.2)	(0.1)	(0.4)	(1.2)	(0.5)
Change in estimate	(0.3)		(0.2)	(0.3)	(0.2)

Balance at December 31, 2003	$ -	$ -	$ -	$ -	$ -

A reversal of a portion of the provision for employee termination costs was made in 2003, due to incurring lower than anticipated costs.  Actual costs were lower due to certain employees' decisions to leave prior to their scheduled termination date.  Additionally, a reversal of a portion of the provision for facility exit costs was made in 2003, due to incurring lower than anticipated costs associated with the sale of a building.

Security and Safety
This Segment's manufacturing facilities were examined to find opportunities to improve production efficiencies and decrease operating costs. The Segment's S&A expense structure was also examined and it was determined that significant actions were required to align the cost structure with the then current volume levels.  The identified actions were as follows:

       -   Close five manufacturing locations: U.S. (3) and Europe (2).
       -   Terminate 540 employees.

As of December 31, 2002, all identified manufacturing locations were closed.  As of September 30, 2003, all identified employees were terminated.  It is estimated that this Segment has realized its expected annual savings of approximately $39 million.

A reconciliation of the restructuring reserve for the Phase I program is as follows:

	Employee
	termination	Facility
	costs	exit costs	Total

In millions	Phase I	Phase I	Phase I

Balance at December 31, 2002	$ 0.7	$ 2.4	$ 3.1
Cash payments	(0.7)	(0.9)	(1.6)
Change in estimate	-	(0.9)	(0.9)
Non-cash write-offs	-	(0.6)	(0.6)

Balance at December 31, 2003	$ -	$ -	$ -

The original estimate for facility exit costs included ongoing lease commitments for a vacated facility.  During the year, the remaining lease obligation was terminated early for an amount less than the original estimate, resulting in a reversal to the provision.  Additionally, the Segment recorded a non-cash write-off in order to write-down the value of a vacated building to its estimated selling price.

Corporate Center
An examination of previously decentralized back-office functions, such as accounts payable, accounts receivable, benefits administration and payroll, at Corporate Center and across all business segments identified opportunities to improve the costs of high volume transactions.  The creation of Global Business Services (a shared service center) enabled the Company to consolidate high volume transactions resulting in lower costs.  As of December 31, 2003, 218 employees were terminated, with an additional 92 in staff reductions related to outsourcing of back-office functions and organizational realignments remaining.  The savings associated with the corporate restructuring activities are realized in the segments due to the reduction of employees in business units' back-office operations.

A reconciliation of the restructuring reserve for the Phase I and Phase II programs is as follows:

	Employee
	termination costs

In millions	Phase I	Phase II

Balance at December 31, 2002	$ 2.8	$ 6.4
Cash payments	(2.3)	(2.4)
Change in estimate	(0.5)	(0.6)

Balance at December 31, 2003	$ -	$ 3.4

A reversal of $1.1 million of the provision for employee termination costs was made in 2003, due to incurring lower than anticipated costs.  Actual costs were lower due to certain employees' decision to leave prior to their scheduled termination date, and the redeployment of certain employees throughout the Company.

Of the provision remaining at December 31, 2003, $1.9 million relates to employee termination costs associated with the outsourcing of back office functions.  During the transition of these functions to the outsourcing firm, certain issues arose resulting in the delay of the transition schedule.  As of December 31, 2003, these issues were resolved and the majority of these costs are expected to be paid in the first and second quarters of 2004.  The remaining portion of this transition will result in the termination of 83 employees.  Additionally, $1.5 million of the remaining provision relates to employee termination costs associated with other Corporate Center initiatives.  These costs will be paid in the first quarter of 2004, and will result in the termination of a minimal number of employees.

Review of Business Segments
Results for 2002 and 2001 include charges for restructuring and productivity investments. Productivity investments consist of costs for equipment moving, facility redesign, employee relocation and retraining, and systems enhancements. Charges for productivity investments were expensed as incurred.  Also included in 2001 is amortization of goodwill and indefinite lived intangible assets.  As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer subject to amortization.

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.  It includes the Thermo King and Hussmann business units.

Dollar amounts in millions	2003	2002	2001

Net revenues	$ 2,648.9	$ 2,466.4	$ 2,438.2
Operating income	219.1	137.0	21.7
Operating margin	8.3%	5.6%	0.9%

2003 vs. 2002:  Climate Control revenues for 2003 increased by approximately 7% compared to 2002.  The effects of currency translation accounted for approximately 4% of the increase, mainly due to the strengthening of the euro against the U.S. dollar.  The remaining increase was primarily due to higher volumes, pricing, and the full year inclusion of the results of acquisitions that occurred in 2002.  Operating income and margins for the year ended 2003 increased significantly.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by approximately $37 million, while pricing, and higher volumes and product mix increased operating income by $25.8 million and $8.7 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $16.3 million in 2002.  These positive effects were partially offset by other expenses, such as higher pension and other employee benefit costs.

Climate Control revenues and operating income benefited from improved price realization throughout the Thermo King businesses, while industry-wide pricing pressures continued to challenge the profitability of the Hussmann businesses.  Volume increases for the Segment were driven by worldwide Thermo King truck and trailer sales, which were partially offset by decreased demand for Hussmann's refrigerated cases in North America, as large supermarkets continue to defer capital expenditures.

2002 vs. 2001:  Climate Control revenues for 2002 increased by approximately 1% compared to 2001.  The increase in revenues resulting from acquisitions of approximately 4% was offset by lower volumes of approximately 3%.  Operating income and margins increased significantly in 2002.  The increase was mainly attributable to the effects of adopting SFAS No. 142, which ceased goodwill amortization beginning January 1, 2002.  Goodwill amortization of $85.8 million was recorded in 2001.  In addition, charges for restructuring and productivity investments decreased by $26.5 million and $21.0 million, respectively, from 2001.  The estimated benefits associated with the restructuring programs and improved productivity also increased operating income by approximately $52 million.  Lower volumes and product mix of $40.8 million, as well as increased warranty expenses and higher employee benefit and insurance costs had an unfavorable impact over 2001.

Industrial Solutions
Industrial Solutions is comprised of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency.  Industrial Solutions consists of the Air and Productivity Solutions Segment and the Dresser-Rand Segment.  During the first quarter of 2003, the Company sold Engineered Solutions.  The results of  Engineered Solutions, which was part of the Company's Industrial Solutions Sector, were classified as "discontinued operations, net of tax" for 2003 and for all prior periods.

Air and Productivity Solutions
Air and Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, microturbines and industrial tools.  This Segment previously included the Company's Waterjet business unit, which was sold during 2003 and whose results are now included in "Discontinued operations, net of tax."

Dollar amounts in millions	2003	2002	2001

Net revenues	$ 1,363.6	$ 1,279.0	$ 1,275.9
Operating income	104.1	67.9	46.8
Operating margin	7.6%	5.3%	3.7%

2003 vs. 2002:  Air and Productivity Solutions' revenues for 2003 increased by approximately 7% compared to 2002.  The effects of currency translation accounted for approximately 4% of the increase, mainly due to the strengthening of the euro against the U.S. dollar.  The remaining increase was primarily due to higher volumes and service revenues.  Operating income and margins for the year ended 2003 increased significantly.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by approximately $37 million, while higher volumes and product mix, and the effects of currency translation increased operating income by $8.9 million and $8.7 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $19.1 million in 2002.  These positive effects were partially offset by continued investment in developing the microturbine business, costs for implementing new efficiency initiatives, and other charges, such as higher pension and other employee benefit costs.

Air and Productivity Solutions' revenues and operating income benefited from higher volumes and product mix, as recurring revenues for the Segment continued to increase.  Additionally, new products with higher margins and increased aftermarket business accounted for a portion of the increase.

2002 vs. 2001:  Air and Productivity Solutions' revenues for 2002 remained constant compared to 2001. Operating income and margins both increased in 2002.  The increase was mainly attributable to the estimated benefits associated with the restructuring programs and improved productivity, which amounted to approximately $34 million and decreases in charges for restructuring and productivity investments of $4.9 million and $13.8 million, respectively, over 2001.  Additionally, the effects of adopting SFAS No. 142, which ceased goodwill amortization beginning January 1, 2002, had a positive impact. Goodwill amortization of $3.6 million was recorded in 2001.  Lower volume and product mix of $13.9 million, as well as higher employee benefit and insurance costs and continued investment in developing the microturbine business had an unfavorable impact over 2001.

Dresser-Rand
Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators.

Dollar amounts in millions	2003	2002	2001

Net revenues	$ 1,333.9	$ 1,024.4	$ 881.3
Operating income	43.4	33.2	21.4
Operating margin	3.3%	3.2%	2.4%

2003 vs. 2002:  Dresser-Rand revenues for 2003 increased by approximately 30% compared to 2002.  Higher volumes accounted for approximately 23% of the increase, while the effects of currency translation and improved pricing accounted for the remainder.  Operating income for the year ended 2003 increased, while operating margins remained constant.  Improved pricing and product mix increased operating income by $30.3 million, while the estimated benefits associated with the restructuring program and improved productivity increased operating income by approximately $32 million.  These positive effects were partially offset by costs of $11.3 million associated with a reduction in excess capacity, increased labor and engineering costs of $6.9 million, inventory write-offs as discussed below, the effects of currency translation, and other charges, such as higher pension and other employee benefit costs.  Additionally, revenues and margins were impacted by certain large components that are purchased by Dresser-Rand on behalf of customers and passed through at lower margins.  Reported revenues for 2003 and 2002 include $263.8 million and $151.6 million, respectively, of revenues related to these components.

During the third quarter of 2003, a management review identified an issue relating to work-in-process inventory accounts (Inventory) at two locations within Dresser-Rand.  It was determined that certain Inventory had not been properly relieved upon shipment during the time period 1999 to 2003, resulting in an overstatement of inventory.  Management immediately began an extensive, in-depth review of accounts and records associated with Dresser-Rand during the time period since the Company acquired full ownership in February 2000.  This review identified overstatements requiring the following adjustments: reduce inventory ($33.8 million); reduce depreciation expense ($9.9 million); and reduce pension expense ($7.5 million).  In addition, the review revealed that certain accruals had not been properly relieved (a reduction of $6.7 million) and certain intercompany accounts had not been reconciled (a reduction of $10.1 million).  The net effect of recording the preceding adjustments (a total reduction of assets of $33.8 million and a total reduction of expenses and liabilities of $34.2 million) in the third quarter of 2003 increased consolidated net income in the quarter by $0.4 million.

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

2002 vs. 2001:  Dresser-Rand revenues for 2002, increased by approximately 16% compared to 2001, while operating income and margins also increased.  The improved results are mainly attributable to volume increases.  Additionally, revenues and margins were impacted by certain large components that were purchased by Dresser-Rand on behalf of customers and passed through at lower margins.  Reported revenues for 2002 and 2001 include $151.6 million and $106.0 million, respectively, of revenues related to these components.

Infrastructure
Infrastructure is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, golf and utility vehicles, portable compressors and light towers, road construction and repair equipment, and a broad line of drills and drill accessories.  It is comprised of Bobcat, Club Car, Portable Power, Road Development and Specialty Equipment.

Dollar amounts in millions	2003	2002	2001

Net revenues	$ 2,924.8	$ 2,651.1	$ 2,570.3
Operating income	317.3	238.7	219.7
Operating margin	10.8%	9.0%	8.5%

2003 vs. 2002:  Infrastructure revenues for 2003 increased by approximately 10% compared to 2002.  Higher volumes accounted for approximately 5% of the increase, while the effects of currency translation accounted for a majority of the remaining increase.  Operating income and margins for the year ended 2003 increased significantly.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by approximately $31 million, while higher volumes and product mix, and the effects of currency translation increased operating income by $32.3 million and $19.0 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $12.5 million in 2002.  These positive effects were partially offset by $7.2 million in costs for implementing new efficiency initiatives, increased product liability costs, and other charges, such as higher pension and other employee benefit costs.

Revenues and operating income, for all businesses in the Infrastructure Segment, increased in 2003.  Infrastructure revenues and operating income benefited from higher volumes, which were primarily associated with new product sales and strong North American markets in the Bobcat business, continuing market share gains from Club Car in the North American golf market, and improved overseas sales from the Road Development business.  The effects of currency translation also had a positive impact on the Segment's revenues and operating income due to the strengthening of the euro and Canadian dollar against the U.S. dollar.

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

Security and Safety
Security and Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, electronic and biometric access control systems, and time and attendance systems.  This Segment previously included the Company's Laidlaw business unit, which was sold during 2003 and whose results are now included in "Discontinued operations, net of tax."

Dollar amounts in millions	2003	2002	2001

Net revenues	$ 1,605.0	$ 1,470.1	$ 1,376.3
Operating income	316.6	275.8	232.6
Operating margin	19.7%	18.8%	16.9%

2003 vs. 2002:  Security and Safety revenues for 2003 increased by approximately 9% compared to 2002.  Higher volumes and product mix, the results of acquisitions, and the effects of currency translation accounted for approximately 3%, 2%, and 2%, respectively, of the increase.  The remaining increase was primarily due to pricing.   Operating income and margins increased for the year ended 2003.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by approximately $21 million, while pricing, and higher volumes and product mix increased operating income by $11.6 million and $9.3 million, respectively.  Additionally, there were no charges for restructuring and productivity investments in 2003.  These charges amounted to $14.2 million in 2002.  These positive effects were partially offset by increased investments in new products and to maintain current market share in core products, as well as other charges, such as higher pension and other employee benefit costs.

Security and Safety achieved revenue growth through market share gains in the United States, which were driven by its strategic initiatives.  Additionally, the full year inclusion of Electronic Technologies Corporation, which was acquired in 2002, and the addition of Integrated Access Systems, acquired in 2003, had positive effects on revenues and operating income.

2002 vs. 2001:  Security and Safety revenues for 2002, increased by approximately 7% compared to 2001. The results of acquisitions accounted for a 4% increase in revenues, with the remaining increase mainly attributable to higher volumes.  Operating income and margins both increased in 2002.  The increase was mainly attributable to the estimated benefits associated with the restructuring programs and improved productivity, which amounted to approximately $24 million and decreases in charges for productivity investments of $18.2 million over 2001.  The effects of adopting SFAS No. 142, which ceased amortization of goodwill beginning January 1, 2002, also had a positive impact.  Goodwill amortization of $14.3 million was recorded in 2001.  Favorable product mix increased operating income in 2002 by $10.6 million.  These benefits were partially offset by the continued investment in Security and Safety growth initiatives of $10.6 million and higher employee benefit and insurance costs.

Employee Benefit Plans
Pensions - Net periodic pension cost for 2003 totaled $83.0 million.  The sale of  Engineered Solutions caused net pension curtailment and settlement gains of $10.1 million.  In the first quarter of 2003, the Company remeasured its major U.S. pension plan due to the sale of  Engineered Solutions.  Prior to remeasurement, the assumptions used to calculate pension benefits were as follows: 6.75% discount rate; 4.00% rate of compensation increase and a 8.75% expected return on plan assets. Upon remeasurement, the discount rate was decreased to 6.50% to reflect the change in market conditions.  The net periodic pension cost for non-U.S. plans for 2003 was based on the weighted- average assumptions disclosed at December 31, 2002.  The assumptions expected to be used in the 2004 net periodic pension benefit cost are the same as were used at the end of 2003 to calculate the pension benefit obligation.

Net periodic pension cost for 2002 was $27.4 million.  Net periodic pension cost for the U.S. pension plans for the first three quarters of 2002 was based on the weighted-average assumptions disclosed at December 31, 2001.  Those assumptions for the U.S. plans were a discount rate of 7.25%, a 5.00% rate of compensation increase and an expected return on plan assets of 9.00%.  Inthe fourth quarter of 2002, the Company approved certain amendments to its U.S. pension plans for non-bargaining employees, effective January 1, 2003.  The plan amendments were significant events with regard to certain plans and therefore required remeasurement of the plans' assets and obligations as of the date the plan amendments were approved. Prior to the plan amendments, the Company's U.S. salaried plans principally provided benefits based on a career-average earnings formula.  Effective January 1, 2003, the Company's pension plans for U.S. non-collectively bargained employees provide benefits on a more modest final average pay formula.  The affected pension plans were remeasured in the fourth quarter using updated assumptions as follows:  6.75% discount rate; 4.00% rate of compensation increase and a 9.00% expected return on plan assets.  The remeasurement had the result of increasing net periodic pension cost by approximately $9.0 million in the fourth quarter of 2002.  Net periodic pension cost for the non-U.S. pension plans for 2002 was based on the weighted-average assumptions disclosed at December 31, 2001.

The Company's investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; and meet any statutory requirements, laws and local regulatory agencies requirements.  Key investment decisions reviewed regularly are asset allocations, investment manager structure, investment managers, investment advisors and trustees or custodians.  An asset/liability modeling (ALM) study is used as the basis for global asset allocation decisions and updated approximately every five years or as required.  The Company's current strategic global asset allocation for its pension plans is 60% in equity securities and 40% in debt securities and cash.  The Company sets upper limits and lower limits of plus or minus 5%.  The asset allocations are reviewed quarterly and the rebalancing strategy is triggered quarterly if the cash flows are not sufficient to rebalance the plans and appropriate action is taken to bring the plans within the strategic allocation ranges.

The Company contributed an additional discretionary $200 million to its pension plans in 2003.  The Company currently projects that it will contribute approximately  $65 million to its plans worldwide in 2004.  The Company's policy is to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  While the Company anticipates funding the plans in 2004 in accordance with contributions required by funding regulations or the laws, most of the non-U.S. plans require employee contributions based on the employees' earnings.  Prior to 2003, the Company contributions averaged approximately $40 million a year for the previous five years.

Pension benefit payments for 2004 are expected to be approximately $193.8 million.  Pension expense for 2004 is projected to be approximately $50 million, utilizing the assumptions used to calculate the pension benefit obligations at year end.

Postretirement Benefits Other Than Pensions - Net periodic postretirement benefit cost other than pension cost for 2003 totaled $77.1 million.  A curtailment gain relating to the sale of  Engineered Solutions was recorded of $6.9 million in 2003.  In February 2003, the Company remeasured its postretirement plan due to the sale of  Engineered Solutions.  Prior to remeasurement, the discount rate used to calculate postretirement benefits was 6.75%. Upon remeasurement, the discount rate was decreased to 6.50% to reflect the change in market conditions.  No change was made to the health care cost trend rate at that time.  The weighted-average assumptions used to calculate the postretirement benefit obligation at the end of 2003 were a discount rate of 6.00% and increases in per capita cost of covered health care benefits of 11.00% for the next year, gradually reducing to 5.25% by 2010.  The assumptions expected to be used in the 2004 net periodic postretirement benefit cost are the same as were used at the end of 2003 to calculate the postretirement benefit obligation.

Net periodic postretirement benefit for 2002 was $72.4 million, with curtailment gains relating to the plan amendments of $3.0 million.  Net periodic postretirement benefit cost for the first three quarters of 2002 was based on the weighted-average assumptions disclosed at December 31, 2001.  Those assumptions were a discount rate of 7.25% and increases in per capita cost of covered health care benefits of 11.00% for 2002, gradually reducing to 5.25% by 2008.  In the fourth quarter of 2002, certain plan amendments were approved and were effective January 1, 2003. The amendments include the elimination of subsidized life insurance for all future retirees and the elimination of subsidized postretirement health care benefits for all new hires, as well as all active employees who do not meet certain eligibility requirements as of January 1, 2003.  In addition, the amendments limit the amount the Company will subsidize for postretirement health care benefits to a flat dollar cap with cost escalation equally shared between the Company and the retiree.  When the cap is reached, the retiree becomes responsible for all additional cost escalation.  These amendments were considered significant events with respect to the plan and therefore remeasurement of the plan obligation was required as of the approval date.  The weighted-average assumptions used in the fourth quarter remeasurement were a discount rate of 6.75% and increases in per capita cost of covered health care benefits of 11.00% for the next year, gradually reducing to 5.25% by 2009.  The postretirement benefit cost was reduced in the fourth quarter of 2002 by approximately $4.0 million as a result of the plan remeasurement.

The Company funds postretirement benefit costs principally on a pay-as-you-go basis. Benefit payments for postretirement benefits, which reflect future service, as appropriate, are expected to be paid as follows: $73.7 million in 2004, $76.6 million in 2005, $78.2 million in 2006, $79.4 million in 2007, $78.9 million in 2008 and $387.4 million for the years 2009 to 2013.   Postretirement benefit cost for 2004 is projected to be approximately $85 million, utilizing the assumptions used to calculate the postretirement benefit obligations at year end.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law.  In early January 2004, the Financial Accounting Standards Board (FASB) released FASB Staff Position No. 106-1 entitled, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  The current accounting rules require a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligations.  The Company is analyzing its possible consequences to determine the impact of this legislation on its postretirement benefit plans.  The Company's measurement date for the postretirement benefit plans is November 30 and therefore the net periodic postretirement benefit costs for the period that includes the Act's effective date would be the first quarter of 2004.

Liquidity and Capital Resources
The following table contains several key measures used by management to gauge the Company's financial performance.

Dollar amounts in millions	2003	2002	2001

Operating cash flow	$ 241.2	$ 593.3	$ 525.0
Working capital	485.6	320.0	721.7
Current ratio	1.2	1.1	1.2
Debt-to-total capital ratio	33%	48%	46%
Average working capital to net sales	5.1%	2.1%	4.9%
Average days outstanding in receivables	57.5	60.2	59.9
Inventory turnover	6.7	5.3	5.0

The Company's primary source for liquidity has been operating cash flow.  The decrease in net cash provided by operating activities in 2003 reflects the Company's voluntary pension contributions made during the year of approximately $200 million and a significant increase in accounts receivable, primarily due to the termination of the Company's asset securitization program as discussed below.  These effects were partially offset by an increase in earnings from continuing operations of $227.9 million, and lower inventory levels.

During 2003, the Company terminated its asset securitization program (the program), under which several business units sold a pool of trade accounts receivable to two wholly owned special-purpose entities.  As a result of the termination of the program, approximately $240 million of receivables were repurchased by the Company from the special-purpose entities.  The remaining increase in accounts receivable was mainly attributable to higher revenues in the fourth quarter of 2003.  These effects were partially offset by more efficient credit collections during the year.

During 2003, inventory levels were reduced as the Company continued the implementation of certain operational improvement programs and initiatives, as well as achieving more efficient purchasing.   Inventory turnover was higher and a strong fourth quarter in 2003 also caused inventory backlog to decrease.  Additionally, as previously discussed, inventory was reduced due to write-offs associated with inventory misstatements at Dresser-Rand.

Net cash provided by (used in) investing activities in 2003 was $815.2 million compared to $(187.6) million in 2002.  The increase reflects the cash received for the dispositions of Engineered Solutions, Waterjet, and Laidlaw.  Additionally, in association with the sale of Engineered Solutions, the Company received shares of Timken common stock, valued at $140 million on the date of sale.  The Company sold these shares during 2003, which resulted in pre-tax proceeds of approximately $147.6 million.

Net cash used in financing activities in 2003 was $851.9 million compared to $296.0 million in 2002.  The increase reflects the repayment of $793.6 million of long-term debt during 2003.  These payments were funded with the proceeds from the sale of Engineered Solutions and operating cash flow.

In addition to operating cash flow, the Company supplements its liquidity with commercial paper.  The Company's ability to borrow at a cost-effective rate under the commercial paper program is contingent upon maintaining an investment-grade credit rating.  As of December 31, 2003, the Company's credit ratings were as follows:

	Short-term	Long-term

Moody's	P-2	A3
Standard and Poor's	A-2	BBB+

The Company has other short-term borrowing alternatives should the need arise.  At December 31, 2003, the Company had a $1.25 billion revolving credit facility maturing in July 2006, and a $750 million 364-day credit facility maturing in June 2004, both of which were unused.  The Company also has the option to convert the 364-day facility into a one-year term loan at any time, which provides additional financing flexibility.   The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items.  As of December 31, 2003, the Company's debt-to-total capital ratio was significantly beneath this limit.  Additionally, $1,043 million of non-U.S. credit lines were available for working capital purposes, of which $808 million was unused at the December 31, 2003.

In 2004, the Company has scheduled debt retirements of approximately $800 million, which include approximately $350 million in bonds that may require repayment at the options of the holders.  The Company does not expect the bond holders to exercise these options.  The Company's cash generation, large unused capacity under its committed borrowing facilities, and the ability to refinance debt over longer maturities provide it sufficient capacity to cover all cash requirements for capital expenditures, dividends, debt repayments, and operating lease and purchase obligations in 2004.  Additionally, these capacities provide support for commercial paper and other financial instruments, such as letters of credit and comfort letters.

In 2003, foreign currency translation adjustments increased shareholders' equity by $302.9 million.  This was due to the weakening of the U.S. dollar against other currencies in countries where the Company has significant operations.  In 2002, foreign currency translation adjustments increased shareholders' equity by $124.3 million.

The following table summarizes the Company's contractual cash obligations by required payment periods, in millions:

Payments	Long-term	Purchase	Operating	Total contractual
due by period	debt	obligations	leases	cash obligations

Less than 1 year	$ 722.7	$ 469.1	$ 77.5	$ 1,269.3
1 - 3 years	795.6	1.5	103.1	900.2
3 - 5 years	412.3	0.1	54.0	466.4
More than 5 years	310.7	-	22.8	333.5

Total	$ 2,241.3	$ 470.7	$ 257.4	$ 2,969.4

The average short‑term borrowings outstanding, excluding current maturities of long-term debt, were $302.6 million in 2003, compared to $464.8 million in 2002.  The weighted-average interest rate during 2003 and 2002 was 4.8% and 3.2%, respectively.  The average interest rate is higher in 2003 due to a decrease in U.S. debt borrowings and an increase in debt borrowings outside the U.S..  The maximum amounts outstanding during 2003 and 2002 were $913.8 million and $652.3 million, respectively.

Capital expenditures were $107.9 million and $122.5 million in 2003 and 2002, respectively.  The Company continues investing to improve manufacturing productivity, reduce costs, and provide environmental enhancements and advanced technologies for existing facilities.  The capital expenditure program for 2004 is estimated at approximately $150 million, including amounts approved in prior periods.  Many of these projects are subject to review and cancellation at the option of the Company without incurring substantial charges.  There are no planned projects, either individually or in the aggregate, that represent a material commitment for the Company.

At December 31, 2003, 2002 and 2001, employment totaled 42,307, 44,571 and 45,351, respectively.  The decrease from 2002 to 2003 was primarily due to headcount reductions associated with the elimination of excess capacity and process improvements.  The decrease from 2001 to 2002 was due to terminations from the Company's restructuring program, which were partially offset by acquisitions.

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

The Company experiences foreign currency exposures in the normal course of business.  To mitigate the risk from foreign currency exchange rate fluctuations, the Company will generally enter into forward currency exchange contracts or options for the purchase or sale of a currency in accordance with the Company's policies and procedures. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar.  Based on the firmly committed foreign currency derivative instruments in place at year end, a hypothetical change in fair value of those financial instruments assuming a 10% increase in exchange rates against the U.S. dollar would result in an unrealized loss of approximately $23.2 million.  These amounts would be offset by changes in the fair value of underlying foreign currency transactions.

The Company maintains significant operations in countries other than the U.S.; therefore, the movement of the U.S. dollar against foreign currencies has an impact on the Company's financial position. Generally, the functional currencies of each of the Company's non-U.S. subsidiaries are its local currency.  The Company manages exposure to changes in foreign currency exchange rates through its normal operating and financing activities, as well as through the use of forward exchange contracts and, occasionally, options.  The Company attempts, through its hedging activities, to mitigate the impact on income of changes in foreign exchange rates on cash flows.

The Company purchases, on a limited basis, commodity derivatives to hedge the variable portion in supplier contracts of the costs of metals used in its products.  Gains and losses on the derivatives are included in cost of sales in the same period as the hedged transaction.  During 2003, fixed-priced supplier agreements replaced maturing commodity forward contracts, which decreased the number of outstanding contracts at December 31, 2003.  The fair value of outstanding commodity contracts at December 31, 2003 was less than $0.1 million.

With regard to interest rate risk, the effect of a hypothetical 1% increase in interest rates, across all maturities, would decrease the estimated fair value of the Company's long-term debt at December 31, 2003, from $1,701.1 million to an estimated fair value of $1,598.3 million.

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

During 2003, the Company spent $0.7 million on capital projects for pollution abatement and control, and an additional $9.3 million for environmental remediation expenditures at sites presently or formerly owned or leased by the Company. It should be noted that these amounts are difficult to estimate because environmental improvement costs are generally a part of the overall improvement costs at a particular plant. Therefore, an accurate estimate of which portion of an improvement or a capital expenditure relates to an environmental improvement is difficult to ascertain.  The Company believes that these expenditure levels will continue and may increase over time.  Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

The Company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites.  For all sites there are other PRPs and, in most instances, the Company's site involvement is minimal.

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

All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the year ended December 31, 2003, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $16.6 million.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

See also the discussion under Note 8, Commitments and Contingencies, to the Consolidated Financial Statements.

New Accounting Standards
In January 2003, FASB Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities" was issued.  FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003.  In December 2003, the FASB deferred the effective date of FIN 46 for all variable interest entities to the first reporting period ending after March 15, 2004.  The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.  The Company is reviewing FIN 46 to determine its impact, if any, on future reporting periods, and does not anticipate any material accounting or disclosure requirements under the provisions of the interpretation.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 provides guidance for companies that issue financial instruments that have characteristics of both liabilities and equity to determine if the instrument should be classified as a liability or equity for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition.  SAB 104 supercedes SAB 101, Revenue Recognition in Financial Statements to include the guidance from Emerging Issues Task Force EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits."  The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information.  The guidance is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.  The Company has fully adopted this standard for the year ended December 31, 2003.

In January 2004, the FASB released FASB Staff Position No. 106-1 entitled, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The current accounting rules require a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligations.  The Company has begun to analyze its possible consequences and to determine the impact of this legislation on its postretirement benefit plans.  The Company's measurement date for the postretirement benefit plans is November 30 and therefore the net periodic postretirement benefit costs for the period that includes the Act's effective date would be the first quarter of 2004.

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

The Company experiences foreign currency exposures in the normal course of business.  To mitigate the risk from foreign currency exchange rate fluctuations, the Company will generally enter into forward currency exchange contracts or options for the purchase or sale of a currency in accordance with the Company's policies and procedures. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar.  Based on the firmly committed foreign currency derivative instruments in place at year end, a hypothetical change in fair value of those financial instruments assuming a 10 percent increase in exchange rates against the U.S. dollar would result in an unrealized loss of approximately $23.2 million.  These amounts would be offset by changes in the fair value of underlying foreign currency transactions.

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

With regard to interest rate risk, the effect of a hypothetical 1% increase in interest rates, across all maturities, would decrease the estimated fair value of the Company's long-term debt at December 31, 2003, from $1,701.1 million to an estimated fair value of $1,598.3 million.

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

The Reorganization exposed the Company to the risks described below.  In addition, the Company cannot be assured that the anticipated benefits of the Reorganization will be realized.

            The Reorganization and related transfers of assets could result in a taxable gain.

There is a possibility of U.S. withholding tax if the Internal Revenue Service successfully disputes the value of the transferred shares.  Therefore, while the Company believes that neither IR-New Jersey nor the Company will incur significant U.S. federal income or withholding taxes as a result of the transfer of the transferred shares, its projections are not binding on the Internal Revenue Service.  The Company cannot be assured that its anticipated tax costs with respect to the transferred shares will be borne out, that the Internal Revenue Service will not contest its determination, nor that the Internal Revenue Service will not succeed in any such contest.

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

In addition, if the Company is treated as a CFC, the gain on the sale of the Company's shares realized by such a shareholder would be treated as ordinary income to the extent of the shareholder's proportionate share of the Company's and its CFC subsidiaries' undistributed earnings and profits accumulated during the shareholder's holding period of the shares while the Company is a CFC.

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

There are also proposed legislative and regulatory actions which could reduce or eliminate the ability of the Company or its subsidiaries to enter into contracts with governmental authorities.  To date, however, the only laws to have been enacted either do not apply to the Company or will have minimal, if any, impact on its business.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)    The consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated
         February 4, 2004, except as to Note 17, which is as of February 19, 2004, are included as Exhibit 13 -
         Ingersoll‑Rand Company Limited Annual Report to Shareholders for 2003, filed herewith.

(b) The unaudited quarterly financial data for the two‑year period ended December 31, is as follows:

In millions, except per share amounts

					Basic	Diluted
		Cost of			earnings	earnings
	Net	goods	Operating	Net	per common	per common
2003	sales*	sold*	income*	earnings	share	share

First quarter	$ 2,182.1	$ 1,678.9	$ 163.6	$ 153.2	$ 0.91	$ 0.90
Second quarter	2,508.6	1,897.7	217.0	139.3	0.82	0.81
Third quarter	2,519.6	1,921.1	224.3	154.6	0.90	0.88
Fourth quarter	2,665.9	1,973.3	265.2	197.4	1.14	1.12

Year 2003	$ 9,876.2	$ 7,471.0	$ 870.1	$ 644.5	$ 3.77	$ 3.74

2002

First quarter	$ 2,001.9	$ 1,520.1	$ 149.7	$(553.6)	$ (3.29)	$ (3.26)
Second quarter	2,252.3	1,720.6	174.7	107.4	0.64	0.63
Third quarter	2,208.2	1,691.5	149.3	89.3	0.53	0.53
Fourth quarter	2,428.6	1,854.4	164.9	183.4	1.08	1.08

Year 2002	$ 8,891.0	$ 6,786.6	$ 638.6	$(173.5)	$ (1.03)	$ (1.02)

  *Amounts have been restated to reflect discontinued operations.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A   CONTROLS AND PROCEDURES

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2003, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART III

The information called for by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2004 Annual General Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2003 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in this Report, is incorporated by reference into Items 10 and 12, respectively, of this Report.

       PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8‑K

(a) 1. and 2.                Financial statements and financial statement schedules
                                   The financial statements, together with the report thereon of PricewaterhouseCoopers
                                   LLP, dated February 4, 2004, except as to Note 17, which is as of February 19, 2004, included as Exhibit 13 and the unaudited quarterly financial data included in Part II Item
                                   8(b) are incorporated by reference in this Form 10‑K Annual Report.  The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual Report to Shareholders for 2003.

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

(b)                             Reports on Form 8-K
                                 Current Report on Form 8-K (Item 9) dated January 24, 2003, reporting on the Press
                                 Release dated January 23, 2003 regarding Fourth Quarter and Year to date 2002
                                 Earnings Release and the Fourth Quarter 2002 Earnings Conference Call Presentation
                                 for Ingersoll-Rand Company Limited.

                                Current Report on Form 8-K (Item 2 and Item 7) dated February 18, 2003 reporting on the sale of its Engineered Solutions Business to Timken, which closed February 18, 2003 and became effective February 16, 2003.  It also reported on the amended Stock and
                               Asset Purchase Agreement dated October 16, 2002, between Ingersoll-Rand Company
                               Limited and the Timken Company.

                               Current Report on Form 8-K (Item 9) dated April 17, 2003 reporting on the Press
                               Release dated April 17, 2003 regarding the First Quarter 2003 Earnings Release and the
                               First Quarter 2003 Earnings Conference Call Presentation for Ingersoll-Rand Company
                               Limited.

                               Current Report on Form 8-K (Item 5 and Item 9) dated May 29, 2003 reporting on the voting results at the Annual General Meeting of Shareholders of the Company held May
                               29, 2003.

                               Current Report on Form 8-K (Item 9) dated July 17, 2003 reporting on the Press Release dated July 17, 2003 regarding the Second Quarter 2003 Earnings Release for Ingersoll-
                               Rand Company Limited.

                               Current Report on Form 8-K (Item 9) dated October 22, 2003 reporting on the Press
                               Release dated October 22, 2003 regarding the Third Quarter 2003 Earnings Release for
                               Ingersoll-Rand Company Limited.

INGERSOLL‑RAND COMPANY LIMITED
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(Item 15 (a) 1 and 2)

                                                                                                                                      Form
                                                                                                                                      10-K

Consolidated Financial Statements:
    Report of independent auditors ................................................................................         *
   Consolidated balance sheet at...................................................................................         *
          December 31, 2003 and 2002...........................................................................         *
    For the years ended December 31, 2003, 2002 and 2001
        Consolidated statement of income........................................................................          *
        Consolidated statement of shareholders' equity.....................................................          *
        Consolidated statement of cash flows...................................................................          *
    Notes to consolidated financial statements................................................................          *
Selected unaudited quarterly financial data....................................................................          *

Financial Statement Schedule:
      Report of independent auditors on financial statement schedule.............................................See below
     Consolidated schedule for the years ended December 31, 2003, 2002 and 2001:
          Schedule II ‑‑ Valuation and Qualifying Accounts. ...........................................................See below

*        See Exhibit 13 - Ingersoll-Rand Company Limited Annual Report to Shareholders for 2003.

**      See Item 8 Financial Statements and Supplementary Data.

Financial statement schedules not included in this Form 10‑K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Ingersoll‑Rand Company Limited:

Our audits of the consolidated financial statements referred to in our report dated February 4, 2004, except as to Note 17, which is as of February 19, 2004, appearing in the December 31, 2003 Annual Report to Shareholders of Ingersoll-Rand Company Limited and its subsidiaries, the successor company to Ingersoll-Rand Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 4, 2004

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-88580) and S-8 (No. 333-67257, No. 333-35229, No. 333-00829, No. 333-19445, and No. 333-42133) of Ingersoll-Rand Company Limited, the successor company to Ingersoll-Rand Company, of our report dated February 4, 2004, except as to Note 17, which is as of February 19, 2004, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report dated February 4, 2004 relating to the financial statement schedule, which appears in this Form 10-K.

/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 27, 2004

SCHEDULE II

INGERSOLL-RAND COMPANY LIMITED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2000	$ 46.1
(*) Additions charged to costs and expenses	15.2
(**) Deductions	9.6

Balance December 31, 2001	51.7
(*) Additions charged to costs and expenses	36.0
(**) Deductions	18.5

Balance December 31, 2002	69.2
(*) Additions charged to costs and expenses	30.7
(**) Deductions	27.1

Balance December 31, 2003	$ 72.8

(*) "Additions" also include foreign currency translation and business acquisitions.
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

2.2   Amendment to the Stock and Asset Purchase Agreement, dated as of February 18, 2003, amending the
        Stock Purchase Agreement, dated as of October 16, 2002, between Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries and The Timken Company, on behalf of itself and certain
        of its subsidiaries.  Incorporated by reference to Form Schedule 13D, filed    March 5, 2003 by Ingersoll-
        Rand Company.

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

4.2   Rights Agreement between Ingersoll-Rand Company Limited and The Bank of New York, as Rights
       Agent. Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement No. 333-
       71642, filed October 30, 2001.

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
       2002.

4.6    Credit Agreement dated as of July 2, 2001, among Ingersoll-Rand Company, the banks listed therein,
         The Chase Manhattan Bank, as Administrative Agent, Citibank N.A., and Deutsche Banc Alex. Brown
         Inc., as Co-Syndication Agents, and The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust
         Company, as Co-Documentation Agents.  Incorporated by reference to Form 10-Q for the quarter ended June 30, 2001 of Ingersoll-Rand Company, filed August 2, 2001.

4.7    Amendment and Waiver, dated as of November 28, 2001, among Ingersoll-Rand Company Limited,
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
         2002.

4.8    Credit Agreement, dated as of July 2, 2001, among Ingersoll-Rand Company, the banks listed therein,
         The Chase Manhattan Bank, as Administrative Agent, Citibank N.A., and Deutsche Banc Alex. Brown
         Inc., as Co-Syndication Agents, and The Bank of Nova Scotia and Bank of Tokyo-Mitsubishi Trust
         Company, as Co-Documentation Agents.  Incorporated by reference to Form 10-Q for the quarter ended June 30, 2001 of Ingersoll-Rand Company, filed August 2, 2001.

4.9    Second Amendment to the Credit Agreement, dated as of June 21, 2002.  Incorporated by reference to
         Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2002, filed March 5
         2003.

4.10   Third Amendment to the Credit Agreement, dated June 20, 2003.  Filed herewith.

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
          13, 2002.

 4.13   Ingersoll‑Rand Company Limited and its subsidiaries are parties to several long‑term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of Ingersoll‑Rand Company Limited and its subsidiaries on a consolidated basis.  Pursuant to paragraph 4(iii) of Item 601(b) of Regulation S‑K, Ingersoll‑Rand Company Limited agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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
          filed March 13, 2002.

10.5    Second Amendment to Director Deferred Compensation and Stock Award Plan. Filed herewith.

10.6   Description of Bonus Arrangement for Sector Presidents of Ingersoll-Rand Company Limited. Filed
          herewith.

10.7    Description of Bonus Arrangement for Chairman, President and Staff Officers of Ingersoll-Rand
           Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended
           December 31, 1993, filed March 30, 1994.

10.8    Amended and Restated Form of Change of Control Agreement with Chairman, dated as of
           December 1, 2003.  Filed herewith.

10.9    Amended and Restated Form of Change of Control Agreement dated as of December 1, 2003, with selected executive officers of Ingersoll-Rand Company other than Chairman.  Filed herewith.

 10.10  Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll-Rand
            Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended
            December 31, 1993, filed March 30, 1994.

10.11     Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll-Rand
              Company. Incorporated by reference to Form 10-K for the year ended December 31, 1996, filed
              March 26, 1997.

10.12     Forms of insurance and related letter agreements with certain executive officers of Ingersoll-Rand
              Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended
              December 31, 1993, filed March 30, 1994.

10.13     Amended and Restated Supplemental Pension Plan, dated January 1, 2003.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31,
              2002, filed March 5, 2003.

10.14    First Amendment to the Amended and Restated Supplemental Pension Plan, dated January 1,
             2003.  Filed herewith.

10.15    Amended and Restated Supplemental Employee Savings Plan, dated January 1, 2003.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31,
             2002, filed March 5, 2003.

10.16     First Amendment to the Amended and Restated Supplemental Employee Savings Plan, dated
              January 1, 2003.  Filed herewith.

10.17    Incentive Stock Plan of 1995. Incorporated by reference to the Notice of 1995 Annual Meeting of
             Shareholders and Proxy Statement dated March 15, 1995. See Appendix A of the Proxy Statement dated March 15, 1995.

10.18    Reorganization Amendment to Incentive Stock Plan of 1995, dated December 21, 2001.
             Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended
             December 31, 2001, filed March 13, 2002.

10.19   Senior Executive Performance Plan. Incorporated by reference to the Notice of 2000 Annual Meeting of Shareholders and Proxy Statement of Ingersoll-Rand Company, dated March 7, 2000.  See
            Appendix A of the Proxy Statement, dated March 7, 2000.

 10.20  Amended and Restated Elected Officers Supplemental Plan. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1998, filed March 30, 1999.

10.21  First Amendment to Elected Officers Supplemental Plan, dated March 22, 1999.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.22  Second Amendment to Elected Officers Supplemental Plan, dated March 22, 1999.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.23  Third Amendment to Elected Officers Supplemental Plan, dated December 31, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.24  Fourth Amendment to Elected Officers Supplemental Plan, dated June 9, 2003. Filed herewith.

10.25  Amended and Restated Executive Deferred Compensation Plan.  Incorporated by reference to Form
          10-K for the year ended December 31, 2000, filed March 20, 2001.

10.26  First Amendment to Executive Deferred Compensation Plan, dated December 31, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31,
           2001, filed March 13, 2002.

10.27  Second Amendment to Executive Deferred Compensation Plan, dated February 24, 2004.  Filed herewith.

10.28  Incentive Stock Plan of 1998.  Incorporated by reference to Appendix A to the Notice of 1998 Annual
           Meeting of Shareholders and Proxy Statement of Ingersoll-Rand Company, dated March 17, 1998.

10.29  Amendment of Incentive Stock Plan of 1998, dated May 2, 2001.  Incorporated by reference to Form
          10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13,
          2002.

10.30   Reorganization Amendment to Incentive Stock Plan of 1998, dated December 21, 2001.
            Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended
            December 31, 2001, filed March 13, 2002.

10.31  Composite Employment Agreement with Chief Executive Officer. Incorporated by reference to Form
           10-K for the year ended December 31, 1999, filed March 30, 2000.

10.32   Employment Agreement with Timothy McLevish, Senior Vice President and Chief Financial Officer.
           Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended
           December 31, 2002, filed March 5, 2003.

10.33    Employment Agreement with Randy Smith, Senior Vice President. Incorporated by reference to Form
             10-K of Ingersoll-Rand for the year ended December 31, 2000.  Filed March 20, 2001.

10.34    Employment Agreement with Sharon Elliott, Senior Vice President. Incorporated by reference to
             Form 10-Q for the quarterly period ending June 30, 2003, filed August 13, 2003.

10.35    Employment Agreement with Michael Lamach, Senior Vice President.  Filed herewith.

12         Computations of Ratios of Earnings to Fixed Charges. Filed herewith.

13         Ingersoll‑Rand Company Limited Annual Report to Shareholders for 2003.  Filed herewith.

21         List of Subsidiaries of Ingersoll‑Rand Company Limited.  Filed herewith.

31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

31.2    Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32      Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a- 14(b) or Rule
          15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

		By:	/S/ Herbert L. Henkel
(Herbert L. Henkel)
Chief Executive Officer
		Date:	February 26, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

Chairman, President, Chief
/S/ Herbert L. Henkel	Executive Officer and Director
(Herbert L. Henkel)	(Principal Executive Officer)		February 26, 2004

Senior Vice President and
/S/ Timothy R. McLevish	Chief Financial Officer
(Timothy R. McLevish)	(Principal Financial Officer)		February 26, 2004

/S/ Richard W. Randall	Vice President and Controller
(Richard W. Randall)	(Principal Accounting Officer)		February 26, 2004

/S/ Ann C. Berzin
(Ann C. Berzin)	Director		February 26, 2004

/S/ George W. Buckley
(George W. Buckley)	Director		February 26, 2004

/S/ Peter C. Godsoe
(Peter C. Godsoe)	Director		February 26, 2004

/S/ Constance Horner
(Constance Horner)	Director		February 26, 2004

/S/ H. William Lichtenberger
(H. William Lichtenberger)	Director		February 26, 2004

/S/ Theodore E. Martin
(Theodore E. Martin)	Director		February 26, 2004

/S/ Patricia Nachtigal
(Patricia Nachtigal)	Director		February 26, 2004

/S/ Orin R. Smith
(Orin R. Smith)	Director		February 26, 2004

/S/ Richard J. Swift
(Richard J. Swift)	Director		February 26, 2004

/S/ Tony L. White
(Tony L. White)	Director		February 26, 2004