Form 10-Q
period 2004-03-31
INGERSOLL RAND CO LTD
filed 2004-05-05
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[   X   ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or

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
Clarendon House 2 Church St Hamilton HM 11, Bermuda (Address of principal executive offices

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

The number of Class A common shares outstanding as of April 30, 2004 was 173,294,141.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Income Statement for the three months ended
March 31, 2004 and 2003

Condensed Consolidated Balance Sheet at March 31, 2004 and
December 31, 2003

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II	OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
of Equity Securities

Item 6 - Exhibits and Reports on Form 8-K
SIGNATURES

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT

	Three months ended
	March 31,

In millions, except per share amounts	2004	2003

Net revenues	$ 2,292.0	$ 2,119.6
Cost of goods sold	1,682.0	1,630.6
Selling and administrative expenses	373.1	329.1

Operating income	236.9	159.9
Interest expense	(40.9)	(50.0)
Other income (expense), net	(5.2)	(6.6)

Earnings before income taxes	190.8	103.3
Provision for income taxes	25.8	13.3

Earnings from continuing operations	165.0	90.0
Discontinued operations, net of tax	14.5	63.2

Net earnings	179.5	153.2

Basic earnings per common share:
Earnings from continuing operations	$ 0.95	$ 0.53
Discontinued operations, net of tax	0.08	0.38

Net earnings	$ 1.03	$ 0.91

Diluted earnings per common share:
Earnings from continuing operations	$ 0.94	$ 0.53
Discontinued operations, net of tax	0.08	0.37

Net earnings	$ 1.02	$ 0.90

Dividends per common share	$ 0.19	$ 0.17

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET

In millions	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$ 210.8	$ 457.7
Marketable securities	1.0	1.9
Accounts and notes receivable, net	1,662.1	1,645.6
Inventories	1,083.5	975.1
Prepaid expenses and deferred income taxes	393.2	356.8
Assets held for sale	157.8	145.8

Total current assets	3,508.4	3,582.9

Property, plant and equipment, net	1,140.3	1,171.1
Goodwill	4,168.0	4,187.3
Intangible assets, net	878.3	882.9
Other assets	899.0	840.7

Total assets	$ 10,594.0	$ 10,664.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 696.8	$ 725.4
Accrued expenses and other current liabilities	1,472.0	1,501.6
Loans payable	799.5	800.7
Liabilities held for sale	31.8	25.3

Total current liabilities	3,000.1	3,053.0

Long-term debt	1,522.8	1,518.6
Postemployment and other benefit liabilities	1,098.1	1,127.9
Other noncurrent liabilities	481.3	472.1

Total liabilities	6,102.3	6,171.6

Shareholders' equity:
Class A common shares	175.7	174.5
Other shareholders' equity	4,581.0	4,589.3
Accumulated other comprehensive income	(265.0)	(270.5)

Total shareholders' equity	4,491.7	4,493.3

Total liabilities and shareholders' equity	$ 10,594.0	$ 10,664.9

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,

In millions	2004	2003

Cash flows from operating activities:
Earnings from continuing operations	$ 165.0	$ 90.0
Adjustments to arrive at net cash used in operating activities:
Depreciation and amortization	48.9	51.2
Changes in assets and liabilities, net	(235.8)	(288.0)
Other, net	(16.9)	(9.5)

Net cash used in operating activities	(38.8)	(156.3)

Cash flows from investing activities:
Capital expenditures	(23.6)	(24.7)
Proceeds from business disposition	0.6	699.3
Proceeds from sale of property, plant and equipment	7.6	14.8
Other, net	2.0	(5.4)

Net cash (used in) provided by investing activities	(13.4)	684.0

Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(0.3)	74.4
Proceeds from long-term debt	4.7	-
Payments of long-term debt	(1.3)	(703.8)

Net change in debt	3.1	(629.4)
Dividends paid	(33.2)	(28.8)
Proceeds from exercise of stock options	55.9	1.4
Purchase of treasury stock	(205.6)	-

Net cash used in financing activities	(179.8)	(656.8)

Net cash provided by (used in) discontinued operations	9.0	(90.8)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	2.9

Effect of change in fiscal year end of business	(23.8)	-

Net decrease in cash and cash equivalents	(246.9)	(217.0)
Cash and cash equivalents - beginning of period	457.7	342.2

Cash and cash equivalents - end of period	$ 210.8	$ 125.2

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which included only normal recurring adjustments, necessary to present fairly the consolidated unaudited financial position at March 31, 2004, and results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2003.  The accompanying condensed consolidated financial statements restate the three months ended March 31, 2003, and the December 31, 2003 amounts previously presented in order to report the Company's Waterjet business unit, Laidlaw business unit, and Drilling Solutions business unit as discontinued operations.

The accompanying condensed consolidated financial statements include the results of Hussmann International, Inc. (Hussmann) and its majority-owned subsidiaries.  Since the 2000 acquisition, all Hussmann operations were included in the consolidated financial statements on a 15-day lag basis for U.S. operations and a one-month lag basis for all non-U.S. operations.  Due to process improvements, the 15-day and one-month lags were eliminated as of the beginning of fiscal 2004 for all of Hussmann.  The resulting net loss of $16.4 million was recorded directly to retained earnings during the first quarter of 2004.

Note 2 - Under the Company's incentive stock plans approved in 1990, 1995, and 1998, key employees have been granted options to purchase Class A common shares.  The Company continues to account for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees."  Accordingly, no compensation expense is recognized for employee stock options since options granted are at prices not less than fair market value at the date of grant.  These plans also authorize stock appreciation rights and stock awards which result in compensation expense.  Additionally, the Company maintains a shareholder-approved Management Incentive Unit Award Plan, which results in compensation expense.  Compensation expense is recognized as a result of vesting and the Company's  Class A common share price.  Fluctuations in the Company's Class A common share price increase or decrease the compensation expense.

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

	Three months ended
	March 31,

In millions, except per share amounts	2004	2003

Net earnings as reported	$ 179.5	$ 153.2
Add (deduct): Stock-based employee compensation expense
(income) included in reported net income, net of tax	10.3	(2.5)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of tax	16.2	4.5

Pro forma net earnings	$ 173.6	$ 146.2

Basic earnings per share:
As reported	$ 1.03	$ 0.91
Pro forma	1.00	0.86

Diluted earnings per share:
As reported	$ 1.02	$ 0.90
Pro forma	0.98	0.86

Note 3-On February 19, 2004, consistent with its business portfolio realignment, the Company agreed to sell its Drilling Solutions business unit (Drilling Solutions), to Atlas Copco AB, for approximately $225 million.  The transaction, which is expected to be completed mid-year 2004, is subject to regulatory approvals.  Drilling Solutions, which was previously included in the Company's Infrastructure Segment, manufactures drilling equipment and accessories for the worldwide construction, mining, quarrying, and water-well drilling industries.  Drilling Solutions had 2003 revenues of approximately $300 million and employs approximately 950 people.   In accordance with the purchase agreement, the Company has made normal and customary representations and warranties regarding Drilling Solutions and has agreed to certain indemnification obligations regarding environmental, tax and other matters.

During 2003, the Company sold three businesses.  Effective February 16, 2003, the Company sold its Engineered Solutions Business (Engineered Solutions), previously included as part of the Company's Industrial Solutions Sector, to The Timken Company (Timken).  For the year ended December 31, 2003, the Company recognized an after-tax gain of $58.2 million on the disposition, which was included in "Discontinued operations, net of tax."  The gain is subject to working capital and other final purchase price adjustments.  The Company is currently involved in a dispute resolution procedure relating to the final purchase price adjustment based on the working capital of Engineered Solutions as of the closing date of the transaction.  The Company expects a resolution mid-year 2004.  Any adjustment to be recorded is not expected to be material and would be reflected as an increase or decrease to "Discontinued operations, net of tax" in 2004.  During the first quarter of 2004, the Company received pre-tax payments of approximately $31.5 million for claims filed under the Continued Dumping and Subsidy Offset Act of 2000 on behalf of a subsidiary included in Engineered Solutions.  These payments have been included in "Discontinued operations, net of tax."  The antidumping duty is levied when the U.S. Department of Commerce determines that imported products are being sold in the United States at less than fair value causing material injury to a United States industry.

Also during 2003, the Company sold its Laidlaw business unit, previously included as part of the Company's Security and Safety Segment.  The Company recorded an after-tax loss of $7.6 million on the disposition, which was included in "Discontinued operations, net of tax" for the year ended December 31, 2003.  Also in 2003, the Company sold its Waterjet business unit, previously included as part of the Company's Industrial Solutions Sector, for approximately $46.5 million.  The Company recognized an after-tax gain of $18.2 million (subject to a working capital adjustment) on the disposition, which was included in "Discontinued operations, net of tax" for the year ended December 31, 2003.  During the first quarter of 2004, the working capital adjustment was finalized, which resulted in an additional $0.4 million of after-tax income being recorded.  This transaction included the Company's 49% interest in ABB IR Waterjet Systems AB.

Discontinued operations also includes costs related to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  These include retained employee benefits and product liability costs, primarily related to asbestos claims.

Net revenues and pretax earnings for discontinued operations are as follows:

	Three months ended March 31,

In millions	2004	2003

Net revenues	$ 67.8	$ 224.2
Pretax earnings	22.0	15.2

Total results from discontinued operations for the first quarter of 2004 and 2003 were $14.5 million (net of $7.9 million of tax expense) and $63.2 million (net of $70.3 million of tax expense), respectively.

The assets and liabilities of discontinued operations included in "Assets held for sale" and "Liabilities held for sale" represent the assets and liabilities of Drilling Solutions for all periods presented and are as follows:

In millions	March 31, 2004	December 31, 2003

Assets
Current assets	$ 114.3	$ 101.5
Property, plant and equipment, net	41.3	42.0
Other assets and deferred income taxes	2.2	2.3

Assets held for sale	$ 157.8	$ 145.8

Liabilities
Current liabilities	$ 31.8	$ 25.3

Liabilities held for sale	$ 31.8	$ 25.3

In accordance with the Drilling Solutions' purchase agreement, certain assets and liabilities, such as environmental and product liability costs of Drilling Solutions, were retained by the Company, and have been excluded from the above presentation.

Note 4 - Inventories are stated at cost, which is not in excess of market.  Most U.S. manufactured inventories are valued on the last-in, first-out (LIFO) method.  Major exceptions to this are in the Climate Control and Dresser-Rand Segments, where U.S. manufactured inventories are valued on the first-in, first-out (FIFO) method.  All other inventories are valued using the FIFO method.  The composition of inventories is as follows:

In millions	March 31, 2004	December 31, 2003

Raw materials and supplies	$ 321.3	$ 286.5
Work-in-process	261.4	203.1
Finished goods	570.8	554.9

	1,153.5	1,044.5
Less - LIFO reserve	70.0	69.4

Total	$ 1,083.5	$ 975.1

Note 5 - The changes in the carrying amount of goodwill for the three months ended March 31, 2004, is as follows:

Air and
	Climate	Productivity	Dresser-		Security
In millions	Control	Solutions	Rand	Infrastructure	and Safety	Total

Balance at December 31, 2003	$ 2,577.6	$ 112.4	$ 24.5	$ 901.6	$ 571.2	$ 4,187.3
Translation adjustments	(13.9)	(0.7)	0.1	(1.4)	(3.4)	(19.3)

Balance at March 31, 2004	$ 2,563.7	$ 111.7	$ 24.6	$ 900.2	$ 567.8	$ 4,168.0

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets:

	March 31, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization

Customer relationships	$ 384.9	$ 37.2	$ 384.9	$ 34.4
Installed service base	238.6	23.9	235.8	22.7
Software	125.7	40.9	121.1	35.1
Trademarks	7.1	6.3	7.1	6.2
Other	71.0	36.0	71.4	34.3

Total amortizable intangible assets	827.3	144.3	820.3	132.7
Total indefinite lived intangible assets - trademarks	195.3	-	195.3	-

Total	$ 1,022.6	$ 144.3	$ 1,015.6	$ 132.7

Intangible asset amortization expense for the three months ended March 31, 2004 and 2003 was $10.9 million and $10.8 million, respectively.  Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $42.5 million in 2005, $41.8 million in 2006, $28.5 million in 2007, $23.9 million in 2008, and $21.4 million in 2009.

During the three months ended March 31, 2004, the Company recorded software additions in the amount of $3.6 million, with an amortization period of five years.

Note 6 - Information on basic and diluted shares is as follows:

	Three months ended March 31,

In millions	2004	2003

Weighted-average number of basic shares	174.2	169.3
Shares issuable under incentive stock plans	2.4	0.7

Weighted-average number of diluted shares	176.6	170.0

Diluted earnings per share computations for the three months ended March 31, 2004 and 2003 excluded the weighted-average effect of the assumed exercise of approximately 0.1 million and 11.4 million shares issuable under stock benefit plans, respectively.  These shares were excluded because the effect on the computation of earnings per share would be anti-dilutive.

Note 7 -The components of comprehensive income are as follows:

	Three months ended March 31,

In millions	2004	2003

Net earnings	$ 179.5	$153.2
Other comprehensive income (loss):
Foreign currency translation adjustment	(5.2)	57.0
Change in fair value of derivatives qualifying as cash flow
hedges, net of tax	10.7	(4.0)
Unrealized gain on marketable securities, net of tax	-	4.2
Minimum pension liability adjustment, net of tax	-	(57.6)

Comprehensive income	$ 185.0	$152.8

Included in accumulated other comprehensive income at March 31, 2004, is $4.8 million related to the fair value of derivatives qualifying as cash flow hedges, of which $5.7 million of expense is expected to be reclassified to earnings over the twelve-month period ending March 31, 2005.  Additionally, $0.6 million, related to an interest rate swap used as a cash flow hedge of the forecasted issuance of debt, will be reclassified to earnings between April 1, 2005 and May 15, 2006.  The actual amounts that will be reclassified to earnings over the next twelve months may vary from these amounts as a result of changes in market conditions.  No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.  At March 31, 2004, the maximum term of derivative instruments that hedge forecasted transactions for foreign currency hedges was 23 months.  At March 31, 2004, the maximum term of derivative instruments that hedge forecasted transactions for commodity hedges was 9 months.

In connection with the sale of Engineered Solutions to Timken, the Company received approximately 9.4 million shares of Timken common stock valued at $140 million at the time of sale.  For the three months ended March 31, 2003, the Company recorded an unrealized gain of $4.2 million, net of tax, on the change in the price of the Timken shares.  In October 2003, the Company sold all of the Timken shares resulting in pre-tax proceeds of approximately $147.6 million.

The first quarter 2003 sale of Engineered Solutions was a significant event to the Company's largest U.S. pension plan.  Most eligible U.S. employees of Engineered Solutions were covered by this plan.  A remeasurement of that plan's assets and obligations was required as of the date of the sale.   The assumptions used to remeasure this plan as of the date of sale were a discount rate of 6.50%, a 4.00% rate of compensation increase and an expected return on plan assets of 8.75%.  As a result of this remeasurement, the Company recognized an increase in its additional minimum pension liability, with an after-tax charge to equity of $57.6 million in the first quarter of 2003.

Note 8 - The Company is involved in various litigations, claims and administrative proceedings, including environmental and product liability matters.  Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available.  Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that the liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

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

In assessing its potential asbestos liability, the Company bases its estimates on current laws, an assessment of the nature of current claims, its claims settlement experience and insurance coverage.  All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the three months ended March 31, 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $3.2 million.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them.

The Company sells product on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $15.9 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal and, historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

Beginning in 2005, the Company could be required, based on the attainment of certain operating results, to purchase a majority interest in a joint venture.  Currently, the Company estimates the target purchase price for the remaining 70% interest to be approximately $230 million. However, this price is contingent upon the future operating performance of the joint venture.

The Company has remained contingently liable for approximately $44.0 million relating to performance bonds associated with prior sale of products of IDP, which the Company divested in 2000.  The acquirer of IDP is the primary obligor under these performance bonds.  However, should the acquirer default under these arrangements the Company would be required to satisfy these financial obligations.  The Company estimates that $27.6 million of the obligation will expire during 2004.  The remainder extends through 2008.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $4.3 million at March 31, 2004.  These amounts are not accrued as the Company intends on exporting the product to another country for final sale.  In the normal course of business, the Company has issued several third party guarantees, on behalf of suppliers, distributors and a joint venture partner, which aggregated less than $10 million at March 31, 2004.

In connection with the disposition of certain businesses and facilities the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition.  Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for the three months ended March 31, :

In millions	2004	2003

Beginning balance	$ 167.8	$ 133.6
Reductions for payments	(29.8)	(20.9)
Accruals for warranties issued during the period	24.9	18.9
Changes to accruals related to preexisting warranties	(0.3)	(1.4)
Translation	2.4	3.2

Ending balance	$ 165.0	$ 133.4

Note 9 - The Company sponsors several postretirement plans that cover certain eligible employees.  These plans provide for health care benefits, and in some instances, life insurance benefits.  Postretirement health plans generally are contributory and contributions are adjusted annually.  Life insurance plans for retirees are primarily noncontributory.  The Company funds the postretirement benefit costs principally on a pay-as-you-go basis.  The components of net periodic postretirement benefits cost for the quarters ended March 31, were as follows:

In millions	2004	2003

Service cost	$ 2.7	$ 2.9
Interest cost	14.9	14.9
Net amortization and deferral losses	3.7	0.6

Net periodic postretirement benefit costs	21.3	18.4
Curtailment gains	-	(6.9)

Net postretirement benefit cost	$ 21.3	$ 11.5

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law.  The Act introduced a plan sponsor subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.  In accordance with FASB Staff Position FAS 106-1, the benefit obligation and net periodic benefit cost do not reflect any potential effects of the Act since the Company has elected to defer the accounting for the effects of the Act.  Authoritative guidance on the accounting for the federal subsidy is pending and when the guidance is issued, may require the Company to change previously reported amounts.  The Company is currently analyzing the Act's impact on its postretirement benefit plans.

The assumptions used for 2004 expense are a discount rate and health care cost trend rate of 6.00% and 11.00%, respectively.  The curtailment gains in the first quarter of 2003 relate to the sale of  Engineered Solutions in February 2003.  The postretirement plan was remeasured as of the date of sale of Engineered Solutions and the discount rate used was decreased from 6.75% to 6.50%, while the health care cost trend rate remained at 11.00% for 2003.

Note 10 - The Company has noncontributory pension plans covering substantially all U.S. employees.  In addition, certain non-U.S. employees in other countries are covered by pension plans.   The Company's pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula.  The Company's U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula.  Non-U.S. plans provide benefits based on earnings and years of service.  In addition, the Company maintains other supplemental benefit plans for officers and other key employees.  The components of the Company's pension related costs for the quarters ended March 31, include the following:

In millions	2004	2003

Service cost	$ 13.6	$ 12.4
Interest cost	45.0	43.6
Expected return on plan assets	(55.9)	(43.3)
Net amortization of unrecognized:
Prior service costs	2.2	2.0
Transition amount	0.2	0.2
Plan net losses	5.4	8.0

Net pension cost	10.5	22.9
Curtailment/settlement gains	-	(11.1)

Net pension cost after curtailments/settlements	$ 10.5	$ 11.8

The curtailment and settlement gains in the first quarter of 2003 relate to the sale of  Engineered Solutions.

The discount rate, rate of compensation increase and the expected rate of return on plan assets used to calculate pension expense for U.S. plans for 2004 are 6.00%, 4.00% and 8.75%, respectively.  The net periodic pension cost for non-U.S. plans for 2004 is based on the benefit obligation assumptions used at December 31, 2003.  The Engineered Solutions employees participated in the largest U.S. pension plan and a remeasurement of that plan was required as of the sale date.  Prior to the remeasurement date of February 15, 2003, the discount rate used for all plans was 6.75%.  Upon remeasurement, the Company's largest plan used a 6.50% discount rate.  The rate of compensation increase and the expected rate of return on plan assets used to calculate pension expense for U.S. plans for 2003 were 4.00% and 8.75%, respectively.  The net periodic pension cost for non-U.S. plans for 2003 was based on the benefit obligation assumptions used at December 31, 2002.

The Company contributed an additional discretionary $40 million to its pension plans in the first quarter of 2004, as well as an additional $15 million in required employer contributions.

Note 11 - A summary of operations by reportable segment is as follows:

	Three months ended March 31,

In millions	2004	2003

Net revenues
Climate Control	$ 637.5	$ 557.5
Industrial Solutions:
Air and Productivity Solutions	343.5	310.7
Dresser-Rand	169.7	278.1

	513.2	588.8
Infrastructure	726.6	598.6
Security and Safety	414.7	374.7

Total	$ 2,292.0	$ 2,119.6

Operating income (loss)
Climate Control	$ 58.0	$ 25.1
Industrial Solutions:
Air and Productivity Solutions	33.8	21.2
Dresser-Rand	8.4	4.2

	42.2	25.4
Infrastructure	91.6	65.1
Security and Safety	72.1	70.9
Unallocated corporate expense	(27.0)	(26.6)

Total	$ 236.9	$ 159.9

No significant changes in long-lived assets by geographic area have occurred since December 31, 2003.

Note 12 - As part of the reorganization, IR-Limited guaranteed all of the issued public debt securities of IR-New Jersey.  The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited, the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities. The following condensed consolidated financial information for IR-Limited, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

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

Condensed Consolidating Income Statement
For the three months ended March 31, 2004
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$ -	$ 300.0	$ 1,992.0	$ -	$ 2,292.0
Cost of goods sold	-	240.0	1,442.0	-	1,682.0
Selling and administrative expenses	0.1	86.2	286.8	-	373.1
Restructuring charges	-	-	-	-	-

Operating (loss) income	(0.1)	(26.2)	263.2	-	236.9
Equity earnings in affiliates (net of tax)	182.7	103.7	13.5	(299.9)	-
Interest expense	-	(33.2)	(7.7)	-	(40.9)
Intercompany interest and fees	(1.7)	(92.8)	94.5	-	-
Other income (expense), net	(1.4)	6.5	(10.3)	-	(5.2)

Earnings (loss) before income taxes	179.5	(42.0)	353.2	(299.9)	190.8
(Benefit) provision for income taxes	-	(60.5)	86.3	-	25.8

Earnings (loss) from continuing operations	179.5	18.5	266.9	(299.9)	165.0
Discontinued operations, net of tax	-	(5.0)	19.5	-	14.5

Net earnings (loss)	$ 179.5	$ 13.5	$ 286.4	$ (299.9)	$ 179.5

Condensed Consolidating Income Statement
For the three months ended March 31, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$ -	$ 258.3	$ 1,861.3	$ -	$ 2,119.6
Cost of goods sold	-	219.0	1,411.6	-	1,630.6
Selling and administrative expenses	-	67.4	261.7	-	329.1
Restructuring charges	-	-	-	-	-

Operating (loss) income	-	(28.1)	188.0	-	159.9
Equity earnings in affiliates (net of tax)	154.5	73.1	(51.0)	(176.6)	-
Interest expense	-	(41.5)	(8.5)	-	(50.0)
Intercompany interest and fees	(1.4)	(118.5)	119.9	-	-
Other income (expense), net	0.1	(7.9)	1.2	-	(6.6)

Earnings (loss) before income taxes	153.2	(122.9)	249.6	(176.6)	103.3
(Benefit) provision for income taxes	-	(70.6)	83.9	-	13.3

Earnings (loss) from continuing operations	153.2	(52.3)	165.7	(176.6)	90.0
Discontinued operations, net of tax	-	93.0	25.6	(55.4)	63.2

Net earnings (loss)	$ 153.2	$ 40.7	$ 191.3	$ (232.0)	$ 153.2

Condensed Consolidating Balance Sheet
March 31, 2004

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ 4.9	$ 93.3	$ 112.6	$ -	$ 210.8
Marketable securities	-	-	1.0	-	1.0
Accounts and notes receivable, net	5.8	237.1	1,419.2	-	1,662.1
Inventories, net	-	124.8	958.7	-	1,083.5
Prepaid expenses and deferred income taxes	0.2	105.0	288.0	-	393.2
Assets held for sale	-	78.5	79.3	-	157.8
Accounts and notes receivable affiliates	0.5	-	11,227.5	(11,228.0)	-

Total current assets	11.4	638.7	14,086.3	(11,228.0)	3,508.4

Investment in affiliates	4,781.9	11,196.3	14,101.4	(30,079.6)	-
Property, plant and equipment, net	-	225.2	915.1	-	1,140.3
Intangible assets, net	-	158.2	4,888.1	-	5,046.3
Other assets	-	188.2	710.8	-	899.0

Total assets	$ 4,793.3	$ 12,406.6	$ 34,701.7	$ (41,307.6)	$ 10,594.0

Current liabilities:
Accounts payable and accruals	$ 4.5	$ 168.5	$ 1,995.8	$ -	$ 2,168.8
Loans payable	-	712.9	86.6	-	799.5
Liabilities held for sale	-	16.1	15.7	-	31.8
Accounts and note payable affiliates	297.1	810.4	10,120.1	(11,227.6)	-

Total current liabilities	301.6	1,707.9	12,218.2	(11,227.6)	3,000.1

Long-term debt	-	1,290.3	232.5	-	1,522.8
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	114.1	1,465.3	-	1,579.4

Total liabilities	301.6	6,759.7	13,916.0	(14,875.0)	6,102.3

Shareholders' equity:
Class A common shares	175.7	-	-	-	175.7
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,187.7	6,482.6	22,979.9	(34,069.2)	4,581.0
Accumulated other comprehensive income	56.5	(366.9)	37.7	7.7	(265.0)

	9,555.2	6,115.7	25,380.4	(36,559.6)	4,491.7
Less: Contra account	(5,063.5)	(468.8)	(4,594.7)	10,127.0	-

Total shareholders' equity	4,491.7	5,646.9	20,785.7	(26,432.6)	4,491.7

Total liabilities and equity	$ 4,793.3	$ 12,406.6	$ 34,701.7	$ (41,307.6)	$ 10,594.0

Condensed Consolidating Balance Sheet
December 31, 2003

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ 160.5	$ 104.1	$ 193.1	$ -	$ 457.7
Marketable securities	-	-	1.9	-	1.9
Accounts and notes receivable, net	3.4	221.4	1,420.8	-	1,645.6
Inventories, net	-	106.6	868.5	-	975.1
Prepaid expenses and deferred income taxes	0.2	132.1	224.5	-	356.8
Assets held for sale	-	69.5	76.3	-	145.8
Accounts and notes receivable affiliates	(0.4)	-	9,062.5	(9,062.1)	-

Total current assets	163.7	633.7	11,847.6	(9,062.1)	3,582.9

Investment in affiliates	4,777.2	9,917.3	15,651.2	(30,345.7)	-
Property, plant and equipment, net	-	229.3	941.8	-	1,171.1
Intangible assets, net	-	160.6	4,909.6	-	5,070.2
Other assets		105.2	735.5	-	840.7

Total assets	$ 4,940.9	$ 11,046.1	$ 34,085.7	$ (39,407.8)	$ 10,664.9

Current liabilities:
Accounts payable and accruals	$ 4.3	$ (22.4)	$ 2,245.1	$ -	$ 2,227.0
Loans payable	-	713.2	87.5	-	800.7
Liabilities held for sale	-	11.3	14.0	-	25.3
Accounts and note payable affiliates	443.3	774.7	7,844.1	(9,062.1)	-

Total current liabilities	447.6	1,476.8	10,190.7	(9,062.1)	3,053.0

Long-term debt	-	1,290.3	228.3	-	1,518.6
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	207.9	1,392.1	-	1,600.0

Total liabilities	447.6	6,622.4	11,811.1	(12,709.5)	6,171.6

Shareholders' equity:
Class A common shares	174.5	-	-	-	174.5
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,221.8	5,304.9	24,454.6	(34,392.0)	4,589.3
Accumulated other comprehensive income	50.9	(410.2)	75.4	13.4	(270.5)

	9,582.5	4,894.7	26,892.8	(36,876.7)	4,493.3
Less: Contra account	(5,089.2)	(471.0)	(4,618.2)	10,178.4	-

Total shareholders' equity	4,493.3	4,423.7	22,274.6	(26,698.3)	4,493.3

Total liabilities and equity	$ 4,940.9	$ 11,046.1	$ 34,085.7	$ (39,407.8)	$ 10,664.9

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2004

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated

Net cash (used in) provided by operating activities	$ (152.6)	$ (3.2)	$ 117.0	$ (38.8)

Cash flows from investing activities:
Capital expenditures	-	(4.5)	(19.1)	(23.6)
Proceeds from business dispositions	-	-	0.6	0.6
Proceeds from sale of property, plant and equipment	-	-	7.6	7.6
Other, net	-	-	2.0	2.0

Net cash provided by investing activities	-	(4.5)	(8.9)	(13.4)

Cash flows from financing activities:
Net change in debt	-	(0.7)	3.8	3.1
Dividends (paid) received	(58.9)	2.2	23.5	(33.2)
Purchase of Treasury Stock	-	-	(205.6)	(205.6)
Proceeds from the exercise of stock options	55.9	-	-	55.9

Net cash (used in) provided by financing activities	(3.0)	1.5	(178.3)	(179.8)

Net cash (used in) provided by discontinued operations	-	(4.6)	13.6	9.0

Effect of exchange rate changes on cash and
cash equivalents	-	-	(0.1)	(0.1)

Effect of change in fiscal year end of business	-	-	(23.8)	(23.8)

Net decrease in cash and cash equivalents	(155.6)	(10.8)	(80.5)	(246.9)
Cash and cash equivalents - beginning of period	160.5	104.1	193.1	457.7

Cash and cash equivalents - end of period	$ 4.9	$ 93.3	$ 112.6	$ 210.8

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2003

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated

Net cash (used in) provided by operating activities	$ 7.4	$ 63.6	$ (227.3)	$ (156.3)

Cash flows from investing activities:
Capital expenditures	-	(4.6)	(20.1)	(24.7)
Proceeds from business dispositions	43.0	395.5	260.8	699.3
Proceeds from sale of property, plant and equipment	-	-	14.8	14.8
Other, net	-	-	(5.4)	(5.4)

Net cash provided by investing activities	43.0	390.9	250.1	684.0

Cash flows from financing activities:
Net change in debt	-	(648.2)	18.8	(629.4)
Dividends (paid) received	(51.8)	2.0	21.0	(28.8)
Proceeds from the exercise of stock options	1.4	-	-	1.4

Net cash (used in) provided by financing activities	(50.4)	(646.2)	39.8	(656.8)

Net cash used in discontinued operations	-	0.8	(91.6)	(90.8)

Effect of exchange rate changes on cash and
cash equivalents	-	-	2.9	2.9

Net decrease in cash and cash equivalents	-	(190.9)	(26.1)	(217.0)
Cash and cash equivalents - beginning of period	-	209.0	133.2	342.2

Cash and cash equivalents - end of period	$ -	$ 18.1	$ 107.1	$ 125.2

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary and Outlook
Ingersoll-Rand Company Limited (IR or the Company) is a leading innovation and solutions provider for the major global markets of Climate Control, Industrial Solutions, Infrastructure, and Security and Safety.  The Company's diverse product portfolio encompasses such leading industrial and commercial brands as Thermo King® transport temperature control equipment, Hussmann® commercial and refrigeration equipment, PowerWorks® microturbines, Dresser-Rand® turbomachinery, Ingersoll-Rand® industrial and construction equipment, Bobcat® compact equipment, Club Car® golf cars and utility vehicles, Schlage® locks and security solutions, and Kryptonite® portable security products.  In addition, IR offers products and services under many more premium brands for customers in industrial and commercial markets.

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

The following significant events occurred during the first quarter of 2004:

-        On February 19, 2004, consistent with its business portfolio realignment, the Company agreed to sell its
         Drilling Solutions business unit to Atlas Copco AB, for approximately $225 million. The transaction, which is expected to be completed  mid-year 2004, is subject to regulatory approvals.  The Drilling
         Solutions business, which was previously included in the Company's Infrastructure Segment, is now shown as discontinued operations, net of tax, for all periods.  Drilling Solutions manufactures drilling equipment and accessories for the worldwide construction, mining, quarrying, and water-well drilling industries. The business had 2003 revenues of approximately $300 million and employs approximately
         950 people.

-       The Company received payments of approximately $31.5 million for claims filed under the Continued
         Dumping and Subsidy Offset Act of 2000 on behalf of a subsidiary included in the Engineered Solutions business, which was sold in 2003.  The antidumping duty is levied when the U.S. Department of
         Commerce determines that imported products are being sold in the United States at less than fair value causing material injury to a United States industry.  These payments are reflected in "Discontinued
         operations, net of tax."

-        During the first quarter of 2004, the Company repurchased approximately 3.1 million shares at a cost of approximately $206 million.

-       The Company contributed an additional discretionary $40 million to its pension plans in the first quarter of
         2004, as well as an additional $15 million in required employer contributions.

Revenues for the first quarter of 2004 were $2,292.0 million, an 8% increase compared with net revenues of $2,119.6 million in 2003.  All of the Company's business segments, except Dresser-Rand, experienced double-digit revenue growth in the quarter compared to the 2003 first quarter:  Infrastructure (21%), Climate Control (14%), Security and Safety (11%) and Air and Productivity Solutions (11%).  Dresser-Rand revenues declined by $108 million compared to last year, consistent with the Company's plan to eliminate low-margin projects and buyout components. Approximately 4% of the revenue increase was attributable to the favorable effects of currency translation.  The Company attributes the improved revenue growth to its leadership position as a proven source of innovation in worldwide markets and gains in the recurring revenue stream.

The Company reported first quarter 2004 earnings of $179.5 million, or diluted earnings per share of $1.02.  Earnings from continuing operations for the first quarter of 2004 increased by 83% compared to 2003.  The Company benefited from the continuing operational improvements, productivity enhancements in our worldwide operations, reduced interest expense from repayment of debt and interest rate declines, and the effects of our tax strategies, which resulted in an effective tax rate of 13.5%.  In 2004, IR maintained the strength of its balance sheet, by maintaining its debt-to-capital ratio of 33% from December 31, 2003 to March 31, 2004.

For the first quarter of 2004, all business segments, except Dresser-Rand, generated improved revenues, operating income and operating margins compared to 2003.

-        Climate Control revenues and operating income benefited from higher volumes and favorable product mix across all of its major geographic areas.

-        Air and Productivity Solutions' revenues and operating income benefited from higher volumes and favorable product mix, while recurring revenues, which include revenues from installation, parts, service and rental, continued to increase.

-        Dresser-Rand operating income and margins improved in connection with the savings associated with increased productivity and the reduction of excess capacity.  The segment's decline in revenues was expected as it implemented its plan to eliminate the sales of low margin projects and buyout components, which are passed through to its customers at no operating profit.

-        Infrastructure revenues and operating income increases were mainly associated with improvements in the
         Bobcat business, primarily associated with new product introductions, and the Road Development business, as a result of improved North American and Asian sales.

-       Security and Safety revenues and operating income benefited from strong electronic access-control results attributable to growing market demand, while the traditional hardware business also showed improvement in both the residential and commercial businesses.

The ability to execute the Company's core strategies in large part accounts for our continuing strong results.  These strategies focus on generating dramatic growth in global markets, investing in innovations that will provide the greatest value to our customers, and implementing processes to drive continuous improvements in the efficiency and productivity of our operations. The Company has demonstrated that the ability to grow recurring revenues from the sale of aftermarket parts and value-added services is enhancing operating margins and further differentiating the Company as an adept solutions provider.

Activity in most of the Company's major industrial and construction end markets continued to improve. From our recent order pattern, the Company sees a growing recovery in most North American and European markets and continuing growth in Asia.

Results of Operations - Three Months Ended March 31, 2004 and 2003
Earnings from continuing operations for the first quarter of 2004 were $165.0 million, or diluted earnings per share of $0.94, compared with $90.0 million or $0.53 diluted earnings per share in the comparable quarter of 2003.

	Three months ended March 31,

Dollar amounts in millions	2004	2003

Net revenues	$ 2,292.0	$ 2,119.6
Cost of goods sold	1,682.0	1,630.6
Selling and administrative expenses	373.1	329.1

Operating income	$ 236.9	$ 159.9

Operating margin	10.3%	7.5%

Net Revenues
Revenues for the first quarter of 2004 increased by approximately 8% over the comparable quarter of 2003.  The effects of currency translation and higher volumes accounted for 4% and 3%, respectively, of the increase.  The remaining increase was attributable to pricing.  All of the Company's business segments, except Dresser-Rand, experienced double-digit revenue growth compared to the first quarter of 2003.

Cost of Goods Sold
Cost of goods sold in the first quarter of 2004 was 73.4% of revenues as compared to 76.9% in 2003.  The benefits of improved productivity and higher volumes accounted for the majority of the decrease in the ratio.  These positive effects were partially offset by the effects of currency translation.

Selling and Administrative Expenses
Selling and administrative expenses in the first quarter of 2004 were 16.3% of revenues as compared to 15.5% in 2003.  The increase in the ratio was primarily attributable to additional costs for stock-based compensation programs resulting from the increase in the Company's common share price during the quarter, and the effects of currency translation.  These negative effects were partially offset by higher volumes.

Operating Income
Operating income for the first quarter of 2004 increased by approximately 48%.  The increase was mainly due to higher volumes, product mix, the benefits associated with improved productivity, and pricing.  These positive effects were partially offset by additional costs for stock-based compensation programs, as well as continued investments by the Company in new products and solutions.

Interest Expense
Interest expense for the first quarter of 2004 was $40.9 million, a decrease of $9.1 million from the first quarter of 2003.  The decrease is primarily attributable to lower year-over-year debt levels as well as a decline in interest rates.

Other Income (Expense), net
Other income (expense), net, includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items.  Other income (expense), net, aggregated $5.2 million of net expense in the first quarter of 2004 as compared with $6.6 million of net expense in 2003.  The change is primarily attributable to lower foreign exchange losses and higher interest income in 2004.

Provision for Income Taxes
The Company's first quarter 2004 provision for income taxes was $25.8 million, as compared to $13.3 million in 2003.  The Company's effective tax rate is higher at 13.5% in the first quarter of 2004 compared to 12.9% in the first quarter of 2003 due to an increase of income in higher tax jurisdictions.

Backlog
Incoming orders for the first quarter of 2004 totaled $2.8 billion, which was approximately $600 million greater than the first quarter of 2003.  The Company's backlog of orders at March 31, 2004, believed to be firm, was $1.8 billion, which is approximately $500 million greater than the balance from December 31, 2003.

Discontinued Operations
On February 19, 2004, the Company agreed to sell its Drilling Solutions business unit (Drilling Solutions), to Atlas Copco AB, for approximately $225 million.  The transaction, which is expected to be completed mid-year 2004, is subject to regulatory approvals.  Drilling Solutions, which was previously included in the Company's Infrastructure Segment, manufactures drilling equipment and accessories for the worldwide construction, mining, quarrying, and water-well drilling industries.  Drilling Solutions' net earnings for the first quarter of 2004 and 2003, included in "Discontinued operations, net of tax," were $3.2 million and $2.5 million, respectively.

During 2003, the Company continued its business portfolio realignment by selling three businesses.  As of December 31, 2003, the Company had recognized an after-tax gain of $58.2 million on the disposition of its Engineered Solutions business (Engineered Solutions), which was included in "Discontinued operations, net of tax."  The gain is subject to working capital and other final purchase price adjustments.  The Company is currently involved in a dispute resolution procedure relating to the final purchase price adjustment based on the working capital of Engineered Solutions that was sold in February 2003.  The Company expects a resolution mid-year 2004.  Any adjustment to be recorded is not expected to be material and would be reflected as an increase or decrease to "Discontinued operations, net of tax," in 2004.  Net earnings and continuing costs associated with Engineered Solutions, included in "Discontinued operations, net of tax," were $18.3 million and $9.1 million for the first quarter of 2004 and 2003, respectively.  Net earnings and continuing costs for the first quarter of 2004 include payments of $31.5 million received for claims filed under the Continued Dumping and Subsidy Offset Act of 2000 on behalf of a subsidiary included in Engineered Solutions, which was sold in 2003.

The Company recognized an after-tax loss of $7.6 million on the disposition of its Laidlaw business unit (Laidlaw), which was included in "Discontinued operations, net of tax," in the third quarter of 2003.  Laidlaw's net loss for the first quarter of 2003, included in "Discontinued operations, net of tax," was $0.4 million.

The Company recognized an after-tax gain of $18.2 million (subject to a working capital adjustment) on the disposition of its Waterjet business unit (Waterjet), which was included in "Discontinued operations, net of tax" in the third quarter of 2003.  During the first quarter of 2004, the working capital adjustment was finalized, which resulted in an additional $0.4 million of after-tax income being recorded.  Net earnings and continuing costs associated with Waterjet, included in "Discontinued operations, net of tax," were $0.4 million of expense and $1.4 million of income for the first quarter of 2004 and 2003, respectively

Discontinued operations, net of tax, for the first quarter of 2004 amounted to $14.5 million of income. This includes the results of Drilling Solutions, purchase price adjustments and continuing costs related to the businesses sold in 2003, and retained costs of Ingersoll-Dresser Pump Company (IDP) of $6.8 million.  The retained costs of IDP, which was sold in 2000, include employee benefits and product liability costs, primarily related to asbestos claims.  Discontinued operations, net of tax, for the first quarter of 2003 amounted to $63.2 million of income, which includes the results of Drilling Solutions, the results of the businesses sold in 2003, the gain on the sale of Engineered Solutions, and IDP costs of $2.8 million.

Review of Business Segments

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.

	Three months ended March 31,

Dollar amounts in millions	2004	2003

Net revenues	$ 637.5	$ 557.5
Operating income	58.0	25.1
Operating margin	9.1%	4.5%

Climate Control revenues for the first quarter of 2004 increased by approximately 14% compared to 2003.  The increase was attributable to higher volumes, which accounted for approximately 7% of the increase and effects of currency translation, mainly due to the strengthening of the euro against the U.S. dollar, which accounted for approximately 5% of the increase.  The remaining increase was mainly due to pricing.  Operating income and margins for the first quarter of 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by $18.1 million.  Pricing and the savings associated with operational improvements increased operating income by $9.4 million and approximately $10 million, respectively.  These positive effects were partially offset by other expenses, such as increased employee benefit costs and costs associated with operational improvement programs.

Climate Control revenues and operating income benefited from higher volumes and favorable product mix across all of its major geographic areas.  North American operations' improvements were driven by strong market conditions for its truck and trailer product lines, while stationary refrigeration products also showed improvement compared to last year as certain supermarket customers increased capital expenditures for store refurbishments.  European markets for heavy truck, trailers and supermarket display cases increased, while improvements in Asian revenues were mainly attributable to growth in display cases.

Industrial Solutions
Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency.  Industrial Solutions consists of the Air and Productivity Solutions Segment and the Dresser-Rand Segment.

Air and Productivity Solutions
Air and Productivity Solutions is engaged in the design, manufacture, sale and service of air compressors, microturbines and industrial tools.

	Three months ended March 31,

Dollar amounts in millions	2004	2003

Net revenues	$ 343.5	$ 310.7
Operating income	33.8	21.2
Operating margin	9.8%	6.8%

Air and Productivity Solutions' revenues for the first quarter of 2004 increased by approximately 11% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 7% of the increase.  The remaining increase was due to effects of currency translation.  Operating income and margins for the first quarter of 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by $6.8 million, which accounted for the majority of the increase.  The remaining increase was primarily attributable to productivity savings associated with operational improvements and the effects of currency translation.

Air and Productivity Solutions' revenues and operating income benefited from higher volumes and favorable product mix despite sluggish end-market demand in North America for the Air Solutions business.  These gains were most evident in the Air Solutions business and were primarily attributable to higher new product sales in complete units outside of the United States, increased revenues from the aftermarket business, and the benefits of a weaker U.S. dollar.  Additionally, recurring revenues for the segment also continued to increase.

Dresser-Rand
Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators.

	Three months ended March 31,

Dollar amounts in millions	2004	2003

Net revenues	$ 169.7	$ 278.1
Operating income	8.4	4.2
Operating margin	4.9%	1.5%

Dresser-Rand revenues for the first quarter of 2004 decreased by approximately 39% compared to 2003.  The decrease was primarily attributable to lower volumes, which were slightly offset by the positive effects of currency translation and pricing.   Operating income and margins for the first quarter of 2004 increased significantly.  Savings associated with improved productivity and the reduction of excess capacity increased operating income by approximately $13 million, while pricing also had a positive impact.  These positive effects were partially offset by lower volumes of $12.1 million, as well as costs associated with the elimination of excess capacity.

Dresser-Rand's decline in revenues was expected as it implemented its plan to eliminate the sales of low margin projects and buyout components, which are passed through to its customers at no operating profit.  Reported revenues for the first quarter of 2004 and 2003 include $5.9 million and $53.7 million, respectively, of revenues related to these buyout components.

Infrastructure
Infrastructure is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, electric and gasoline powered golf and utility vehicles, portable compressors and light towers, and road construction and repair equipment.  It is comprised of Bobcat, Club Car, Utility Equipment, and Road Development.  This Segment previously included Drilling Solutions, whose results are now included in "Discontinued operations, net of tax."

	Three months ended March 31,

Dollar amounts in millions	2004	2003

Net revenues	$ 726.6	$ 598.6
Operating income	91.6	65.1
Operating margin	12.6%	10.9%

Infrastructure revenues for the first quarter of 2004 increased by approximately 21% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 16% of the increase.  The remaining increase was due to effects of currency translation and pricing, which accounted for approximately 4% and 1%, respectively.  Operating income and margins for the first quarter of 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by $30.2 million during the quarter.  Additionally, pricing and the effects of currency translation had a positive impact.  These positive effects were partially offset by other costs such as increased employee benefit costs, as well as increased investment in certain business unit initiatives.

Infrastructure revenues and operating income increases were mainly associated with improvements in the Bobcat and Road Development businesses.  Bobcat revenues and operating income increased significantly compared to last year due to new product introductions, improving North American markets, and the benefit of a weaker U.S. dollar.  Road Development revenues also increased substantially as a result of improved North American and Asian markets, as well as favorable currency translation.  Operating income and margins improved reflecting higher volumes and the effect of plant consolidations in the paving business and other cost reduction measures

Security and Safety
Security and Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, electronic and biometric access control systems, and time and attendance systems.

	Three months ended March 31,

Dollar amounts in millions	2004	2003

Net revenues	$ 414.7	$ 374.7
Operating income	72.1	70.9
Operating margin	17.4%	18.9%

Security and Safety revenues for the first quarter of 2004 increased by approximately 11% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 9% of the increase.  The remaining increase was mainly due to the effects of currency translation.  Operating income increased slightly while operating margins declined slightly.  Higher volumes and favorable product mix increased operating income by $7.0 million, while savings associated with operational improvements resulted in a benefit of $3.3 million.  Security and Safety revenues and operating income benefited from strong electronic access-control results attributable to growing market demand, while the traditional hardware business also showed improvement in both the residential and commercial businesses.   Continued investment in electronic access-control products and the launch of a maritime security market program had a negative effect on operating income, and caused operating margin to decline slightly compared to the first quarter of 2003.

Liquidity and Capital Resources
The Company's primary source for liquidity has been operating cash flow, supplemented with commercial paper.  Net cash used in operating activities in the first quarter of 2004 and 2003 was $46.2 million and $156.3 million, respectively.  The decrease in net cash used in operating activities in the first quarter of 2004, as compared to the first quarter of 2003, is primarily attributable to higher earnings from continuing operations in 2004, as well as an increase in the Company's days payables outstanding.  These effects were partially offset by higher inventory levels, as a result of the Company's build for its seasonally higher expected sales volumes during the second quarter, and the Company's additional discretionary pension contributions.

Net cash (used in) provided by investing activities in the first quarter of 2004 was $(13.4) million compared to $684.0 million in 2003.  The difference is predominately attributable to the cash received in connection with the sale of Engineered Solutions.

Net cash used in financing activities in first quarter of 2004 was $179.8 million compared to $656.8 million in 2003.  The decrease reflects the repayment of approximately $700 million of long-term debt in the first quarter of 2003, which was funded with the proceeds from the sale of Engineered Solutions.  The decrease was partially offset by the purchase of treasury shares in the first quarter of 2004 amounting to approximately $206 million.

The Company's debt-to-total capital ratio at March 31, 2004, was approximately 33%, which remained constant from December 31, 2003.  The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items.  As of March 31, 2004, the Company's debt-to-total capital ratio was significantly beneath this limit.

The Company's working capital was $508.3 million at March 31, 2004, compared to $529.9 million at December 31, 2003.  The change was due mainly to a lower cash balance at March 31, 2004, partially offset by higher inventory levels.  Cash was lower in connection with the first quarter purchase of treasury shares, while inventory build is due to seasonally higher expected sales volumes during the second quarter.

During the three months ended March 31, 2004, foreign currency translation adjustments resulted in a net decrease of $5.2 million in shareholders' equity.  Currency fluctuations in the euro accounted for the majority of the change.

Employee Benefit Plans
Pensions
Net periodic pension cost for the first quarter of 2004 was $10.5 million.  The discount rate, rate of compensation increase and the expected rate of return on plan assets used to calculate pension expense for U. S. plans 2004 are 6.00%, 4.00% and 8.75%, respectively.  The net periodic pension cost for non-U.S. plans for 2004 is based on the assumptions used at December 31, 2003 to calculate the pension benefit obligation.

Net periodic pension cost for the first quarter of 2003 was $22.9 million.  The sale of Engineered Solutions in February 2003 caused net pension curtailment and settlement gains of $11.1 million.    The Engineered Solutions employees participated in the largest U.S. pension plan and a remeasurement of that plan was required as of the sale date.  Prior to the remeasurement date of February 15, 2003, the discount rate used for all plans was 6.75%.  Upon remeasurement, the Company's largest plan used a 6.50% discount rate.  The rate of compensation increase and the expected rate of return on plan assets used to calculate pension expense for U.S. plans for 2003 were 4.00% and 8.75%, respectively.  The net periodic pension cost for non-U.S. plans for 2003 was based on the assumptions used at December 31, 2002.

The Company contributed an additional discretionary $40 million to its pension plans in the first quarter of 2004, as well as an additional $15 million in required employer contributions.

Postretirement Benefits Other Than Pensions
Net periodic postretirement benefit cost for the first quarter of 2004 was a $21.3 million.  Net periodic postretirement benefit cost for 2004 is based on the assumption used at December 31, 2003 to calculate the postretirement benefit obligation.

Net periodic postretirement benefit cost other than pension cost for the first quarter of 2003 totaled $18.4 million.  A curtailment gain relating to the sale of Engineered Solutions was recorded of $6.9 million in 2003.  In February 2003, the Company remeasured its postretirement plan due to the sale of Engineered Solutions.  Prior to remeasurement, the assumption used to calculate postretirement benefits was a 6.75% discount rate. Upon remeasurement, the discount rate was decreased to 6.50% to reflect the change in market conditions.  No change was made to the health care cost trend rate at that time.

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

All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the quarter ended March 31, 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $3.2 million.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

New Accounting Standards
In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities."  FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003.  In December 2003, the FASB deferred the effective date of FIN 46 for variable interest entities created prior to February 1, 2003 to the first reporting period ending after March 15, 2004.  The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.  The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position or results of operations.

In January 2004, the FASB released FASB Staff Position No. 106-1 entitled, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The current accounting rules require a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligations.  In accordance with FASB Staff Position FAS 106-1, the benefit obligation and net periodic benefit cost do not reflect any potential effects of the Act since the Company has elected to defer the accounting for the effects of the Act.  Authoritative guidance on the accounting for the federal subsidy is pending and when the guidance is issued, may require the Company to change previously reported amounts.  The Company is currently analyzing the Act's impact on its postretirement benefit plans.

Safe Harbor Statement
Information provided by the Company in reports such as this report on Form 10-Q, in press releases and in statements made by employees in oral discussions, to the extent the information is not historical fact, constitutes "forward looking statements" within the meaning of regulations under the Securities Act of 1933 and the Securities Exchange Act of 1934.  Forward-looking statements by their nature involve risk and uncertainty.

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

The Company maintains significant operations in countries other than the U.S.; therefore, the movement of the U.S. dollar against foreign currencies has an impact on the Company's financial position and results of operations.  Generally, the functional currency of the Company's non-U.S. subsidiaries is their local currency.  The Company manages exposure to changes in foreign currency exchange rates through its normal operations and financing activities, as well as through the use of forward exchange contracts and options.  The Company attempts, through its hedging activities, to mitigate the impact on income of changes in foreign exchange rates.

Reorganization as a Bermuda Company and Related Risk Factors

On December 31, 2001, IR-New Jersey was reorganized as IR-Limited, a Bermuda company (the Reorganization).  The Company believes that the Reorganization has enabled it to begin to realize a variety of potential, financial and strategic benefits, including to:

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

Item 4 - Controls and Procedure

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2004, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

 In March 2004, the Connecticut Department of Environmental Protection (the "DEP") issued a consent order to the Company in order to resolve an alleged noncompliance related to the wastewater treatment plant at the Company's H.B. Ives Division located in New Haven, Connecticut. Pursuant to the consent order, the Company paid a civil penalty of $20,000 and paid $140,000 for certain DEP-approved supplemental environmental projects which assist clean water initiatives within New Haven.  In addition, the Company is implementing improvements to its pretreatment process and audit program at the New Haven location.

See also the discussion under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Part I, Item 1, Note 8 to the Consolidated Financial Statements.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 7, 1997, the Board of Directors of the Company authorized the repurchase of up to 10 million shares, adjusted to 15 million shares for the August 1997 three-for-two stock split of the Company's common stock.  Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management.  As of March 31, 2004, the Company has purchased 14,834,911 shares of the 15 million shares allowable under the program.  This long-term repurchase program was designed to accumulate additional treasury shares, which would be available for general corporate purposes.

Total share repurchases for the first quarter of 2004 are as follows:

				Maximum number
			Total number	of shares still
	Total Number	Average	of shares	available to be
	of Shares	price paid	purchased as	purchased under
Period	Purchased	per share	part of program	the program

1/01/2004 - 1/31/2004	-	-	-	3,292,689
2/01/2004 - 2/29/2004	1,215,600	$65.87	1,215,600	2,077,089
3/01/2004 - 3/31/2004	1,912,000	$65.84	1,912,000	165,089

Total	3,127,600		3,127,600

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K	A Current Report on Form 8-K (Item 12) dated April 20, 2004, reporting the filing of exhibit 99.1-Press Release of Ingersoll-Rand Company Limited.

A Current Report on Form 8-K (Item 9) dated March 10, 2004, reporting the receipt of payments for claims filed under the Continued Dumping and Subsidy Offset Act of 2000.

INGERSOLL-RAND COMPANY LIMITED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: May 5, 2004                                                       /s/ Timothy R. McLevish
                                                                                    Timothy R. McLevish, Senior Vice President
                                                                                    and Chief Financial Officer

                                                                                    Principal Financial Officer

Date: May 5, 2004                                                       /s/ Richard W. Randall
                                                                                    Richard W. Randall, Vice President and
                                                                                    Controller

                                                                                    Principal Accounting Officer