Form 10-Q
period 2004-06-30
INGERSOLL RAND CO LTD
filed 2004-08-03
CIK 1160497

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[	X	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of Class A common shares outstanding as of July 30, 2004 was 173,316,275.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Income Statement for the three and six months ended
June 30, 2004 and 2003

Condensed Consolidated Balance Sheet at June 30, 2004 and December 31,
2003

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and 2003

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

SIGNATURES

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT

	Three months ended		Six months ended
	June 30,		June 30,

In millions, except per share amounts	2004	2003	2004	2003

Net revenues	$ 2,713.9	$ 2,433.9	$ 5,005.9	$ 4,553.5
Cost of goods sold	2,002.6	1,842.8	3,684.6	3,473.4
Selling and administrative expenses	376.8	382.6	749.9	711.7

Operating income	334.5	208.5	571.4	368.4
Interest expense	(40.0)	(44.0)	(80.8)	(94.0)
Other income (expense), net	(1.2)	2.5	(6.5)	(4.1)

Earnings before income taxes	293.3	167.0	484.1	270.3
Provision for income taxes	42.9	21.2	68.7	34.5

Earnings from continuing operations	250.4	145.8	415.4	235.8
Discontinued operations, net of tax	35.8	(6.5)	50.3	56.7

Net earnings	$ 286.2	$ 139.3	$ 465.7	$ 292.5

Basic earnings per common share:
Earnings from continuing operations	$ 1.45	$ 0.86	$ 2.39	$ 1.39
Discontinued operations, net of tax	0.20	(0.04)	0.29	0.34

Net earnings	$ 1.65	$ 0.82	$ 2.68	$ 1.73

Diluted earnings per common share:
Earnings from continuing operations	$ 1.43	$ 0.85	$ 2.36	$ 1.39
Discontinued operations, net of tax	0.20	(0.04)	0.28	0.33

Net earnings	$ 1.63	$ 0.81	$ 2.64	$ 1.72

Dividends per common share	$ 0.19	$ 0.17	$ 0.38	$ 0.34

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET

In millions	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$ 390.7	$ 459.6
Accounts and notes receivable, net	1,767.7	1,645.6
Inventories	1,051.2	975.1
Prepaid expenses and deferred income taxes	358.0	356.8
Assets held for sale	13.3	145.8

Total current assets	3,580.9	3,582.9

Property, plant and equipment, net	1,111.8	1,171.1
Goodwill	4,161.1	4,187.3
Intangible assets, net	869.1	882.9
Other assets	866.5	840.7

Total assets	$ 10,589.4	$ 10,664.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 740.5	$ 725.4
Accrued expenses and other current liabilities	1,370.4	1,501.6
Loans payable	691.6	800.7
Liabilities held for sale	1.0	25.3

Total current liabilities	2,803.5	3,053.0

Long-term debt	1,366.6	1,518.6
Postemployment and other benefit liabilities	1,133.6	1,127.9
Other noncurrent liabilities	525.7	472.1

Total liabilities	5,829.4	6,171.6

Shareholders' equity:
Class A common shares	176.6	174.5
Other shareholders' equity	4,867.8	4,589.3
Accumulated other comprehensive income	(284.4)	(270.5)

Total shareholders' equity	4,760.0	4,493.3

Total liabilities and shareholders' equity	$ 10,589.4	$ 10,664.9

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,

In millions	2004	2003

Cash flows from operating activities:
Earnings from continuing operations	415.4	$ 235.8
Adjustments to arrive at net cash used in operating activities:
Depreciation and amortization	101.2	100.3
Changes in other assets and liabilities, net	(302.2)	(388.6)
Other, net	36.1	13.5

Net cash provided by (used in) operating activities	250.5	(39.0)

Cash flows from investing activities:
Capital expenditures	(46.4)	(49.5)
Acquisitions, net of cash	(21.2)	-
Proceeds from business disposition	196.5	699.3
Proceeds from sale of property, plant and equipment	27.5	19.8
Other, net	2.0	(4.9)

Net cash provided by investing activities	158.4	664.7

Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(5.5)	21.0
Proceeds from long-term debt	1.1	3.3
Payments of long-term debt	(253.2)	(742.4)

Net change in debt	(257.6)	(718.1)
Dividends paid	(66.1)	(57.6)
Proceeds from exercise of stock options	90.9	13.7
Purchase of treasury shares	(215.8)	-

Net cash used in financing activities	(448.6)	(762.0)

Net cash used in discontinued operations	(3.8)	(107.1)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	9.3

Effect of change in fiscal year end of business	(23.8)	-

Net decrease in cash and cash equivalents	(68.9)	(234.1)
Cash and cash equivalents - beginning of period	459.6	342.2

Cash and cash equivalents - end of period	$ 390.7	$ 108.1

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial statements at June 30, 2004 and for the quarter and six-month period ended June 30, 2004.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2003.  The accompanying condensed consolidated financial statements restate the three and six months ended June 30, 2003, and the December 31, 2003 amounts previously presented in order to report the Company's Waterjet business unit, Laidlaw business unit, and Drilling Solutions business unit (Drilling Solutions) as discontinued operations.

The accompanying condensed consolidated financial statements include the results of Hussmann International, Inc. (Hussmann) and its majority-owned subsidiaries.  Since the 2000 acquisition, all Hussmann operations were included in the consolidated financial statements on a 15-day lag basis for U.S. operations and a one-month lag basis for all non-U.S. operations.  Due to process improvements, the 15-day and one-month lags were eliminated as of the beginning of fiscal 2004 for Hussmann and its majority-owned subsidiaries.  The resulting net loss of $16.4 million was recorded directly to retained earnings during the first quarter of 2004.

Note 2 - Under the Company's incentive stock plans, approved in 1995 and 1998, key employees have been granted options to purchase Class A common shares.  The Company continues to account for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees."  Accordingly, no compensation expense is recognized for employee stock options since options granted are at prices not less than fair market value at the date of grant.  The plans also authorize stock appreciation rights and stock awards, which result in compensation expense.  Additionally, the Company maintains a shareholder-approved Management Incentive Unit Award Plan, which results in compensation expense.  Compensation expense is recognized as a result of vesting and the Company's Class A common share price.  Fluctuations in the Company's Class A common share price increase or decrease the compensation expense.

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

	Three months		Six months
	ended June 30,		ended June 30,

In millions, except per share amounts	2004	2003	2004	2003

Net earnings, as reported	$ 286.2	$ 139.3	$ 465.7	$ 292.5
Add: Stock-based employee compensation
expense included in reported net
income, net of tax	0.7	9.7	11.0	7.2
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	7.8	16.2	24.0	20.7

Pro forma net earnings	$ 279.1	$ 132.8	$ 452.7	$ 279.0

Basic earnings per share:
As reported	$ 1.65	$ 0.82	$ 2.68	$ 1.73
Pro forma	1.59	0.78	2.57	1.64
Diluted earnings per share:
As reported	$ 1.63	$ 0.81	$ 2.64	$ 1.72
Pro forma	1.59	0.78	2.57	1.64

Note 3 - On February 19, 2004, the Company agreed to sell Drilling Solutions, to Atlas Copco AB, for approximately $225 million.  The sale of the U.S. and most international operations was completed on June 30, 2004.  The sale of Drilling Solutions assets held by Ingersoll-Rand (India) Limited, subject to approval by the Indian company's shareholders, is expected in the third quarter of 2004.  Drilling Solutions, which was previously included in the Company's Infrastructure Segment, is now shown as discontinued operations, net of tax, for all periods.  The Company realized an after-tax gain of $37.0 million on the disposition, which is included in "Discontinued operations, net of tax".  The gain is subject to working capital and other final purchase price adjustments.  Drilling Solutions manufactures drilling equipment and accessories for the worldwide construction, mining, quarrying, and water-well drilling industries.  Drilling Solutions had 2003 revenues of approximately $300 million and employed approximately 950 people.

During 2003, the Company sold three businesses.  Effective February 16, 2003, the Company sold its Engineered Solutions Business (Engineered Solutions), previously included as part of the Company's Industrial Solutions Sector, to The Timken Company (Timken).  For the year ended December 31, 2003, the Company recognized an after-tax gain of $58.2 million on the disposition, which was included in "Discontinued operations, net of tax."  The gain is subject to working capital and other final purchase price adjustments.  The Company is currently involved in a dispute resolution procedure relating to the final purchase price adjustment based on the working capital of Engineered Solutions as of the closing date of the transaction.  The Company expects a resolution in the third quarter of 2004.  Any adjustment to be recorded is not expected to be material and would be reflected as an increase or decrease to "Discontinued operations, net of tax" in 2004.  During the first quarter of 2004, the Company received pre-tax payments of approximately $31.5 million for claims filed under the Continued Dumping and Subsidy Offset Act of 2000 on behalf of a subsidiary included in Engineered Solutions.  These payments have been included in "Discontinued operations, net of tax."  The antidumping duty is levied when the U.S. Department of Commerce determines that imported products are being sold in the United States at less than fair value causing material injury to a United States industry.

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

Discontinued operations also include costs related to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  These include retained employee benefits and product liability costs, primarily related to asbestos claims.

Net revenues and pretax (loss) earnings for discontinued operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

In millions	2004	2003	2004	2003

Net revenues	$ 85.2	$ 91.2	$ 153.0	$ 315.4
Pretax (loss) earnings	(5.3)	(9.2)	16.7	6.1

Total results from discontinued operations for the three months ended June 30, 2004 and 2003 were $35.8 million (net of $23.1 million of tax expense) and $(6.5) million (net of $2.9 million of tax benefit), respectively.  For the six months ended June 30, 2004 and 2003, the total results from discontinued operations were $50.3 million (net of $31.0 million of tax expense) and $56.7 million (net of $67.4 million of tax expense), respectively.

The assets and liabilities of discontinued operations included in "Assets held for sale" and "Liabilities held for sale" represent the assets and liabilities of Drilling Solutions at December 31, 2003 and those remaining assets and liabilities of Drilling Solutions, which are expected to be transferred in the third quarter of 2004, and are as follows:

In millions	June 30, 2004	December 31, 2003

Assets
Current assets	$ 13.3	$ 101.5
Property, plant and equipment, net	-	42.0
Other assets and deferred income taxes	-	2.3

Assets held for sale	$ 13.3	$ 145.8

Liabilities
Current liabilities	$ 1.0	$ 25.3

Liabilities held for sale	$ 1.0	$ 25.3

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

In millions	June 30, 2004	December 31, 2003

Raw materials and supplies	$ 300.1	$ 286.5
Work-in-process	252.1	203.1
Finished goods	579.7	554.9

	1,131.9	1,044.5
Less - LIFO reserve	80.7	69.4

Total	$ 1,051.2	$ 975.1

Note 5 - The changes in the carrying amount of goodwill for the six months ended June 30, 2004, is as follows:

Air and
	Climate	Productivity	Dresser-		Security
In millions	Control	Solutions	Rand	Infrastructure	and Safety	Total

Balance at December 31, 2003	$ 2,577.6	$ 112.4	$ 24.5	$ 901.6	$ 571.2	$ 4,187.3
Translation and adjustments*	(17.3)	(1.4)	4.0	(4.7)	(6.8)	(26.2)

Balance at June 30, 2004	$ 2,560.3	$ 111.0	$ 28.5	$ 896.9	$ 564.4	$ 4,161.1

* Represents adjustments as a result of final allocations of purchase price.

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets:

	June 30, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization

Customer relationships	$ 384.9	$ 39.7	$ 384.9	$ 34.4
Installed service base	238.6	24.0	235.8	22.7
Software	129.4	46.5	121.1	35.1
Trademarks	7.1	6.4	7.1	6.2
Other	67.0	36.6	71.4	34.3

Total amortizable intangible assets	827.0	153.2	820.3	132.7
Total indefinite lived intangible assets - trademarks	195.3	-	195.3	-

Total	$ 1,022.3	$ 153.2	$ 1,015.6	$ 132.7

Intangible asset amortization expense for the three months ended June 30, 2004 and 2003 was $9.2 million and $11.3 million, respectively.  Intangible asset amortization expense for the six months ended June 30, 2004 and 2003 was $20.1 million and $22.1 million, respectively.  Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $43.3 million in 2005, $42.7 million in 2006, $29.4 million in 2007, $24.8 million in 2008, and $21.8 million in 2009.

During the six months ended June 30, 2004, the Company recorded software additions in the amount of $8.0 million, with an amortization period of five years.

Note 6 - Information on basic and diluted shares is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

In millions	2004	2003	2004	2003

Weighted-average number of basic shares	173.1	169.5	173.8	169.4
Shares Issuable under incentive stock plans	2.2	1.4	2.3	0.9

Weighted-average number of diluted shares	175.3	170.9	176.1	170.3

Diluted earnings per share computations for the six months ended June 30, 2004 and 2003 excluded the weighted-average effect of the assumed exercise of approximately 0.1 million and 6.7 million shares issuable under stock benefit plans, respectively.  Excluded for the three months ended June 30, 2003 were 5.5 million shares and for the three months ended June 30, 2004 there were no shares excluded.  These shares were excluded because the effect on the computation of earnings per share would be anti-dilutive.

Note 7 - The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

In millions	2004	2003	2004	2003

Net earnings	$ 286.2	$139.3	$ 465.7	$ 292.5
Other comprehensive income:
Foreign currency translation adjustment	(21.1)	122.3	(26.3)	179.3
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax	1.7	(11.4)	12.4	(15.4)
Unrealized gain on marketable securities, net of tax	-	10.9	-	15.1
Minimum pension liability adjustment, net of tax	-	-	-	(57.6)

Comprehensive income	$ 266.8	$261.1	$ 451.8	$ 413.9

Included in accumulated other comprehensive income at June 30, 2004, is $3.1 million related to the fair value of derivatives qualifying as cash flow hedges, of which $3.6 million of expense is expected to be reclassified to earnings over the twelve-month period ending June 30, 2005.  The actual amounts that will be reclassified to earnings over the next 12 months may vary from this amount as a result of changes in market conditions.  Additionally, $0.5 million, related to an interest rate swap used as a cash flow hedge of the forecasted issuance of debt, will be reclassified to earnings between July 1, 2004 and May 15, 2006.  No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.  At June 30, 2004, the maximum term of derivative instruments that hedge forecasted transactions for foreign currency hedges was 20 months.  At June 30, 2004, the maximum term of derivative instruments that hedge forecasted transactions for commodity hedges was six months.

In connection with the sale of Engineered Solutions to Timken, the Company received approximately 9.4 million shares of Timken common stock valued at $140 million at the time of sale.  For the three and six months ended June 30, 2003, the Company recorded unrealized gains of $10.9 million, net of tax, and $15.1 million, net of tax, respectively, on the change in price of the Timken shares.  In October of 2003, the Company sold all of the Timken shares resulting in pre-tax proceeds of approximately $147.6 million.

Note 8 - The Company is involved in various litigations, claims and administrative proceedings, including environmental and product liability matters.  Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available.  Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that the liability, which may result from these legal matters, would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

In assessing its potential environmental liability, the Company bases its estimates on current laws and regulations and current remediation technologies.  The Company does not discount its liability or assume any insurance recoveries.

Ingersoll-Rand Company (IR-New Jersey), a Company subsidiary, is a defendant in numerous asbestos-related lawsuits in state and federal courts.  In virtually all of the suits a large number of other companies have also been named as defendants.  The claims against IR-New Jersey generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey's products.  Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets, purchased from third-party suppliers.

In assessing its potential asbestos liability, the Company bases its estimates on current laws, an assessment of the nature of current claims, its claims settlement experience and insurance coverage.  All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the six months ended June 30, 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $7.9 million.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them.

The Company sells product on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $9.6 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability.  Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

Beginning in 2005, the Company could be required, based on the attainment of certain operating results, to purchase a majority interest in a joint venture.  Currently, the Company estimates the target purchase price for the remaining 70% interest to be approximately $240 million.  However, this price is contingent upon the future operating performance of the joint venture.

The Company has remained contingently liable for approximately $44.0 million relating to performance bonds associated with prior sale of products of IDP, which the Company divested in 2000.  The acquirer of IDP is the primary obligor under these performance bonds.  However, should the acquirer default under these arrangements the Company would be required to satisfy these financial obligations.  The Company estimates that $16.4 million of the obligation will expire during the second half of 2004.  The remainder extends through 2008.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $4.5 million at June 30, 2004.  These amounts are not accrued as the Company intends on exporting the product to another country for final sale.  In the normal course of business, the Company has issued several third party guarantees, on behalf of suppliers, distributors and a joint venture partner, which were $5.2 million at June 30, 2004.

In connection with the disposition of certain businesses and facilities, the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition.  Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for the six months ended June 30:

In millions	2004	2003

Beginning balance	$ 167.8	$ 133.6
Reductions for payments	(61.6)	(37.5)
Accruals for warranties issued during the period	58.7	40.1
Changes to accruals related to preexisting warranties	5.2	6.5
Translation	1.5	7.9

Ending balance	$ 171.6	$ 150.6

Note 9 - The Company sponsors several postretirement plans that cover certain eligible employees.  These plans provide for health care benefits, and in some instances, life insurance benefits.  Postretirement health plans generally are contributory and contributions are adjusted annually.  Life insurance plans for retirees are primarily noncontributory.  The Company funds the postretirement benefit costs principally on a pay-as-you-go basis.  The components of net periodic postretirement benefits cost for the three and six months ended June 30, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

In millions	2004	2003	2004	2003

Service cost	$ 2.6	$ 3.0	$ 5.3	$ 5.9
Interest cost	14.1	15.3	29.0	30.2
Net amortization and deferral losses	2.2	0.8	5.9	1.4

Net periodic postretirement benefit costs	18.9	19.1	40.2	37.5
Curtailment gains	-	-	-	(6.9)

Net postretirement benefit expense	$ 18.9	$ 19.1	$ 40.2	$ 30.6

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted.  The Act introduced a government provided subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.  The Company adopted FASB Staff Position 106-2 as of April 1, 2004, the beginning of its second quarter.  The Company and its actuarial advisors determined that most benefits provided by the plan were at least actuarially equivalent to Medicare Part D.  The Company remeasured the accumulated benefit obligation effects of the Act as of April 1, 2004.  The effect of the federal subsidy to which the Company is entitled has been accounted for as an actuarial gain of $68.2 million.  The subsidy will have the effect of reducing postretirement benefit expense for 2004 by $7.9 million.  The components of the reduction in expense were a decrease in the amortization of the actuarial loss of $4.6 million, a reduction in service cost of $0.2 million and a reduction in the interest cost on the benefit obligation of $3.1 million.  Approximately $2.6 million was recorded in the second quarter of 2004 as a reduction in net postretirement benefit expense.  Net postretirement benefit expense for the three months ended September 30, 2004 and December 31, 2004 will include a similar reduction in expense due to the effects of the Act.

The assumptions used for 2004 expense are a discount rate and health care cost trend rate of 6.00% and 11.00%, respectively.  The assumptions used for the first quarter of 2004 were determined to be appropriate as of April 1, 2004 when the postretirement plan was remeasured to reflect the federal subsidy.  In 2003, the postretirement plan was remeasured as of the date of sale of Engineered Solutions and the discount rate used was decreased from 6.75% to 6.50%, while the health care cost trend rate remained at 11.00% for 2003.  The curtailment gains in 2003 relate to the sale of Engineered Solutions in February 2003.

Note 10 - The Company has noncontributory pension plans covering substantially all U.S. employees.  In addition, certain non-U.S. employees in other countries are covered by pension plans.  The Company's pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula.  The Company's U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula.  Non-U.S. plans provide benefits based on earnings and years of service.  In addition, the Company maintains other supplemental benefit plans for officers and other key employees.  The components of the Company's pension related costs for the three and six months ended June 30, include the following:

	Three months ended		Six months ended
	June 30,		June 30,

In millions	2004	2003	2004	2003

Service cost	$ 12.7	$ 12.4	$ 26.3	$ 24.8
Interest cost	44.9	43.6	89.9	87.2
Expected return on plan assets	(56.0)	(43.2)	(111.9)	(86.5)
Net amortization of unrecognized:
Prior service costs	2.1	1.9	4.3	3.9
Transition amount	0.2	0.2	0.4	0.4
Plan net losses	5.5	8.1	10.9	16.1

Net pension cost	9.4	23.0	19.9	45.9
Curtailment/settlement losses/(gains)	0.6	-	0.6	(11.1)

Net pension cost after curtailments/settlements	$ 10.0	$ 23.0	$ 20.5	$ 34.8

The curtailment loss in the second quarter of 2004 relates to the sale of the Drilling Solutions in one of its non-U.S. locations.  The curtailment and settlement gains in the first quarter of 2003 relate to the sale of Engineered Solutions.

The discount rate, rate of compensation increase and the expected rate of return on plan assets used to calculate pension expense for U.S. plans for 2004 are 6.00%, 4.00% and 8.75%, respectively.  The net periodic pension cost for non-U.S. plans for 2004 is based on the benefit obligation assumptions used at December 31, 2003.  The benefit assumptions for the non-U.S. plan remeasured due to the sale of Drilling Solutions remained the same due to similar economic conditions.

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

The Company contributed an additional discretionary $40.0 million to its pension plans in the six months ended June 30, 2004, as well as  $17.0 million in required employer contributions.

Note 11 - A summary of operations by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

In millions	2004	2003	2004	2003

Net revenues
Climate Control	$ 727.3	$ 655.6	$ 1,364.8	$ 1,213.1
Industrial Solutions:
Air and Productivity Solutions	380.1	343.6	723.6	654.3
Dresser-Rand	277.4	337.1	447.1	615.2

	657.5	680.7	1,170.7	1,269.5
Infrastructure	886.5	716.5	1,613.1	1,315.1
Security and Safety	442.6	381.1	857.3	755.8

Total	$ 2,713.9	$ 2,433.9	$ 5,005.9	$ 4,553.5

Operating income
Climate Control	$ 91.5	$ 55.3	$ 149.5	$ 80.4
Industrial Solutions:
Air and Productivity Solutions	42.3	18.4	76.1	39.6
Dresser-Rand	16.8	8.0	25.2	12.2

	59.1	26.4	101.3	51.8
Infrastructure	135.7	92.0	227.3	157.1
Security and Safety	62.6	67.3	134.7	138.2
Unallocated corporate expense	(14.4)	(32.5)	(41.4)	(59.1)

Total	$ 334.5	$ 208.5	$ 571.4	$ 368.4

No significant changes in long-lived assets by geographic area have occurred since December 31, 2003.

Note 12 - As part of a corporate reorganization, IR-Limited guaranteed all of the issued public debt securities of IR-New Jersey.  The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited, the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities. The following condensed consolidated financial information for IR-Limited, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries.  The note, which is due in 2011, has a fixed rate of interest of 11 % per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey.  The Class B common shares are non-voting and pay dividends comparable to the Class A common shares.  In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in "Other Subsidiaries" below.  Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting.  Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends.

Condensed Consolidating Income Statement
For the three months ended June 30, 2004
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$ -	$ 362.6	$ 2,351.3	$ -	$ 2,713.9
Cost of goods sold	-	280.9	1,721.7	-	2,002.6
Selling and administrative expenses	(0.1)	76.5	300.4	-	376.8

Operating income	0.1	5.2	329.2	-	334.5
Equity earnings in affiliates (net of tax)	288.3	185.2	153.4	(626.9)	-
Interest expense	(0.2)	(31.7)	(8.1)	-	(40.0)
Intercompany interest and fees	(1.0)	(89.4)	90.4	-	-
Other income (expense), net	(1.0)	29.5	(29.7)	-	(1.2)

Earnings before income taxes	286.2	98.8	535.2	(626.9)	293.3
(Benefit) provision for income taxes	-	(29.4)	72.3	-	42.9

Earnings (loss) from continuing operations	286.2	128.2	462.9	(626.9)	250.4
Discontinued operations, net of tax	-	25.2	10.6	-	35.8

Net earnings	$ 286.2	$ 153.4	$ 473.5	$ (626.9)	$ 286.2

Condensed Consolidating Income Statement
For the three months ended June 30, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$ -	$ 298.4	$ 2,135.5	$ -	$ 2,433.9
Cost of goods sold	-	238.5	1,604.3	-	1,842.8
Selling and administrative expenses	-	97.6	285.0	-	382.6

Operating income	-	(37.7)	246.2	-	208.5
Equity earnings in affiliates (net of tax)	141.0	133.8	18.2	(293.0)	-
Interest expense	-	(34.3)	(9.7)	-	(44.0)
Intercompany interest and fees	(1.4)	(98.6)	100.0	-	-
Other income (expense), net	(0.3)	(16.0)	18.8	-	2.5

Earnings before income taxes	139.3	(52.8)	373.5	(293.0)	167.0
(Benefit) provision for income taxes	-	(67.4)	88.6	-	21.2

Earnings (loss) from continuing operations	139.3	14.6	284.9	(293.0)	145.8
Discontinued operations, net of tax	-	(9.9)	(28.5)	31.9	(6.5)

Net earnings	$ 139.3	$ 4.7	$ 256.4	$ (261.1)	$ 139.3

Condensed Consolidating Income Statement
For the six months ended June 30, 2004
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$ -	$ 662.6	$ 4,343.3	$ -	$ 5,005.9
Cost of goods sold	-	520.9	3,163.7	-	3,684.6
Selling and administrative expenses	-	162.7	587.2	-	749.9

Operating income	-	(21.0)	592.4	-	571.4
Equity earnings in affiliates (net of tax)	471.0	288.9	166.9	(926.8)	-
Interest expense	(0.2)	(64.9)	(15.7)	-	(80.8)
Intercompany interest and fees	(2.7)	(182.2)	184.9	-	-
Other income (expense), net	(2.4)	36.0	(40.1)	-	(6.5)

Earnings before income taxes	465.7	56.8	888.4	(926.8)	484.1
(Benefit) provision for income taxes	-	(89.9)	158.6	-	68.7

Earnings (loss) from continuing operations	465.7	146.7	729.8	(926.8)	415.4
Discontinued operations, net of tax	-	20.2	30.1	-	50.3

Net earnings	$ 465.7	$ 166.9	$ 759.9	$ (926.8)	$ 465.7

Condensed Consolidating Income Statement
For the six months ended June 30, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$ -	$ 556.7	$ 3,996.8	$ -	$ 4,553.5
Cost of goods sold	-	457.5	3,015.9	-	3,473.4
Selling and administrative expenses	-	165.0	546.7	-	711.7

Operating income	-	(65.8)	434.2	-	368.4
Equity earnings in affiliates (net of tax)	295.5	206.9	(32.8)	(469.6)	-
Interest expense	-	(75.8)	(18.2)	-	(94.0)
Intercompany interest and fees	(2.8)	(217.1)	219.9	-	-
Other income (expense), net	(0.2)	(23.9)	20.0	-	(4.1)

Earnings before income taxes	292.5	(175.7)	623.1	(469.6)	270.3
(Benefit) provision for income taxes	-	(138.0)	172.5	-	34.5

Earnings (loss) from continuing operations	292.5	(37.7)	450.6	(469.6)	235.8
Discontinued operations, net of tax	-	83.1	(2.9)	(23.5)	56.7

Net earnings	$ 292.5	$ 45.4	$ 447.7	$ (493.1)	$ 292.5

Condensed Consolidating Balance Sheet
June 30, 2004

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ 0.4	$ 191.2	$ 199.1	$ -	$ 390.7
Accounts and notes receivable, net	5.0	265.5	1,497.2	-	1,767.7
Inventories, net	-	123.5	927.7	-	1,051.2
Prepaid expenses and deferred income taxes	0.2	95.8	262.0	-	358.0
Assets held for sale	-	1.4	11.9	-	13.3
Accounts and notes receivable affiliates	15.2	-	11,841.8	(11,857.0)	-

Total current assets	20.8	677.4	14,739.7	(11,857.0)	3,580.9

Investment in affiliates	5,076.0	11,411.4	15,375.2	(31,862.6)	-
Property, plant and equipment, net	-	223.7	888.1	-	1,111.8
Intangible assets, net	-	155.7	4,874.5	-	5,030.2
Other assets	-	192.6	673.9	-	866.5

Total assets	$ 5,096.8	$ 12,660.8	$ 36,551.4	$ (43,719.6)	$ 10,589.4

Current liabilities:
Accounts payable and accruals	$ 4.5	$ 145.0	$ 1,961.4	$ -	$ 2,110.9
Loans payable	-	612.9	78.7	-	691.6
Liabilities held for sale	-	-	1.0	-	1.0
Accounts and note payable affiliates	332.3	1,074.6	10,450.3	(11,857.2)	-

Total current liabilities	336.8	1,832.5	12,491.4	(11,857.2)	2,803.5

Long-term debt	-	1,140.3	226.3	-	1,366.6
Notes payable affiliates	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	136.4	1,522.9	-	1,659.3

Total liabilities	336.8	6,756.6	14,240.6	(15,504.6)	5,829.4

Shareholders' equity:
Class A common shares	176.6	-	-	-	176.6
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,449.0	6,710.1	24,528.4	(35,819.7)	4,867.8
Accumulated other comprehensive income	37.0	(339.7)	(8.9)	27.2	(284.4)

	9,797.9	6,370.4	26,882.3	(38,290.6)	4,760.0
Less: Contra account	(5,037.9)	(466.2)	(4,571.5)	10,075.6	-

Total shareholders' equity	4,760.0	5,904.2	22,310.8	(28,215.0)	4,760.0

Total liabilities and equity	$ 5,096.8	$ 12,660.8	$ 36,551.4	$ (43,719.6)	$ 10,589.4

Condensed Consolidating Balance Sheet
December 31, 2003

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ 160.5	$ 104.1	$ 195.0	$ -	$ 459.6
Accounts and notes receivable, net	3.4	221.4	1,420.8	-	1,645.6
Inventories, net	-	106.6	868.5	-	975.1
Prepaid expenses and deferred income taxes	0.2	132.1	224.5	-	356.8
Assets held for sale	-	69.5	76.3	-	145.8
Accounts and notes receivable affiliates	(0.4)	-	9,062.5	(9,062.1)	-

Total current assets	163.7	633.7	11,847.6	(9,062.1)	3,582.9

Investment in affiliates	4,777.2	9,917.3	15,651.2	(30,345.7)	-
Property, plant and equipment, net	-	229.3	941.8	-	1,171.1
Intangible assets, net	-	160.6	4,909.6	-	5,070.2
Other assets	-	105.2	735.5	-	840.7

Total assets	$ 4,940.9	$ 11,046.1	$ 34,085.7	$ (39,407.8)	$ 10,664.9

Current liabilities:
Accounts payable and accruals	$ 4.3	$ (22.4)	$ 2,245.1	$ -	$ 2,227.0
Loans payable	-	713.2	87.5	-	800.7
Liabilities held for sale	-	11.3	14.0	-	25.3
Accounts and note payable affiliates	443.3	774.7	7,844.1	(9,062.1)	-

Total current liabilities	447.6	1,476.8	10,190.7	(9,062.1)	3,053.0

Long-term debt	-	1,290.3	228.3	-	1,518.6
Notes payable affiliates	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	207.9	1,392.1	-	1,600.0

Total liabilities	447.6	6,622.4	11,811.1	(12,709.5)	6,171.6

Shareholders' equity:
Class A common shares	174.5	-	-	-	174.5
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,221.8	5,304.9	24,454.6	(34,392.0)	4,589.3
Accumulated other comprehensive income	50.9	(410.2)	75.4	13.4	(270.5)

	9,582.5	4,894.7	26,892.8	(36,876.7)	4,493.3
Less: Contra account	(5,089.2)	(471.0)	(4,618.2)	10,178.4	-

Total shareholders' equity	4,493.3	4,423.7	22,274.6	(26,698.3)	4,493.3

Total liabilities and equity	$ 4,940.9	$ 11,046.1	$ 34,085.7	$ (39,407.8)	$ 10,664.9

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2004

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$(133.5)	$ 145.7	$ 238.3	$ -	$ 250.5

Cash flows from investing activities:
Capital expenditures	-	(9.7)	(36.7)	-	(46.4)
Acquisitions, net of cash	-	-	(21.2)	-	(21.2)
Proceeds from business disposition	-	189.0	7.5	-	196.5
Proceeds from sale of property, plant and
equipment	-	17.7	9.8	-	27.5
Other, net	-	-	2.0	-	2.0

Net cash provided by (used in) investing activities	-	197.0	(38.6)	-	158.4

Cash flows from financing activities:
Net change in debt	-	(250.8)	(6.8)	-	(257.6)
Dividends (paid) received	(117.5)	4.4	47.0	-	(66.1)
Purchase of treasury shares	-	-	(215.8)	-	(215.8)
Proceeds from the exercise of stock options	90.9	-	-	-	90.9

Net cash (used in) provided by financing activities	(26.6)	(246.4)	(175.6)	-	(448.6)

Net cash (used in) provided by discontinued operations	-	(9.2)	5.4	-	(3.8)

Effect of exchange rate changes on cash and
cash equivalents	-	-	(1.6)	-	(1.6)

Effect of change in fiscal year end of business	-	-	(23.8)	-	(23.8)

Net (decrease) increase in cash and cash equivalents	(160.1)	87.1	4.1	-	(68.9)
Cash and cash equivalents - beginning of period	160.5	104.1	195.0	-	459.6

Cash and cash equivalents - end of period	$ 0.4	$ 191.2	$ 199.1	$ -	$ 390.7

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2003

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$ 34.9	$ 176.0	$ (249.9)	$ -	$ (39.0)

Cash flows from investing activities:
Capital expenditures	-	(9.9)	(39.6)	-	(49.5)
Acquisitions, net of cash	-	-	-	-	-
Proceeds from business disposition	43.0	395.5	260.8	-	699.3
Proceeds from sale of property, plant and
equipment	-	-	19.8	-	19.8
Other, net	-	-	(4.9)	-	(4.9)

Net cash provided by investing activities	43.0	385.6	236.1	-	664.7

Cash flows from financing activities:
Net change in debt	12.0	(758.7)	28.6	-	(718.1)
Dividends (paid) received	(103.6)	4.0	42.0	-	(57.6)
Proceeds from the exercise of stock options	13.7	-	-	-	13.7

Net cash (used in) provided by financing activities	(77.9)	(754.7)	70.6	-	(762.0)

Net cash used in discontinued operations	-	(10.5)	(96.6)	-	(107.1)

Effect of exchange rate changes on cash and
cash equivalents	-	-	9.3	-	9.3

Net (decrease) increase in cash and cash equivalents	-	(203.6)	(30.5)	-	(234.1)
Cash and cash equivalents - beginning of period	-	209.0	133.2	-	342.2

Cash and cash equivalents - end of period	$ -	$ 5.4	$ 102.7	$ -	$ 108.1

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary and Outlook
Ingersoll-Rand Company Limited (IR or the Company) is a leading innovation and solutions provider for the major global markets of Climate Control, Industrial Solutions, Infrastructure, and Security and Safety.  The Company's diverse product portfolio encompasses such leading industrial and commercial brands as Thermo King® transport temperature control equipment, Hussmann® commercial and retail refrigeration equipment, PowerWorks® microturbines, Dresser-Rand® turbomachinery, Ingersoll-Rand® industrial and construction equipment, Bobcat® compact construction equipment, Club Car® golf cars and utility vehicles, Schlage® locks and security solutions, and Kryptonite® portable security products.  In addition, IR offers products and services under many other premium brands for customers in industrial and commercial markets.

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

The following significant events occurred during the first six months of 2004:

- On February 19, 2004, consistent with its business portfolio realignment, the Company agreed to sell its Drilling Solutions business unit (Drilling Solutions) to Atlas Copco AB, for approximately $225 million. The sale of the U.S. and most international operations was completed on June 30, 2004.  The sale of Drilling Solutions assets held by Ingersoll-Rand (India) Limited, subject to approval by the Indian company's shareholders, is expected in the third quarter of 2004.  Drilling Solutions, which was previously included in the Company's Infrastructure Segment, is now shown as discontinued operations, net of tax, for all periods.  The Company realized an after-tax gain of $37.0 million on the disposition, which is included in "Discontinued operations, net of tax".  The gain is subject to working capital and other final purchase price adjustments.  Drilling Solutions manufactures drilling equipment and accessories for the worldwide construction, mining, quarrying, and water-well drilling industries. Drilling Solutions had 2003 revenues of approximately $300 million and employed approximately 950 people.

- During the first quarter of 2004, the Company received payments of approximately $31.5 million for claims filed under the Continued Dumping and Subsidy Offset Act of 2000 on behalf of a subsidiary included in the Engineered Solutions business (Engineered Solutions), which was sold in 2003.  The antidumping duty is levied when the U.S. Department of Commerce determines that imported products are being sold in the United States at less than fair value causing material injury to a United States industry.  These payments are reflected in "Discontinued operations, net of tax."

- During the six months ended June 30, 2004, the Company repurchased approximately 3.3 million Class A common shares at a cost of approximately $215.8 million.  The Company has also repaid over $250 million of debt during the first half of 2004.

- The Company contributed an additional discretionary $40.0 million to its pension plans in the six months ended June 30, 2004, as well as  $17.0 million in required employer contributions.

All of the Company's business segments, except Dresser-Rand, experienced double-digit revenue growth in the quarter and year to date compared to 2003.  The favorable effects of currency translation continued to increase revenue.  The Company has been able to increase prices and add surcharges to help offset the impact of material cost inflation.  The Company attributes the improved revenue growth to its leadership position as a proven source of innovation in worldwide markets and gains in the recurring revenue stream.  Dresser-Rand revenues declined compared to last year's quarter and year to date, consistent with the Company's plan to eliminate low-margin projects and buyout components.

The Company continues to benefit from higher volumes and product mix, the continuing operational improvements, productivity enhancements in our worldwide operations, reduced interest expense from repayment of debt and the effects of our tax strategies.  In 2004, IR maintained the strength of its balance sheet, by lowering its debt-to-capital ratio to 29.6% at June 30, 2004.

For the six months ended June 30, 2004, Climate Control, Air and Productivity Solutions, and Infrastructure generated improved revenues, operating income and operating margins compared to 2003.  These improvements were largely attributable to higher volumes and product mix.  Dresser-Rand revenue decreased, while operating income and operating margins improved, due to the elimination of low-margin projects.   Security and Safety revenues improved while operating income and operating margins declined due to litigation expense as well as a plant closing and the discontinuance of a product line.  Absent these items, the Company expects operating margins to return to previous levels.

Results of Operations - Three Months Ended June 30, 2004 and 2003
Earnings from continuing operations for the second quarter of 2004 were $250.4 million, or diluted earnings per share of $1.43, compared with $145.8 million and $0.85 diluted earnings per share in the comparable quarter of 2003.

	Three months ended June 30,

Dollar amounts in millions	2004	2003

Net revenues	$ 2,713.9	$ 2,433.9
Cost of goods sold	2,002.6	1,842.8
Selling and administrative expenses	376.8	382.6

Operating income	$ 334.5	$ 208.5

Operating margin	12.3%	8.6%

Net Revenues
Revenues for the second quarter of 2004 increased by approximately 12% over the comparable quarter of 2003.  Higher volumes and product mix accounted for approximately 8% of the increase, while currency translation and pricing accounted for the remainder of the increase. Excluding Dresser-Rand, sales across all business segments were higher.  The Company continues to make progress in increasing recurring revenues, which includes revenues derived from installation, parts and service.

Cost of Goods Sold
Cost of goods sold in the second quarter of 2004 was 73.8% of revenue as compared to 75.7% in 2003.  The decrease was mainly due to the improved productivity and higher volumes, which was partially offset by currency translation.

Selling and Administrative Expenses
Selling and administrative expenses in the second quarter of 2004 were 13.9% of revenues as compared to 15.7% in 2003.  Selling and administrative expenses were reduced by the gain on the sale of corporate real estate of approximately $13 million.  Higher volume helped to offset the impact of increased cost associated with operational improvement programs, employee benefit cost, and the effects of currency translation.

Operating Income
Operating income for the second quarter of 2004 increased by approximately 60%. The increase was mainly due to higher volumes, product mix, pricing, and the benefits associated with improved productivity.  These positive effects were partially offset by additional cost associated with operational improvement programs, employee benefit cost, as well as continued investments by the Company in new products and solutions.

Interest Expense
Interest expense for the second quarter of 2004 was $40.0 million, a decrease of $4 million from the second quarter of 2003. The decrease is primarily attributable to lower year-over-year debt levels.

Other Income (Expense), net
Other income (expense), net includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items.  Other income (expense), net aggregated $1.2 million of expense in the second quarter of 2004 as compared with $2.5 million of income in 2003.  The change is primarily due to less favorable foreign currency activity in the current period.

Provision for Income Taxes
The Company's second quarter 2004 provision for income taxes was $42.9 million, as compared to $21.2 million in 2003.  The Company's effective tax rate of 14.6% is higher in the second quarter of 2004 compared to 12.7% in the second quarter of 2003.  The rate change is a result of an increase in the 2004 earnings outlook, especially in the United States, reduced by a tax benefit of $8.8 million.

Backlog
Incoming orders for the second quarter of 2004 totaled $2.7 billion, which was approximately $400 million greater than the second quarter of 2003.  The Company's backlog of orders at June 30, 2004, believed to be firm, was $1.7 billion, which is approximately $400 million greater than the balance at December 31, 2003.

Discontinued Operations
On February 19, 2004, the Company agreed to sell Drilling Solutions, to Atlas Copco AB, for approximately $225 million.  The transaction was completed on June 30, 2004.  This transaction includes the planned disposition of Drilling Solutions assets held by Ingersoll-Rand (India) Limited, subject to approval by the Indian company's shareholders in the third quarter of 2004. Drilling Solutions, which was previously included in the Company's Infrastructure Segment, manufactures drilling equipment and accessories for the worldwide construction, mining, quarrying, and water-well drilling industries.  The Company realized an after-tax gain of $37.0 million on the disposition, which is included in "Discontinued operations, net of tax".  The gain is subject to working capital and other final purchase price adjustments.  Drilling Solutions' net earnings for the second quarter of 2004 and 2003, included in "Discontinued operations, net of tax," were $5.0 million and $5.9 million, respectively.

During 2003, the Company continued its business portfolio realignment by selling three businesses.  As of December 31, 2003, the Company had recognized an after-tax gain of $58.2 million on the disposition of  Engineered Solutions, which was included in "Discontinued operations, net of tax."  The gain is subject to working capital and other final purchase price adjustments.  The Company is currently involved in a dispute resolution procedure relating to the final purchase price adjustment based on the working capital of Engineered Solutions that was sold in February 2003.  The Company expects a resolution by the third quarter of 2004.  Any adjustment to be recorded is not expected to be material and would be reflected as an increase or decrease to "Discontinued operations, net of tax," in 2004.  Net earnings and continuing costs associated with Engineered Solutions, included in "Discontinued operations, net of tax," for the second quarter of 2004 and 2003 were expense of $0.3 million and $6.3 million, respectively.

The Company recognized an after-tax loss of $7.6 million on the disposition of its Laidlaw business unit (Laidlaw), which was included in "Discontinued operations, net of tax," in the third quarter of 2003.  Laidlaw's net loss for the second quarter of 2003, included in "Discontinued operations, net of tax," was $0.5 million.

The Company recognized an after-tax gain of $18.2 million (subject to a working capital adjustment) on the disposition of its Waterjet business unit (Waterjet), which was included in "Discontinued operations, net of tax" in the third quarter of 2003.  During the first quarter of 2004, the working capital adjustment was finalized, which resulted in an additional $0.4 million of after-tax income being recorded.  Net earnings and continuing costs associated with Waterjet, included in "Discontinued operations, net of tax," were $0.2 million of expense and $1.9 million of income for the second quarter of 2004 and 2003, respectively.

Discontinued operations, net of tax, for the second quarter of 2004 amounted to $35.8 million of income. This includes the results of Drilling Solutions, purchase price adjustments and continuing costs related to the businesses sold in 2003, and retained costs of IDP of $4.9 million.  The retained costs of IDP, which was sold in 2000, include employee benefits and product liability costs, primarily related to asbestos claims.  Discontinued operations, net of tax, for the second quarter of 2003 amounted to $6.5 million of expense, which includes the results of Drilling Solutions, the results of the businesses sold in 2003, the gain on the sale of Engineered Solutions, and IDP costs of $7.3 million.

Results of Operations - Six Months Ended June 30, 2004 and 2003
Earnings from continuing operations for the six months ended June 30, 2004 were $415.4 million, or diluted earnings per share of $2.36, compared with $235.8 million and $1.39 diluted earnings per share in the comparable quarter of 2003.

	Six months ended June 30,

Dollar amounts in millions	2004	2003

Net revenues	$ 5,005.9	$ 4,553.5
Cost of goods sold	3,684.6	3,473.4
Selling and administrative expenses	749.9	711.7

Operating income	$ 571.4	$ 368.4

Operating margin	11.4%	8.1%

Net Revenues
Revenues for the six months ended June 30, 2004 increased by approximately 10% over the comparable period of 2003. Higher volumes and product mix accounted for approximately 6% of the increase, while currency translation and pricing accounted for the remainder of the increase.  Excluding Dresser-Rand, revenues for all business segments were higher.  The Company continues to make progress in increasing recurring revenues, which includes revenues derived from installation, parts and service.

Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2004 was 73.6% of revenues as compared to 76.3% in 2003.  The decrease was mainly due to the improved productivity and higher volumes, which was partially offset by currency translation.

Selling and Administrative Expenses
Selling and administrative expenses for the six months ended June 30, 2004 were 15.0% of revenues as compared to 15.6% in 2003.  Selling and administrative expenses were reduced by the gain on the sale of corporate real estate of approximately $13 million.  Higher volumes helped to offset the impact of increased cost associated with operational improvement programs, employee benefit cost, and the effects of currency translation.

Operating Income
Operating income for the six months ended June 30, 2004 increased by approximately 55%.  The increase was mainly due to higher volumes, product mix, pricing, and the benefits associated with improved productivity.  These positive effects were partially offset by additional cost associated with operational improvement programs, and employee benefit cost, as well as continued investments by the Company in new products and solutions.

Interest Expense
Interest expense for the six months ended June 30, 2004 was $80.8 million, a decrease of  $13.2 million from the second quarter of 2003.  The decrease is primarily attributable to lower year-over-year debt levels.

Other Income (Expense), net
Other income (expense), net, aggregated $6.5 million of expense for the six months ended June 30, 2004, as compared with $4.1 million of expense in 2003. The change is primarily due to less favorable foreign currency activity in the current period.

Provision for Income Taxes
The Company's provision for income taxes for the six months ended June 30, 2004 was $68.7 million, as compared to $34.5 million in 2003.  The Company's effective tax rate of 14.2% is higher for the six months ended June 30, 2004, compared to 12.8% for the six months ended June 30, 2003, due to an increase in the 2004 earnings outlook, especially in the United States, reduced by tax benefits of $8.8 million.

Discontinued Operations
Discontinued operations, net of tax, for the six months ended June 30, 2004 amounted to $50.3 million of income. This includes primarily the results of Drilling Solutions, purchase price adjustments and retained costs of IDP.  The results of Drilling Solutions include a gain of $37.0 million and earnings of $8.1 million. The retained costs of IDP, which was sold in 2000, include employee benefits and product liability costs, primarily related to asbestos claims of approximately $12 million.  Discontinued operations, net of tax, for the six months ended June 30, 2003 amounted to $56.7 million of income, which includes the results of Drilling Solutions ($8.5 million), the results of the businesses sold in 2003 ($5.2 million), the gain on the sale of Engineered Solutions ($53.1 million), and IDP costs ($10.0 million).

Review of Business Segments

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display cases, beverage coolers, and walk-in storage coolers and freezers.

Climate Control revenues and operating income continue to benefit from higher volumes and favorable product mix across all of its major geographic areas.  North American operations' improvements were driven by strong market conditions for its truck and trailer product lines.  European markets for heavy truck, trailers and supermarket display cases continue to improve, while increases in Asian revenues were mainly attributable to growth in display cases.

	Three months ended		Six months ended
	June 30,		June 30,

Dollar amounts in millions	2004	2003	2004	2003

Net revenues	$ 727.3	$ 655.6	$ 1,364.8	$ 1,213.1
Operating income	91.5	55.3	149.5	80.4
Operating margin	12.6%	8.4%	11.0%	6.6%

Climate Control revenues for the second quarter of 2004 increased by approximately 11% compared to 2003.  The increase was attributable to higher volumes and product mix, which accounted for approximately 5% of the increase, and the effects of currency translation, which accounted for approximately 3% of the increase.  The remaining increase was primarily due to pricing.  Operating income and margins for the second quarter of 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by $17.6 million.  Pricing and the savings associated with operational improvements increased operating income by $16.0 million and approximately $7.2 million, respectively.  These positive effects were partially offset by other expenses, such as increased costs associated with operational improvement programs.

Climate Control revenues for the six months ended June 30, 2004 increased by approximately 13% compared to 2003. The increase was attributable to higher volumes and product mix, which accounted for approximately 6% of the increase and the effects of currency translation, which accounted for approximately 4% of the increase.  The remaining increase was primarily due to pricing.  Operating income and margins also increased significantly in 2004.  Higher volumes and favorable product mix increased operating income by $41.9 million.  Pricing and the savings associated with operational improvements increased operating income by $25.7 million and approximately $9.2 million, respectively.  These positive effects were partially offset by other expenses, such as increased costs associated with operational improvement programs.

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

Air and Productivity Solutions' revenues and operating income continued to benefit from higher volumes and favorable product mix.  These gains were most evident in the Air Solutions business and were primarily attributable to higher new product sales of complete units, increased revenues from the aftermarket business, and the benefits of a weaker U.S. dollar.  Additionally, recurring revenues for the segment also continued to increase.

	Three months ended		Six months ended
	June 30,		June 30,

Dollar amounts in millions	2004	2003	2004	2003

Net revenues	$ 380.1	$ 343.6	$ 723.6	$ 654.3
Operating income	42.3	18.4	76.1	39.6
Operating margin	11.1%	5.4%	10.5%	6.1%

Air and Productivity Solutions' revenues for the second quarter of 2004 increased by approximately 11% compared to 2003.  The increase was mainly attributable to higher volumes and favorable product mix, which accounted for approximately 10% of the increase.  The remaining increase was due to effects of currency translation.  Operating income and margins for the second quarter of 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by $12.2 million, which accounted for the majority of the increase. The remaining increase was primarily attributable to productivity savings associated with operational improvements and the effects of currency translation.

Air and Productivity Solutions' revenues for the six months ended June 30, 2004 increased by approximately 11% compared to 2003.  The increase was mainly attributable to higher volumes and favorable product mix, which accounted for approximately 9% of the increase.  The remaining increase was due to the effects of currency translation.  Operating income and margins for the six months ended June 30, 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by $19.0 million, which accounted for the majority of the increase.  The remaining increase was primarily attributable to productivity savings associated with operational improvements and the effects of currency translation.

Dresser-Rand
Dresser-Rand is engaged in the design, manufacture, sale and service of gas compressors, gas and steam turbines, and generators.

Dresser-Rand's decline in revenues was expected as it implemented its plan to eliminate the sales of low margin projects and buyout components, which were previously passed through to its customers at minimal margins.  Dresser-Rand continues to improve operating profit by focusing on higher margin business.  Dresser Rand's markets remain strong due to high energy prices.

	Three months ended		Six months ended
	June 30,		June 30,

Dollar amounts in millions	2004	2003	2004	2003

Net revenues	$ 277.4	$ 337.1	$ 447.1	$ 615.2
Operating income	16.8	8.0	25.2	12.2
Operating margin	6.1%	2.4%	5.6%	2.0%

Dresser-Rand revenues for the second quarter of 2004 decreased by approximately 18% compared to 2003.  The decrease was primarily attributable to lower volumes, which was slightly offset by the positive effects of currency translation and pricing.   Operating income and margins for the second quarter of 2004 increased significantly.  Savings associated with improved productivity and the reduction of excess capacity increased operating income by approximately $8.8 million, while pricing also had a positive impact.  These positive effects were partially offset by lower volumes of $5.6 million, as well as costs associated with the elimination of excess capacity.

Dresser-Rand revenues for the six months ended June 30, 2004 decreased by approximately 27% compared to 2003.  The decrease was primarily attributable to lower volumes, which was slightly offset by the positive effects of currency translation and pricing.   Operating income and margins for the six months ended June 30, 2004 increased significantly.  Improved pricing increased operating income by approximately $13 million, while savings associated with improved productivity and the reduction of excess capacity also had a positive impact.  These positive effects were partially offset by lower volumes.

Infrastructure
Infrastructure is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, electric and gasoline powered golf and utility vehicles, portable compressors and light towers, and road construction and repair equipment.  It is comprised of Bobcat, Club Car, Utility Equipment, and Road Development business units.  This Segment previously included Drilling Solutions, whose results are now included in "Discontinued operations, net of tax."

Infrastructure revenues and operating income increases continue to be led by the improvements in the Bobcat and Road Development businesses.  Bobcat revenues and operating income continue to improve due to new product introductions, improving North American markets, and the benefit of a weaker U.S. dollar.  Road Development revenues continue to increase substantially as a result of improved North American and Asian markets, as well as favorable currency translation.  Road Development operating income and margins continue to improve reflecting higher volumes and the effect of plant consolidations in the paving business and other cost reduction measures.  Club Car revenue increased due to the new Precedent golf car introduced in the first quarter of 2004.

	Three months ended		Six months ended
	June 30,		June 30,

Dollar amounts in millions	2004	2003	2004	2003

Net revenues	$ 886.5	$ 716.5	$ 1,613.1	$ 1,315.1
Operating income	135.7	92.0	227.3	157.1
Operating margin	15.3%	12.8%	14.1%	11.9%

Infrastructure revenues for the second quarter of 2004 increased by approximately 24% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 19% of the increase.  The remaining increase was due to the effects of currency translation and pricing, which each accounted for approximately 2%.  Operating income and margins for the second quarter of 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by $39.0 million during the quarter.  Additionally, pricing and the effects of currency translation had a positive impact.  These positive effects were partially offset by other items such as increased employee benefit cost, as well as increased investment in certain business unit initiatives.

Infrastructure revenues for the six months ended June 30, 2004 increased by approximately 23% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 18% of the increase.  The remaining increase was due to the effects of currency translation and pricing, which accounted for approximately 3% and 2%, respectively.  Operating income and margins for the second quarter of 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by approximately $70.0 million during the quarter.  Additionally, pricing and the effects of currency translation had a positive impact.  These positive effects were partially offset by other items such as increased employee benefit cost, as well as increased investment in certain business unit initiatives.

Security and Safety
Security and Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, electronic and biometric access control systems, and time and attendance systems.

Security and Safety continues to benefit from the improvement in the traditional hardware business in both the residential and commercial markets, while strong electronic access-control results are attributable to growing market demand.  Investment in electronic access-control products and the launch of a maritime security market program also continued.

	Three months ended		Six months ended
	June 30,		June 30,

Dollar amounts in millions	2004	2003	2004	2003

Net revenues	$ 442.6	$ 381.1	$ 857.3	$ 755.8
Operating income	62.6	67.3	134.7	138.2
Operating margin	14.1%	17.7%	15.7%	18.3%

Security and Safety revenues for the second quarter of 2004 increased by approximately 16% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 14% of the increase.  The remaining increase was primarily due to the effects of currency translation and pricing.  Operating income and margins declined due to litigation expense of $11.0 million, as well as a plant closing and the discontinuance of a plumbing fixture product line of $7.0 million.  These expenses more than offset the benefits of higher volumes and product mix, which increased operating income by $13.1 million. Savings associated with operational improvements and pricing were also favorable.

Security and Safety revenues for the six months ended June 30, 2004 increased by approximately 13% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 11% of the increase.  The remaining increase was primarily due to the effects of currency translation.  Operating income and margins declined due to litigation expense of $11 million, as well as a plant closing and the discontinuance of a plumbing fixture product line of $7.0 million.  These expenses more than offset the benefits of higher volumes and product mix, which increased operating income by $19.0 million. Savings associated with operational improvements and pricing were also favorable.

Liquidity and Capital Resources
The Company's primary source for liquidity has been operating cash flow.  Net cash provided by (used in) operating activities for the six months ended June 30, 2004 and 2003 was $250.5 million and $(38.9) million, respectively.  The increase in net cash provided by operating activities in the six months ended June 30,2004, as compared to the six months ended June 30, 2003, is primarily attributable to higher earnings from continuing operations in 2004.

Net cash provided by investing activities in the six months ended June 30, 2004 was $158.4 million compared to $664.7 million in 2003.  Proceeds from business dispositions were $502.8 million higher in the prior year.

Net cash used in financing activities in the six months ended June 30, 2004 was $448.6 million compared to $762.0 million in 2003.  The decrease in net cash used is primarily a result of higher debt repayments in the prior year of $460.5 million, partially offset by treasury share repurchases of $215.8 million in the current year.

The Company's debt-to-total capital ratio at June 30, 2004, was approximately 30%, compared with 33% reported at December 31, 2003.  The improvement is primarily related to the decrease in debt of $257.6 million.  The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items.  As of June 30, 2004, the Company's debt-to-total capital ratio was significantly below this limit.

The Company's working capital was $777.4 million at June 30, 2004, compared to $529.9 million at December 31, 2003.  The change was due mainly to lower short-term debt as well as lower accrued expenses.

During the three and six months ended June 30, 2004, foreign currency translation adjustments resulted in a net decrease of $21.1 million and $26.3 million, respectively, in shareholders' equity.  The majority of the change is due to the strengthening of the U.S. dollar against the euro.

Employee Benefit Plans
Pensions
Net periodic pension cost for the three and six months ended June 30, 2004 was $9.4 million and $19.9 million, respectively.    The sale of Drilling Solutions caused a curtailment loss in the second quarter of 2004 for a non-U.S. plan of $0.6 million.  The discount rate, rate of compensation increase and the expected rate of return on plan assets used to calculate pension expense for U. S. plans in 2004 are 6.00%, 4.00% and 8.75%, respectively.  The net periodic pension cost for non-U.S. plans for 2004 is based on the assumptions used at December 31, 2003 to calculate the pension benefit obligation.  The assumptions for the non-U.S. plan remeasured as of the sale date of Drilling Solutions remained the same due to similar economic conditions as of the last measurement date.

Net periodic pension cost for the three and six months ended June 30, 2003 was $23.0 million and $45.9 million, respectively.  The sale of Engineered Solutions in February 2003 caused net pension curtailment and settlement gains of $11.1 million.  The Engineered Solutions employees participated in the largest U.S. pension plan and a remeasurement of that plan was required as of the sale date.  Prior to the remeasurement date of February 15, 2003, the discount rate used for all plans was 6.75%.  Upon remeasurement, the Company's largest plan used a 6.50% discount rate.  The rate of compensation increase and the expected rate of return on plan assets used to calculate pension expense for U.S. plans for 2003 were 4.00% and 8.75%, respectively.  The net periodic pension cost for non-U.S. plans for 2003 was based on the assumptions used at December 31, 2002.

The Company contributed approximately $3.0 million in required employer contributions to its pension plans in the second quarter of 2004.  For the six months ended June 30, 2004, the Company contributed an additional discretionary $40.0 million to its pension plans, as well as $17.0 million in required employer contributions

Postretirement Benefits Other Than Pensions
Net periodic postretirement benefit cost for the three and six months ended June 30, 2004 was  $18.9 million and $40.2 million, respectively.  In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted.  The company adopted FSP- FAS 106-2 as of April 1, 2004, the beginning of its second quarter.  The Company and its actuarial advisors determined that most benefits provided by the plan were at least actuarially equivalent to Medicare Part D.  The Company remeasured the accumulated benefit obligation effects of the Act as of April 1, 2004.  The effect of the federal subsidy to which the Company is entitled has been accounted for as an actuarial gain of $68.2 million.  The subsidy will have the effect of reducing postretirement benefit expense for 2004 by $7.9 million.  The components of the reduction in expense were a decrease in the amortization of the actuarial loss of $4.6 million, a reduction in service cost of $0.2 million and a reduction in the interest cost on the benefit obligation of $3.1 million.  Approximately $2.6 million was recorded in the second quarter of 2004 as a reduction in net postretirement benefit expense.  Net postretirement benefit expense for the three months ended September 30, 2004 and December 31, 2004 will include a similar reduction in expense due to the effects of the Act.

The assumptions used for 2004 expense include a discount rate and health care cost trend rate of 6.00% and 11.00%, respectively.  The assumptions used to remeasure the plan as of April 1, 2004 remained the same as the prior measurement date due to the existence of similar economic conditions.

Net periodic postretirement benefit cost for the three and six months ended June 30, 2003 was $19.1 million and $37.5 million, respectively.  A curtailment gain of $6.9 million relating to the sale of Engineered Solutions was recorded in 2003.  In February 2003, the Company remeasured its postretirement plan due to the sale of Engineered Solutions.  Prior to remeasurement, the assumption used to calculate postretirement benefits was a 6.75% discount rate. Upon remeasurement, the discount rate was decreased to 6.50% to reflect the change in market conditions.  No change was made to the health care cost trend rate at that time.

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

Ingersoll-Rand Company (IR-New Jersey), a Company subsidiary, is a defendant in numerous asbestos-related lawsuits in state and federal courts.  In virtually all of the suits a large number of other companies have also been named as defendants.  The claims against IR-New Jersey generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey's products.  Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets, purchased from third-party suppliers.

All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the six months ended June 30, 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $7.9 million.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

New Accounting Standards
In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities."  FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003.  The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics.  The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position or results of operations.

In May 2004, the FASB released FASB Staff Position No. 106-2, which supersedes FASB Staff Position 106-1, entitled, Accounting and Disclosure Requirements Regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act introduced a government provided subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.  The current accounting rules require a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligations.  The Company adopted FASB Staff Position 106-2 as of April 1, 2004.   The subsidy will have the effect of reducing postretirement benefit expense for 2004 by $7.9 million.  Approximately $2.6 million was recorded in the second quarter of 2004 as a reduction in net postretirement benefit expense.

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

Item 4 - Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the six months ended June 30, 2004, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls during the quarter.

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

See also the discussion under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters, and also Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 7, 1997, the Board of Directors of the Company authorized the repurchase of up to 10 million shares, adjusted to 15 million shares for the August 1997 three-for-two stock split of the Company's common stock.  As of June 30, 2004, the Company has purchased the entire 15 million shares allowable under the program.

Total share repurchases for the six months ended June 30, 2004 are as follows:

			Total number	Maximum number
			of shares	of shares still
	Total number	Average	purchased as part	available to be
	of shares	price paid	of a publicly	purchased under
Period	purchased	per share	announced program	the program

1/01/2004 - 1/31/2004	-	-	-	3,292,689
2/01/2004 - 2/29/2004	1,215,600	$65.87	1,215,600	2,077,089
3/01/2004 - 3/31/2004	1,912,000	$65.84	1,912,000	165,089
4/01/2004 - 4/30/2004	-	-	-	165,089
5/01/2004 - 5/31/2004	165,089	$62.17	165,089	-
6/01/2004 - 6/30/2004	-	-	-	-

Total	3,292,689		3,292,689

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Shareholders of the Company was held on June 2, 2004.  The items voted upon by the company's shareholders included nominations to elect three members of IR's board of directors, the appointment of independent auditors, and amendments to the company's incentive stock plan and bye-laws.  The company's shareholders also voted upon proposals sponsored by shareholders regarding the company's incorporation in Bermuda, the declassification of the company's board of directors, and the separation of the positions of chairman of the board and chief executive officer.  The shareholders voted as follows on the following matters:

Election of directors of the Second Class to hold office for three years.  The voting results for each nominee is follows:

Name	Votes For	Votes Withheld

P.C. Godsoe	133,867,175	7,506,691
C.J. Horner	135,340,176	6,033,690
O.R. Smith	135,396,451	5,977,415

The reappointment of the Company's independent accountants, PricewaterhouseCoopers, was approved by a vote of 138,543,040 shares voting for, 1,822,734 shares voting against, and 1,008,092 shares abstaining.

A proposal to adopt the Amended and Restated Incentive Stock Plan of 1998 was approved by a vote of 99,580,736 shares voting for, 22,098,629 voting against, 1,180,044 shares abstaining, and 18,514,457 shares not voting.

A proposal to adopt the Amended and Restated Bye-Laws of the Company was approved by a vote of 120,316,780 shares voting for, 1,295,971 shares voting against, 1,246,658 shares abstaining, and 18,514,457 shares not voting.

A non-binding shareholder proposal that the Company reincorporate to a U.S. state was defeated by a vote of 13,361,726 shares voting for, 107,576,603 shares voting against, 1,921,080 shares abstaining, and 18,514,457 shares not voting.

A non-binding shareholder proposal to declassify the Company's board of directors was approved by a vote of 98,040,535 shares voting for, 23,297,794 shares voting against, 1,521,080 shares abstaining, and 18,514,457 shares not voting.

A non-binding shareholder proposal to separate the positions of chairman of the board and chief executive officer was defeated by a vote of 17,706,946 shares voting for, 103,521,496 voting against, 1,630,967 shares abstaining, and 18,514,457 shares not voting.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3 (ii) 10	Amended and Restated Bye-Laws, dated June30, 2004. Filed herewith. Amended and Restated Incentive Stock Plan of 1998, dated June 30, 2004. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K	A Current Report on Form 8-K (Item 9) dated July 22, 2004, reporting the filing of exhibit 99.1- Press Release of Ingersoll-Rand Company Limited.

A Current Report on Form 8-K (Item 9) dated June 3, 2004, reporting the filing of exhibit 99 - Press Release of Ingersoll-Rand Company Limited reiterating its Earnings Guidance for the 2004 Second Quarter and Full Year.

INGERSOLL-RAND COMPANY LIMITED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: August 3, 2004                                                   /s/ Timothy R. McLevish
                                                                                    Timothy R. McLevish, Senior Vice President
                                                                                    and Chief Financial Officer

                                                                                    Principal Financial Officer

Date: August 3, 2004                                                    /s/ Richard W. Randall
                                                                                    Richard W. Randall, Vice President and
                                                                                    Controller

                                                                                    Principal Accounting Officer