Form 10-Q
period 2004-09-30
INGERSOLL RAND CO LTD
filed 2004-11-09
CIK 1160497

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[	X	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 1-985

INGERSOLL-RAND COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	75-2993910 (I.R.S. Employer Identification No.)
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

The number of Class A common shares outstanding as of October 29, 2004 was 172,214,848.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Income Statement for the three and nine months ended
September 30, 2004 and 2003

Condensed Consolidated Balance Sheet at September 30, 2004 and December 31,
2003

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003

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

SIGNATURES

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT

	Three months ended		Nine months ended
	September 30,		September 30,

In millions, except per share amounts	2004	2003	2004	2003

Net revenues	$ 2,368.0	$ 2,064.0	$ 6,934.6	$ 6,002.3
Cost of goods sold	1,738.8	1,523.7	5,076.3	4,474.7
Selling and administrative expenses	351.0	329.4	1,035.9	968.4
Restructuring reversals	-	(1.9)	-	(1.9)

Operating income	278.2	212.8	822.4	561.1
Interest expense	(35.7)	(42.1)	(116.1)	(135.7)
Other income (expense), net	5.1	(3.9)	0.2	(4.8)

Earnings before income taxes	247.6	166.8	706.5	420.6
Provision for income taxes	42.0	21.6	99.0	50.4

Earnings from continuing operations	205.6	145.2	607.5	370.2
Discontinued operations, net of tax	32.2	9.4	96.0	76.9

Net earnings	$ 237.8	$ 154.6	$ 703.5	$ 447.1

Basic earnings per common share:
Earnings from continuing operations	$ 1.19	$ 0.85	$ 3.50	$ 2.18
Discontinued operations, net of tax	0.18	0.05	0.55	0.45

Net earnings	$ 1.37	$ 0.90	$ 4.05	$ 2.63

Diluted earnings per common share:
Earnings from continuing operations	$ 1.18	$ 0.83	$ 3.46	$ 2.15
Discontinued operations, net of tax	0.18	0.05	0.54	0.45

Net earnings	$ 1.36	$ 0.88	$ 4.00	$ 2.60

Dividends per common share	$ 0.25	$ 0.19	$ 0.63	$ 0.53

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET

In millions	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$ 440.7	$ 417.2
Accounts and notes receivable, net	1,577.8	1,403.0
Inventories	1,026.5	858.0
Prepaid expenses and deferred income taxes	285.7	286.8
Assets held for sale	850.5	1,051.6

Total current assets	4,181.2	4,016.6

Property, plant and equipment, net	997.1	1,066.0
Goodwill	4,154.2	4,162.6
Intangible assets, net	617.6	632.0
Other assets	819.6	787.7

Total assets	$ 10,769.7	$ 10,664.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 658.8	$ 620.3
Accrued expenses and other current liabilities	1,251.6	1,282.4
Loans payable	621.7	797.0
Liabilities held for sale	350.9	438.9

Total current liabilities	2,883.0	3,138.6

Long-term debt	1,356.4	1,518.4
Postemployment and other benefit liabilities	1,074.8	1,071.1
Other noncurrent liabilities	536.5	443.5

Total liabilities	5,850.7	6,171.6

Shareholders' equity:
Class A common shares	176.7	174.5
Other shareholders' equity	5,004.8	4,589.3
Accumulated other comprehensive income	(262.5)	(270.5)

Total shareholders' equity	4,919.0	4,493.3

Total liabilities and shareholders' equity	$ 10,769.7	$ 10,664.9

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,

In millions	2004	2003

Cash flows from operating activities:
Earnings from continuing operations	$ 607.5	$ 370.2
Adjustments to arrive at net cash used in operating activities:
Depreciation and amortization	127.1	128.3
Restructure of operations	-	(1.9)
Changes in other assets and liabilities, net	(288.1)	(450.9)
Other, net	39.5	(3.6)

Net cash provided by operating activities	486.0	42.1

Cash flows from investing activities:
Capital expenditures	(65.2)	(68.4)
Acquisitions, net of cash	(28.6)	(19.6)
Proceeds from business disposition	226.2	740.4
Proceeds from sale of property, plant and equipment	41.5	31.2
Other, net	1.6	(5.0)

Net cash provided by investing activities	175.5	678.6

Cash flows from financing activities:
Decrease in short-term borrowings	(23.7)	(124.0)
Proceeds from long-term debt	2.4	1.2
Payments of long-term debt	(318.5)	(743.9)

Net change in debt	(339.8)	(866.7)
Dividends paid	(109.4)	(90.2)
Purchase of treasury shares	(282.6)	-
Proceeds from exercise of stock options	98.5	143.4

Net cash used in financing activities	(633.3)	(813.5)

Net cash provided by (used in) discontinued operations	15.3	(23.0)

Effect of exchange rate changes on cash and cash equivalents	3.8	4.4

Effect of change in fiscal year end of business	(23.8)	-

Net increase (decrease) in cash and cash equivalents	23.5	(111.4)
Cash and cash equivalents - beginning of period	417.2	284.4

Cash and cash equivalents - end of period	$ 440.7	$ 173.0

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial statements at September 30, 2004 and for the quarter and nine-month period ended September 30, 2004.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2003.  The accompanying condensed consolidated financial statements restate the three and nine months ended September 30, 2003, and the December 31, 2003 amounts previously presented in order to report the Company's Drilling Solutions business unit (Drilling Solutions) and Dresser-Rand business unit (Dresser-Rand) as discontinued operations.

The accompanying condensed consolidated financial statements include the results of Hussmann International, Inc. (Hussmann) and its majority-owned subsidiaries.  Since the 2000 acquisition, all Hussmann operations were included in the consolidated financial statements on a 15-day lag basis for U.S. operations and a one-month lag basis for all non-U.S. operations.  Due to process improvements, the 15-day and one-month lags were eliminated as of the beginning of fiscal year 2004 for Hussmann and its majority-owned subsidiaries.  The resulting net loss of $16.4 million was recorded directly to retained earnings during the first quarter of 2004.

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

	Three months		Nine months
	ended September 30,		ended September 30,

In millions, except per share amounts	2004	2003	2004	2003

Net earnings, as reported	$ 237.8	$ 154.6	$ 703.5	$ 447.1
Add: Stock-based employee compensation
expense included in reported net
income, net of tax	2.5	8.4	13.5	15.6
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	9.3	14.8	33.3	35.5

Pro forma net earnings	$ 231.0	$ 148.2	$ 683.7	$ 427.2

Basic earnings per share:
As reported	$ 1.37	$ 0.90	$ 4.05	$ 2.63
Pro forma	1.33	0.86	3.94	2.51

Diluted earnings per share:
As reported	$ 1.36	$ 0.88	$ 4.00	$ 2.60
Pro forma	1.32	0.85	3.88	2.49

Note 3- On August 25, 2004 the Company agreed to sell Dresser-Rand to a fund managed by First Reserve Corporation, a private-equity firm, for cash of approximately $1.2 billion. The sale was completed on October 29, 2004.  Dresser-Rand is now shown as discontinued operations, net of tax, for all periods.  Dresser-Rand is engaged in the design, manufacture, sale, and service of gas compressors, gas and steam turbines, and generators. Dresser-Rand had 2003 revenues of approximately $1.3 billion and employed approximately 4,500 people and has manufacturing and service facilities worldwide.

On February 19, 2004, the Company agreed to sell Drilling Solutions, to Atlas Copco AB, for approximately $225 million.  The sale of the U.S. and most international operations was completed on June 30, 2004.  The sale of Drilling Solutions assets held by Ingersoll-Rand (India) Limited, was subject to approval by the Indian company's shareholders, and was completed in the third quarter of 2004.  Drilling Solutions, which was previously included in the Company's Infrastructure Segment, is shown as discontinued operations, net of tax, for all periods.  The Company realized an after-tax gain of $40.0 million on the disposition, which is included in "Discontinued operations, net of tax" for the nine-month period ended September 2004.  The gain is subject to working capital and other final purchase price adjustments.  Drilling Solutions manufactures drilling equipment and accessories for the worldwide construction, mining, quarrying, and water-well drilling industries.  Drilling Solutions had 2003 revenues of approximately $300 million and employed approximately 950 people.

During 2003, the Company sold three businesses.  Effective February 16, 2003, the Company sold its Engineered Solutions Business (Engineered Solutions) to The Timken Company (Timken).  For the year ended December 31, 2003, the Company recognized an after-tax gain of $58.2 million on the disposition, which was included in "Discontinued operations, net of tax."  The gain was subject to working capital and other final purchase price adjustments that were resolved during the third quarter of 2004, which resulted in recording an additional gain of $19.2 million, net of tax in the third quarter of 2004.  During the first quarter of 2004, the Company received pre-tax payments of approximately $31.5 million for claims filed under the Continued Dumping and Subsidy Offset Act of 2000 on behalf of a subsidiary included in Engineered Solutions.  These payments have been included in "Discontinued operations, net of tax."  The antidumping duty is levied when the U.S. Department of Commerce determines that imported products are being sold in the United States at less than fair value causing material injury to a United States industry.

Also during 2003, the Company sold its Laidlaw business unit, previously included as part of the Company's Security and Safety Segment.  The Company recorded an after-tax loss of $7.6 million on the disposition, which was included in "Discontinued operations, net of tax" for the year ended December 31, 2003.  Also in 2003, the Company sold its Waterjet business unit for approximately $46.5 million.  The Company recognized an after-tax gain of $18.2 million (subject to a working capital adjustment) on the disposition, which was included in "Discontinued operations, net of tax" for the year ended December 31, 2003.  During the first quarter of 2004, the working capital adjustment was finalized, which resulted in an additional $0.4 million of after-tax gain being recorded.

Discontinued operations also include costs related to Ingersoll-Dresser Pump Company (IDP), which was sold in 2000.  These include retained employee benefits and product liability costs, primarily related to asbestos claims.

Net revenues and pretax earnings (loss) for discontinued operations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2004	2003	2004	2003

Net revenues	$ 220.7	$ 472.7	$ 813.0	$ 1,403.2
Pretax earnings (loss)	11.0	(4.4)	53.0	18.1

Total results from discontinued operations for the three months ended September 30, 2004 and 2003 were $32.2 million (net of $14.3 million of tax expense) and $9.4 million (net of $5.5 million of tax expense), respectively.  For the nine months ended September 30, 2004 and 2003, the total results from discontinued operations were $96.0 million (net of $57.1 million of tax expense) and $76.9 million (net of $78.7 million of tax expense), respectively.

The assets and liabilities of discontinued operations included in "Assets held for sale" and "Liabilities held for sale" represent the assets and liabilities of Dresser-Rand for all periods presented, and Drilling Solutions as of December 31, 2003, and are as follows:

In millions	September 30, 2004	December 31, 2003

Assets
Current assets	$ 445.0	$ 573.5
Property, plant and equipment, net	93.9	147.1
Goodwill, net	24.7	25.4
Intangible assets, net	246.2	250.9
Other assets and deferred income taxes	40.7	54.7

Assets held for sale	$ 850.5	$ 1,051.6

Liabilities
Current liabilities	$ 281.4	$ 353.3
Other noncurrent liabilities	69.5	85.6

Liabilities held for sale	$ 350.9	$ 438.9

Note 4 - Inventories are stated at cost, which is not in excess of market.  Most U.S. manufactured inventories are valued on the last-in, first-out (LIFO) method.  The major exception to this is in the Climate Control Segment, where U.S. manufactured inventories are valued on the first-in, first-out (FIFO) method.  All other inventories are valued using the FIFO method.  The composition of inventories is as follows:

In millions	September 30, 2004	December 31, 2003

Raw materials and supplies	$ 268.1	$ 224.3
Work-in-process	203.5	148.2
Finished goods	636.2	554.9

	1,107.8	927.4
Less - LIFO reserve	81.3	69.4

Total	$ 1,026.5	$ 858.0

Note 5 - The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, is as follows:

	Climate	Industrial		Security
In millions	Control	Solutions	Infrastructure	and Safety	Total

Balance at December 31, 2003	$ 2,577.6	$ 112.2	$ 901.6	$ 571.2	$ 4,162.6
Dispositions	(0.6)	-	-	-	(0.6)
Translation and adjustments*	(8.9)	4.0	(3.0)	0.1	(7.8)

Balance at September 30, 2004	$ 2,568.1	$ 116.2	$ 898.6	$ 571.3	$ 4,154.2

* Represents adjustments as a result of final allocations of purchase price.

The following table sets forth the gross amount and accumulated amortization of the Company's intangible assets:

	September 30, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization

Customer relationships	$ 384.9	$ 42.1	$ 384.9	$ 34.4
Software	135.0	52.0	121.1	35.1
Trademarks	7.1	6.5	7.1	6.2
Other	64.0	33.2	66.7	32.5

Total amortizable intangible assets	591.0	133.8	579.8	108.2
Total indefinite lived intangible assets - trademarks	160.4	-	160.4	-

Total	$ 751.4	$ 133.8	$ 740.2	$108.2

Intangible asset amortization expense for the three months ended September 30, 2004 and 2003 was $11.2 million and $8.0 million, respectively.  Intangible asset amortization expense for the nine months ended September 30, 2004 and 2003 was $27.9 million and $26.9 million, respectively.  Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $38.2 million in 2005, $37.5 million in 2006, $24.3 million in 2007, $19.6 million in 2008, and $16.0 million in 2009.

During the nine months ended September 30, 2004, the Company recorded software additions in the amount of  $14.2 million, with an amortization period of five years.

Note 6 - Information on basic and diluted shares is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2004	2003	2004	2003

Weighted-average number of basic shares	173.1	171.6	173.6	170.3
Shares issuable under incentive stock plans	1.9	3.2	2.2	1.5

Weighted-average number of diluted shares	175.0	174.8	175.8	171.8

Diluted earnings per share computations for the nine months ended September 30, 2004 and 2003 excluded the weighted-average effect of the assumed exercise of approximately 0.1 million and 1.3 million shares issuable under stock benefit plans, respectively.  Excluded for the three months ended September 30, 2003 were 2.9 million shares and for the three months ended September 30, 2004 there were no shares excluded.  These shares were excluded because the effect on the computation of earnings per share would be anti-dilutive.

Note 7 - The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2004	2003	2004	2003

Net earnings	$ 237.8	$154.6	$ 703.5	$ 447.1
Other comprehensive income:
Foreign currency translation adjustment	26.3	(7.0)	0.2	171.5
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax	(4.4)	1.7	7.8	(12.9)
Unrealized (loss) gain on marketable securities,
net of tax	-	(12.7)	-	2.4
Minimum pension liability adjustment, net of tax	-	-	-	(57.6)

Comprehensive income	$ 259.7	$136.6	$ 711.5	$ 550.5

Included in accumulated other comprehensive income at September 30, 2004, is $7.6 million related to the fair value of derivatives qualifying as cash flow hedges, of which $8.0 million of expense is expected to be reclassified to earnings over the twelve-month period ending September 30, 2005.  The actual amounts that will be reclassified to earnings over the next 12 months may vary from this amount as a result of changes in market conditions.  Additionally, $0.4 million, related to an interest rate swap used as a cash flow hedge of the forecasted issuance of debt, will be reclassified to earnings between October 1, 2004 and May 15, 2006.  No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.  At September 30, 2004, the maximum term of derivative instruments that hedge forecasted transactions for foreign currency hedges was 12 months.  At September 30, 2004, the maximum term of derivative instruments that hedge forecasted transactions for commodity hedges was three months.

In connection with the sale of Engineered Solutions to Timken, the Company received approximately 9.4 million shares of Timken common stock valued at $140 million at the time of sale.  For the three and nine months ended September 30, 2003, the Company recorded an unrealized loss of $12.7 million, net of tax, and an unrealized gain of $2.4 million, net of tax, respectively, on the change in price of the Timken shares.  In October of 2003, the Company sold all of the Timken shares resulting in pre-tax proceeds of approximately $147.6 million.

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

In assessing its potential asbestos liability, the Company bases its estimates on current laws, an assessment of the nature of current claims, its claims settlement experience and insurance coverage.  All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the nine months ended September 30, 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $12.3 million as compared to $13.1 million for the nine months ended September 30, 2003.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them.

The Company sells product on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $8.9 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability.  Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

Beginning in 2005, the Company could be required, based on the attainment of certain operating results, to purchase a majority interest in a joint venture.  Currently, the Company estimates the target purchase price for the remaining 70% equity interest to be approximately $240 million, plus the assumption of approximately $200 million of debt.  However, this price is contingent upon the future operating performance of the joint venture.  The Company continues to evaluate the advisability of accelerating the acquisition if terms and conditions are favorable to the Company.

The Company has remained contingently liable for approximately $31.2 million relating to performance bonds associated with prior sale of products of IDP, which the Company divested in 2000.  The acquirer of IDP is the primary obligor under these performance bonds.  However, should the acquirer default under these arrangements the Company would be required to satisfy these financial obligations.  The Company estimates that $1.7 million of the obligation will expire during 2004.  The remainder extends through 2008.

The Company is contingently liable for customs duties in certain non-U.S. countries, which totaled $3.2 million at September 30, 2004.  These amounts are not accrued as the Company intends on exporting the product to another country for final sale.

In connection with the disposition of certain businesses and facilities, the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition.  Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for the nine months ended September 30, 2004:

In millions	2004

Beginning balance	$ 160.3
Reductions for payments	(63.1)
Accruals for warranties issued during the period	83.3
Changes to accruals related to preexisting warranties	(1.2)
Translation	3.0

Ending balance	$ 182.3

Note 9 - The Company sponsors several postretirement plans that cover certain eligible employees.  These plans provide for health care benefits, and in some instances, life insurance benefits.  Postretirement health plans generally are contributory and contributions are adjusted annually.  Life insurance plans for retirees are primarily noncontributory.  The Company funds the postretirement benefit cost principally on a pay-as-you-go basis.  The components of net periodic postretirement benefits cost for the three and nine months ended September 30, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2004	2003	2004	2003

Service cost	$ 2.6	$ 2.9	$ 7.9	$ 8.8
Interest cost	13.9	15.1	42.9	45.3
Net amortization and deferral losses	2.2	0.7	8.1	2.1

Net periodic postretirement benefit cost	18.7	18.7	58.9	56.2
Curtailment gain	-	-	-	(6.9)

Net postretirement benefit expense	$ 18.7	$ 18.7	$ 58.9	$ 49.3

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted.  The Act introduced a government provided subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.  The Company adopted FASB Staff Position 106-2 as of April 1, 2004.  The Company and its actuarial advisors determined that most benefits provided by the plan were at least actuarially equivalent to Medicare Part D.  The Company remeasured the accumulated postretirement benefit obligation effects of the Act as of April 1, 2004.  The effect of the federal subsidy to which the Company is entitled has been accounted for as an actuarial gain of $68.2 million.  The subsidy will have the effect of reducing postretirement benefit expense for 2004 by $7.9 million.  The components of the reduction in expense were a decrease in the amortization of the actuarial loss of $4.6 million, a reduction in service cost of $0.2 million and a reduction in the interest cost on the benefit obligation of $3.1 million.  Approximately $2.6 million was recorded in the second and third quarters of 2004 as a reduction in net postretirement benefit expense.  Net postretirement benefit expense for the fourth quarter of 2004 will include a similar reduction in expense due to the effects of the Act.

The assumptions used for 2004 expense are a discount rate and health care cost trend rate of 6.00% and 11.00%, respectively.  The assumptions used for the first quarter of 2004 were determined to be appropriate as of April 1, 2004 when the postretirement plan was remeasured to reflect the federal subsidy.  In 2003, the postretirement plan was remeasured as of the date of sale of Engineered Solutions and the discount rate used was decreased from 6.75% to 6.50%, while the health care cost trend rate remained at 11.00% for 2003.  The curtailment gain in 2003 relates to the sale of Engineered Solutions in February 2003.

Note 10 - The Company has noncontributory pension plans covering substantially all U.S. employees.  In addition, certain non-U.S. employees in other countries are covered by pension plans.  The Company's pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula.  The Company's U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula.  Non-U.S. plans provide benefits based on earnings and years of service.  In addition, the Company maintains other supplemental benefit plans for officers and other key employees.  The components of the Company's net pension cost for the three and nine months ended September 30, include the following:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2004	2003	2004	2003

Service cost	$ 10.3	$ 10.2	$ 36.6	$ 35.0
Interest cost	44.0	43.5	133.9	130.7
Expected return on plan assets	(56.2)	(46.3)	(168.1)	(132.8)
Net amortization of unrecognized:
Prior service cost	2.3	2.0	6.6	5.9
Transition amount	0.3	0.2	0.7	0.6
Plan net losses	5.3	8.1	16.2	24.2

Net pension cost	6.0	17.7	25.9	63.6
Curtailment/settlement losses/(gains)	-	0.8	0.6	(10.3)

Net pension cost after curtailments/settlements	$ 6.0	$ 18.5	$ 26.5	$ 53.3

A curtailment loss was recorded in the second quarter of 2004 relating to the sale of Drilling Solutions in one of its non-U.S. locations.  Curtailment and settlement gains were recorded in the first quarter of 2003 relating to the sale of Engineered Solutions.

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

The Engineered Solutions employees participated in the largest U.S. pension plan and a remeasurement of that plan was required as of the sale date.  Prior to the remeasurement date in February 2003, the discount rate used for all plans was 6.75%.  Upon remeasurement, the Company's largest plan used a 6.50% discount rate.  The rate of compensation increase and the expected rate of return on plan assets used to calculate pension expense for U.S. plans for 2003 were 4.00% and 8.75%, respectively.  The net periodic pension cost for non-U.S. plans for 2003 was based on the benefit obligation assumptions used at December 31, 2002.

The Company made a discretionary contribution of $40.0 million to its pension plans in the nine months ended September 30, 2004, as well as  $20.0 million in required employer contributions.

Note 11 - A summary of operations by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

In millions	2004	2003	2004	2003

Net revenues
Climate Control	$ 694.4	$ 683.8	$ 2,059.2	$ 1,896.9
Industrial Solutions	398.7	348.1	1,130.0	1,002.4
Infrastructure	811.5	614.7	2,424.7	1,929.8
Security and Safety	463.4	417.4	1,320.7	1,173.2

Total	$ 2,368.0	$ 2,064.0	$ 6,934.6	$ 6,002.3

Operating income
Climate Control	$ 78.6	$ 67.0	$ 228.0	$ 147.4
Industrial Solutions	46.4	26.3	123.6	65.8
Infrastructure	99.4	59.3	326.8	217.8
Security and Safety	76.4	88.5	211.2	226.7
Unallocated corporate expense	(22.6)	(28.3)	(67.2)	(96.6)

Total	$ 278.2	$ 212.8	$ 822.4	$ 561.1

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

IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries.  The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey.  The Class B common shares are non-voting and pay dividends comparable to the Class A common shares.  In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in "Other Subsidiaries" below.  Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting.  Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends.

Condensed Consolidating Income Statement
For the three months ended September 30, 2004
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$ -	$ 364.8	$ 2,003.2	$ -	$ 2,368.0
Cost of goods sold	-	282.4	1,456.4	-	1,738.8
Selling and administrative expenses	-	82.9	268.1	-	351.0

Operating income	-	(0.5)	278.7	-	278.2
Equity earnings in affiliates (net of tax)	240.5	170.8	84.9	(496.2)	-
Interest expense	-	(28.5)	(7.2)	-	(35.7)
Intercompany interest and fees	(2.2)	(99.4)	101.6	-	-
Other income (expense), net	(0.5)	26.9	(21.3)	-	5.1

Earnings before income taxes	237.8	69.3	436.7	(496.2)	247.6
(Benefit) provision for income taxes	-	(22.7)	64.7	-	42.0

Earnings (loss) from continuing operations	237.8	92.0	372.0	(496.2)	205.6
Discontinued operations, net of tax	-	(7.3)	39.5	-	32.2

Net earnings	$ 237.8	$ 84.7	$ 411.5	$ (496.2)	$ 237.8

Condensed Consolidating Income Statement
For the three months ended September 30, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$ -	$ 286.4	$ 1,777.6	$ -	$ 2,064.0
Cost of goods sold	-	223.9	1,299.8	-	1,523.7
Selling and administrative expenses	-	87.2	242.2	-	329.4
Restructuring reversals	-	-	(1.9)	-	(1.9)

Operating income	-	(24.7)	237.5	-	212.8
Equity earnings in affiliates (net of tax)	155.6	75.8	11.1	(242.5)	-
Interest expense	-	(33.8)	(8.3)	-	(42.1)
Intercompany interest and fees	(1.3)	(101.5)	102.8	-	-
Other income (expense), net	0.3	26.5	(30.7)	-	(3.9)

Earnings before income taxes	154.6	(57.7)	312.4	(242.5)	166.8
(Benefit) provision for income taxes	-	(65.2)	86.8	-	21.6

Earnings (loss) from continuing operations	154.6	7.5	225.6	(242.5)	145.2
Discontinued operations, net of tax	-	28.2	(0.9)	(17.9)	9.4

Net earnings	$ 154.6	$ 35.7	$ 224.7	$ (260.4)	$ 154.6

Condensed Consolidating Income Statement
For the nine months ended September 30, 2004
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$ -	$ 1,027.4	$ 5,907.2	$ -	$ 6,934.6
Cost of goods sold	-	803.3	4,273.0	-	5,076.3
Selling and administrative expenses	0.1	245.5	790.3	-	1,035.9

Operating income	(0.1)	(21.4)	843.9	-	822.4
Equity earnings in affiliates (net of tax)	711.5	459.7	251.8	(1,423.0)	-
Interest expense	(0.2)	(93.4)	(22.5)	-	(116.1)
Intercompany interest and fees	(4.8)	(281.6)	286.4	-	-
Other income (expense), net	(2.9)	62.9	(59.8)	-	0.2

Earnings before income taxes	703.5	126.2	1,299.8	(1,423.0)	706.5
(Benefit) provision for income taxes	-	(112.6)	211.6	-	99.0

Earnings (loss) from continuing operations	703.5	238.8	1,088.2	(1,423.0)	607.5
Discontinued operations, net of tax	-	12.9	83.1	-	96.0

Net earnings	$ 703.5	$ 251.7	$ 1,171.3	$ (1,423.0)	$ 703.5

Condensed Consolidating Income Statement
For the nine months ended September 30, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$ -	$ 843.1	$ 5,159.2	$ -	$ 6,002.3
Cost of goods sold	-	681.4	3,793.3	-	4,474.7
Selling and administrative expenses	-	252.2	716.2	-	968.4
Restructuring reversals	-	-	(1.9)	-	(1.9)

Operating income	-	(90.5)	651.6	-	561.1
Equity earnings in affiliates (net of tax)	451.1	282.7	(21.7)	(712.1)	-
Interest expense	-	(109.6)	(26.1)	-	(135.7)
Intercompany interest and fees	(4.1)	(318.6)	322.7	-	-
Other income (expense), net	0.1	2.6	(7.5)	-	(4.8)

Earnings before income taxes	447.1	(233.4)	919.0	(712.1)	420.6
(Benefit) provision for income taxes	-	(203.2)	253.6	-	50.4

Earnings (loss) from continuing operations	447.1	(30.2)	665.4	(712.1)	370.2
Discontinued operations, net of tax	-	111.3	7.0	(41.4)	76.9

Net earnings	$ 447.1	$ 81.1	$ 672.4	$ (753.5)	$ 447.1

Condensed Consolidating Balance Sheet
September 30, 2004

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ 6.4	$ 179.3	$ 255.0	$ -	$ 440.7
Accounts and notes receivable, net	1.5	273.3	1,303.0	-	1,577.8
Inventories, net	-	141.8	884.7	-	1,026.5
Prepaid expenses and deferred income taxes	0.2	91.5	194.0	-	285.7
Assets held for sale	-	-	850.5	-	850.5
Accounts and notes receivable affiliates	15.2	-	12,637.8	(12,653.0)	-

Total current assets	23.3	685.9	16,125.0	(12,653.0)	4,181.2

Investment in affiliates	5,307.2	11,612.2	15,056.2	(31,975.6)	-
Property, plant and equipment, net	-	230.9	766.2	-	997.1
Intangible assets, net	-	155.1	4,616.7	-	4,771.8
Other assets	-	193.1	626.5	-	819.6

Total assets	$ 5,330.5	$ 12,877.2	$ 37,190.6	$ (44,628.6)	$ 10,769.7

Current liabilities:
Accounts payable and accruals	$ 4.4	$ 115.1	$ 1,790.9	$ -	$ 1,910.4
Loans payable	-	559.4	62.3	-	621.7
Liabilities held for sale	-	-	350.9	-	350.9
Accounts and note payable affiliates	407.1	1,324.3	10,921.6	(12,653.0)	-

Total current liabilities	411.5	1,998.8	13,125.7	(12,653.0)	2,883.0

Long-term debt	-	1,128.5	227.9	-	1,356.4
Notes payable affiliates	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	147.9	1,463.4	-	1,611.3

Total liabilities	411.5	6,922.6	14,817.0	(16,300.4)	5,850.7

Shareholders' equity:
Class A common shares	176.7	-	-	-	176.7
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,552.4	6,800.9	24,495.4	(35,843.9)	5,004.8
Accumulated other comprehensive income	59.0	(383.2)	56.5	5.2	(262.5)

	9,923.4	6,417.7	26,914.7	(38,336.8)	4,919.0
Less: Contra account	(5,004.4)	(463.1)	(4,541.1)	10,008.6	-

Total shareholders' equity	4,919.0	5,954.6	22,373.6	(28,328.2)	4,919.0

Total liabilities and equity	$ 5,330.5	$ 12,877.2	$ 37,190.6	$ (44,628.6)	$ 10,769.7

Condensed Consolidating Balance Sheet
December 31, 2003

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$ 160.5	$ 104.1	$ 152.6	$ -	$ 417.2
Accounts and notes receivable, net	3.4	221.4	1,178.2	-	1,403.0
Inventories, net	-	106.6	751.4	-	858.0
Prepaid expenses and deferred income taxes	0.2	132.1	154.5	-	286.8
Assets held for sale	-	69.5	982.1	-	1,051.6
Accounts and notes receivable affiliates	(0.4)	-	9,062.5	(9,062.1)	-

Total current assets	163.7	633.7	12,281.3	(9,062.1)	4,016.6

Investment in affiliates	4,777.2	9,917.3	15,651.2	(30,345.7)	-
Property, plant and equipment, net	-	229.3	836.7	-	1,066.0
Intangible assets, net	-	160.6	4,634.0	-	4,794.6
Other assets	-	105.2	682.5	-	787.7

Total assets	$ 4,940.9	$ 11,046.1	$ 34,085.7	$ (39,407.8)	$ 10,664.9

Current liabilities:
Accounts payable and accruals	$ 4.3	$ (22.4)	$ 1,920.8	$ -	$ 1,902.7
Loans payable	-	713.2	83.8	-	797.0
Liabilities held for sale	-	11.3	427.6	-	438.9
Accounts and note payable affiliates	443.3	774.7	7,844.1	(9,062.1)	-

Total current liabilities	447.6	1,476.8	10,276.3	(9,062.1)	3,138.6

Long-term debt	-	1,290.3	228.1	-	1,518.4
Notes payable affiliates	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	207.9	1,306.7	-	1,514.6

Total liabilities	447.6	6,622.4	11,811.1	(12,709.5)	6,171.6

Shareholders' equity:
Class A common shares	174.5	-	-	-	174.5
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,221.8	5,304.9	24,454.6	(34,392.0)	4,589.3
Accumulated other comprehensive income	50.9	(410.2)	75.4	13.4	(270.5)

	9,582.5	4,894.7	26,892.8	(36,876.7)	4,493.3
Less: Contra account	(5,089.2)	(471.0)	(4,618.2)	10,178.4	-

Total shareholders' equity	4,493.3	4,423.7	22,274.6	(26,698.3)	4,493.3

Total liabilities and equity	$ 4,940.9	$ 11,046.1	$ 34,085.7	$ (39,407.8)	$ 10,664.9

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2004

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$ (58.3)	$ 207.4	$ 336.9	$ -	$ 486.0

Cash flows from investing activities:
Capital expenditures	-	(20.5)	(44.7)	-	(65.2)
Acquisitions, net of cash	-	-	(28.6)	-	(28.6)
Proceeds from business disposition	-	189.0	37.2	-	226.2
Proceeds from sale of property, plant and
equipment	-	18.2	23.3	-	41.5
Other, net	-	-	1.6	-	1.6

Net cash provided by used in investing activities	-	186.7	(11.2)	-	175.5

Cash flows from financing activities:
Net change in debt	-	(316.1)	(23.7)	-	(339.8)
Dividends (paid) received	(194.3)	7.3	77.6	-	(109.4)
Purchase of treasury shares	-	-	(282.6)	-	(282.6)
Proceeds from the exercise of stock options	98.5	-	-	-	98.5

Net cash (used in) financing activities	(95.8)	(308.8)	(228.7)	-	(633.3)

Net cash (used in) provided by discontinued operations	-	(10.1)	25.4	-	15.3

Effect of exchange rate changes on cash and
cash equivalents	-	-	3.8	-	3.8

Effect of change in fiscal year end of business	-	-	(23.8)	-	(23.8)

Net (decrease) increase in cash and cash equivalents	(154.1)	75.2	102.4	-	23.5
Cash and cash equivalents - beginning of period	160.5	104.1	152.6	-	417.2

Cash and cash equivalents - end of period	$ 6.4	$ 179.3	$ 255.0	$ -	$ 440.7

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2003

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$ (5.0)	$ 365.6	$ (318.5)	$ -	$ 42.1

Cash flows from investing activities:
Capital expenditures	-	(16.8)	(51.6)	-	(68.4)
Acquisitions, net of cash	(19.6)	-	-	-	(19.6)
Proceeds from business disposition	43.0	424.5	272.9	-	740.4
Proceeds from sale of property, plant and
equipment	-	4.2	27.0	-	31.2
Other, net	-	-	(5.0)	-	(5.0)

Net cash provided by investing activities	23.4	411.9	243.3	-	678.6

Cash flows from financing activities:
Net change in debt	-	(878.2)	11.5	-	(866.7)
Dividends (paid) received	(161.8)	6.0	65.6	-	(90.2)
Proceeds from the exercise of stock options	143.4	-	-	-	143.4

Net cash (used in) provided by financing activities	(18.4)	(872.2)	77.1	-	(813.5)

Net cash used in discontinued operations	-	(14.9)	(8.1)	-	(23.0)

Effect of exchange rate changes on cash and
cash equivalents	-	-	4.4	-	4.4

Net decrease in cash and cash equivalents	-	(109.6)	(1.8)	-	(111.4)
Cash and cash equivalents - beginning of period	-	209.0	75.4	-	284.4

Cash and cash equivalents - end of period	$ -	$ 99.4	$ 73.6	$ -	$ 173.0

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT'S DISCUSSIONS AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary and Outlook
Ingersoll-Rand Company Limited (IR or the Company) is a leading innovation and solutions provider for the major global markets of Climate Control, Industrial Solutions, Infrastructure, and Security and Safety.  The Company's diverse product portfolio encompasses such leading industrial and commercial brands as Thermo King® transport temperature control equipment, Hussmann® commercial and retail refrigeration equipment, Ingersoll-Rand® industrial and construction equipment, Bobcat® compact construction equipment, Club Car® golf cars and utility vehicles, Schlage® locks and security solutions, and Kryptonite® portable security products.  In addition, IR offers products and services under many other premium brands for customers in industrial and commercial markets.

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

The following significant events occurred during the first nine months of 2004:

-        On August 25, 2004 the Company agreed to sell its Dresser-Rand business unit (Dresser-Rand) to a fund managed by First Reserve
         Corporation, a private-equity firm, for cash proceeds of approximately $1.2 billion. The sale was completed on October 29, 2004.  Dresser-
         Rand is now shown as discontinued operations, net of tax, for all periods.  Dresser-Rand is engaged in the design, manufacture, sale, and service of gas compressors, gas and steam turbines, and generators. Dresser-Rand had 2003 revenues of approximately $1.3 billion, employed approximately 4,500 people and has manufacturing and service facilities worldwide.

-        On February 19, 2004, consistent with its business portfolio realignment, the Company agreed to sell its Drilling Solutions business unit
         (Drilling Solutions) to Atlas Copco AB, for approximately $225 million. The sale of the U.S. and most international operations was completed on June 30, 2004.  The sale of Drilling Solutions assets held by Ingersoll-Rand (India) Limited, was subject to approval by the
         Indian company's shareholders, and was completed in the third quarter of 2004.  Drilling Solutions, which was previously included in the
         Company's Infrastructure Segment, is shown as discontinued operations, net of tax, for all periods.  The Company realized an after-tax gain of $40.0 million on the disposition, which is included in "Discontinued operations, net of tax" for the nine-month period ended September 30,
         2004.  The gain is subject to working capital and other final purchase price adjustments.  Drilling Solutions manufactures drilling equipment and accessories for the worldwide construction, mining, quarrying, and water-well drilling industries. Drilling Solutions had 2003 revenues of approximately $300 million and employed approximately 950 people.

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

-        During the nine months ended September 30, 2004, the Company repurchased approximately 4.3 million Class A common shares at a cost of $282.6 million.  On August 4, 2004, the board of directors authorized the repurchase of up to 10 million shares of the company's Class A common shares.  Approximately 1.0 million of the above mentioned 4.3 million were purchased under this program.  The board of directors also authorized on August 4, 2004, an increase of the quarterly dividend rate from 19 cents to 25 cents per Class A common share.  The
         Company also decreased debt by $339.8 million during the first nine months of 2004.

-        The Company made a discretionary contribution of $40.0 million to its pension plans during the nine months ended September 30, 2004, as well as $20.0 million in required employer contributions.

All of the Company's business segments experienced revenue growth in the quarter and year to date compared to 2003, with all segments, except Climate Control, experiencing double-digit growth in each period.  The favorable effects of currency translation continued to increase revenue by approximately 2% and 3% for the three and nine month periods, respectively.  The Company has been able to increase prices and add surcharges to help offset the impact of material cost inflation.  The Company attributes the improved revenue growth to its leadership position as a proven source of innovation in worldwide markets and gains in the recurring revenue stream.

The Company continues to benefit from higher volumes and product mix, operational improvements, productivity enhancements in our worldwide operations, reduced interest expense from repayment of debt and the effects of our tax strategies.  In 2004, IR improved the strength of its balance sheet, reflected by a reduction in its debt-to-capital ratio to 28.2% at September 30, 2004 from 33.4% at December 31, 2003.

For the nine months ended September 30, 2004, Climate Control, Industrial Solutions, and Infrastructure generated improved revenues, operating income and operating margins compared to 2003.  These improvements were largely attributable to higher volumes and product mix.  Security and Safety revenues improved while operating income and operating margins declined mainly due to costs related to Kryptonite cylindrical bicycle locks, to a plant closing and the discontinuance of a product line, and to various litigation expense.

Results of Operations - Three Months Ended September 30, 2004 and 2003
Earnings from continuing operations for the third quarter of 2004 were $205.6 million, or diluted earnings per share of $1.18, compared with $145.2 million and $0.83 diluted earnings per share in the comparable quarter of 2003.

	Three months ended September 30,

Dollar amounts in millions	2004	2003

Net revenues	$ 2,368.0	$ 2,064.0
Cost of goods sold	1,738.8	1,523.7
Selling and administrative expenses	351.0	329.4
Restructuring reversals	-	(1.9)

Operating income	$ 278.2	$ 212.8

Operating margin	11.7%	10.3%

Net Revenues
Revenues for the third quarter of 2004 increased by approximately 15% over the comparable quarter of 2003.  Higher volumes and product mix accounted for approximately 11% of the increase, pricing accounted for approximately 2% of the increase, while currency translation accounted for the majority of the remainder.  Sales across all business segments were higher.  The Company continues to make progress in increasing recurring revenues, which includes revenues derived from installation, parts and service.

Cost of Goods Sold
Cost of goods sold in the third quarter of 2004 was 73.4% of revenue as compared to 73.8% in 2003.  The decrease was mainly due to improved productivity and higher volumes, which was partially offset by higher material cost and currency translation.

Selling and Administrative Expenses
Selling and administrative expenses in the third quarter of 2004 were 14.8% of revenues as compared to 16.0% in 2003.  Higher volume and productivity improvements helped to offset the impact of increased cost associated with operational improvement programs and employee benefit cost.

Operating Income
Operating income for the third quarter of 2004 increased by approximately 31%. The increase was mainly due to higher volumes, product mix, pricing, and the benefits associated with improved productivity.  These positive effects were partially offset by additional cost associated with operational improvement programs, employee benefit cost, higher material cost and continued investments by the Company in new products and solutions.

Interest Expense
Interest expense for the third quarter of 2004 was $35.7 million, a decrease of $6.4 million from the third quarter of 2003.  The decrease is primarily attributable to lower year-over-year debt levels.

Other Income (Expense), net
Other income (expense), net includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items.  Other income (expense), net totaled $5.1 million of income in the third quarter of 2004 as compared with $3.9 million of expense in 2003.  The change is primarily due to favorable foreign currency activity and increased income from equity investments in the current period.

Provision for Income Taxes
The Company's third quarter 2004 provision for income taxes was $42.0 million, as compared to $21.6 million in 2003.  The Company's effective tax rate of 17.0% is higher in the third quarter of 2004 compared to 12.9% in the third quarter of 2003.  The rate change is a result of an increase in the 2004 earnings outlook, especially in the United States.

Backlog
Incoming orders for the third quarter of 2004 totaled $2.2 billion, which was over $100 million greater than the third quarter of 2003.  The Company's backlog of orders at September 30, 2004, believed to be firm, was $1.1 billion, which is over $200 million greater than the balance at December 31, 2003.

Discontinued Operations
Discontinued operations, net of tax, for the third quarter of 2004 amounted to $32.2 million of income. This includes the results and ongoing expenses of Dresser-Rand, Drilling Solutions, Engineered Solutions and retained costs of IDP.  Dresser-Rand results were $16.6 million of income for the three-month period.  The results of Drilling Solutions include a gain of $3.1 million and continuing costs of $2.9 million.  Resolution of the final purchase price for Engineered Solutions resulted in a gain of $19.2 million and continuing costs of $3.5 million of net expenses.  The retained costs of IDP, which was sold in 2000, include employee benefits and product liability costs (primarily related to asbestos claims) of approximately $2.5 million, which were mostly offset by a $2.2 million gain on the sale of a facility.  Discontinued operations, net of tax, for the third quarter of 2003 amounted to $9.4 million of income, which includes the income of Dresser-Rand ($1.8 million), Drilling Solutions ($6.3 million) and Waterjet ($1.3 million), the loss from Laidlaw ($0.3 million),  continuing expenses of Engineered Solutions ($2.3 million) and IDP ($8.2 million), gain on sale of Waterjet ($18.2 million) and the loss on sale of Laidlaw ($7.4 million).

Results of Operations - Nine Months Ended September 30, 2004 and 2003
Earnings from continuing operations for the nine months ended September 30, 2004 were $607.5 million, or diluted earnings per share of $3.46, compared with $370.2 million and $2.15 diluted earnings per share in the comparable period of 2003.

	Nine months ended September 30,

Dollar amounts in millions	2004	2003

Net revenues	$ 6,934.6	$ 6,002.3
Cost of goods sold	5,076.3	4,474.7
Selling and administrative expenses	1,035.9	968.4
Restructuring reversals	-	(1.9)

Operating income	$ 822.4	$ 561.1

Operating margin	11.9%	9.3%

Net Revenues
Revenues for the nine months ended September 30, 2004 increased by approximately 16% over the comparable period of 2003. Higher volumes and product mix accounted for approximately 11% of the increase, pricing accounted for approximately 2% of the increase, while currency translation accounted for the majority of the remainder.  Revenues for all business segments were higher.  The Company continues to make progress in increasing recurring revenues, which includes revenues derived from installation, parts and service.

Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2004 was 73.2% of revenues as compared to 74.5% in 2003.  The decrease was mainly due to improved productivity and higher volumes, which were partially offset by higher material cost.

Selling and Administrative Expenses
Selling and administrative expenses for the nine months ended September 30, 2004 were 14.9% of revenues as compared to 16.1% in 2003.  Selling and administrative expenses were reduced by the gain on the sale of corporate real estate of approximately $13 million.  Higher volumes and productivity improvements helped to offset the impact of increased cost associated with operational improvement programs and employee benefit cost.

Operating Income
Operating income for the nine months ended September 30, 2004 increased by approximately 47%.  The increase was mainly due to higher volumes, product mix, pricing, and the benefits associated with improved productivity.  These positive effects were partially offset by additional cost associated with operational improvement programs, employee benefit cost, higher material cost and continued investments by the Company in new products and solutions.

Interest Expense
Interest expense for the nine months ended September 30, 2004 was $116.1 million, a decrease of $19.6 million compared to 2003.  The decrease is primarily attributable to lower year-over-year debt levels.

Other Income (Expense), net
Other income (expense), net, totaled $0.2 million of income for the nine months ended September 30, 2004, as compared with $4.8 million of expense in 2003. The change is primarily due to increased income from equity investments in the current period.

Provision for Income Taxes
The Company's provision for income taxes for the nine months ended September 30, 2004 was $99.0 million, as compared to $50.4 million in 2003.  The Company's effective tax rate of 14.0% is higher for the nine months ended September 30, 2004, compared to 12.0% for the nine months ended September 30, 2003, due to an increase in the 2004 earnings outlook, especially in the United States.

Discontinued Operations
Discontinued operations, net of tax, for the nine months ended September 30, 2004 amounted to $96.0 million of income. This includes the results of Dresser-Rand, Drilling Solutions, purchase price adjustments and retained costs.  Dresser-Rand results were $30.0 million of income for the nine-month period.  The results of Drilling Solutions include a gain of $40.0 million and earnings of $5.3 million. Resolution of the final purchase price for Engineered Solutions resulted in a gain of $18.8 million.  Income for Engineered Solutions was $14.5 million and included antidumping subsidy payments of $31.5 million partially offset by continuing costs.  Waterjet had continuing costs of $.6 million for the nine-month period ended September 30, 2004.  The retained costs of IDP, which was sold in 2000, include employee benefits and product liability costs (primarily related to asbestos claims) of approximately $14.2 million, which were partially offset by a $2.2 million gain on the sale of a facility.  Discontinued operations, net of tax, for the nine months ended September 30, 2003 amounted to $76.9 million of income, which includes the income of Dresser-Rand ($12.6 million), Drilling Solutions ($14.7 million), Waterjet ($4.7 million) and Engineered Solutions ($.5 million), the loss from Laidlaw ($1.2 million), continuing costs of IDP ($18.2 million), gains on sale of Engineered Solutions ($53.0 million) and Waterjet ($18.2 million) and the loss on sale of Laidlaw ($7.4 million).

Review of Business Segments

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, refrigerated display cases, beverage coolers, and walk-in storage coolers and freezers.

Climate Control revenues and operating income continue to benefit from higher volumes and favorable product mix across its international operations.  North American operations declined as stronger market conditions for its truck and trailer product lines were offset by declines in the urban bus business and lower display case shipments.  European markets for heavy truck, trailers and supermarket display cases continue to improve, while increases in Asian revenues were mainly attributable to growth in display cases.

	Three months ended		Nine months ended
	September 30,		September 30,

Dollar amounts in millions	2004	2003	2004	2003

Net revenues	$ 694.4	$ 683.8	$ 2,059.2	$ 1,896.9
Operating income	78.6	67.0	228.0	147.4
Operating margin	11.3%	9.8%	11.1%	7.8%

Climate Control revenues for the third quarter of 2004 increased by approximately 2% compared to 2003.  The increase was attributable to pricing and the effects of currency translation, each of which  increased revenue by approximately 2%.  These increases were partially offset by lower volumes and product mix.  Operating income and margins for the third quarter of 2004 also increased.  Favorable pricing increased operating income by $11.9 million.  Productivity improvements were mostly offset by higher material cost during the period.

Climate Control revenues for the nine months ended September 30, 2004 increased by approximately 9% compared to 2003. The increase was attributable to higher volumes and product mix, which accounted for approximately 4% of the increase and the effects of currency translation, which accounted for approximately 3% of the increase.  The remaining increase was primarily due to pricing.  Operating income and margins increased significantly in 2004.  Higher volumes and favorable product mix increased operating income by $45.6 million.  Pricing and the savings associated with operational improvements increased operating income by $38.1 million and $10.2 million, respectively.  These positive effects were partially offset by other expenses, such as increased costs associated with operational improvement programs.

Industrial Solutions
Industrial Solutions is composed of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency.

Industrial Solutions' revenues and operating income continued to benefit from higher volumes and favorable product mix.  These gains were most evident in the Air Solutions business and were primarily attributable to higher new product sales of complete units and increased revenues from the aftermarket business.  Revenue and operating income also increased in the Productivity Solutions business due to new products, improved industrial assembly markets and aftermarket revenue increases.

	Three months ended		Nine months ended
	September 30,		September 30,

Dollar amounts in millions	2004	2003	2004	2003

Net revenues	$ 398.7	$ 348.1	$ 1,130.0	$ 1,002.4
Operating income	46.4	26.3	123.6	65.8
Operating margin	11.6%	7.6%	10.9%	6.6%

Industrial Solutions' revenues for the third quarter of 2004 increased by approximately 15% compared to 2003.  The increase was mainly attributable to higher volumes and favorable product mix, which accounted for approximately 12% of the increase.  The remaining increase was due to effects of currency translation.  Operating income and margins for the third quarter of 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by $13.0 million, while productivity improvements of $9.8 million more than offset higher material and labor costs.

Industrial Solutions' revenues for the nine months ended September 30, 2004 increased by approximately 13% compared to 2003.  The increase was mainly attributable to higher volumes and favorable product mix, which accounted for approximately 10% of the increase.  The remaining increase was due to the effects of currency translation.  Operating income and margins for the nine months ended September 30, 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by $31.9 million, while productivity improvements of $29.0 million more than offset higher material and labor costs.

Infrastructure
Infrastructure is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, electric and gasoline powered golf and utility vehicles, portable compressors and light towers, and road construction and repair equipment.  Infrastructure is comprised of Bobcat, Club Car, Utility Equipment, and Road Development business units.  This Segment previously included Drilling Solutions, whose results are now included in "Discontinued operations, net of tax."

Infrastructure revenues and operating income increases were led by improvements in all businesses.  Bobcat revenues and operating income continue to improve due to new product introductions, strong North American markets, and higher attachment shipments.  Road Development revenues continue to increase substantially as a result of improved North American and European markets.  Road Development operating income and margins continue to improve reflecting higher volumes and the effect of plant consolidations in the paving business, partially offset by higher material cost.  Club Car revenue increased due to increased market share in the North American golf market, improved pricing on new products and higher parts shipments.

	Three months ended		Nine months ended
	September 30,		September 30,

Dollar amounts in millions	2004	2003	2004	2003

Net revenues	$ 811.5	$ 614.7	$ 2,424.7	$ 1,929.8
Operating income	99.4	59.3	326.8	217.8
Operating margin	12.2%	9.6%	13.5%	11.3%

Infrastructure revenues for the third quarter of 2004 increased by approximately 32% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 26% of the increase.  The remaining increase was due to pricing and the effects of currency translation, which  accounted for approximately 3% and 2% of the increase, respectively.  Operating income and margins for the third quarter of 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by$47.1 million during the quarter.  Additionally, the effects of favorable pricing increased operating income by $15.7 million.  These positive effects were partially offset by other items such as increased employee benefit cost, as well as increased investment in certain business unit initiatives and higher material cost.

Infrastructure revenues for the nine months ended September 30, 2004 increased by approximately 26% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 21% of the increase.  The remaining increase was due to the effects of currency translation and pricing, which accounted for approximately 3% and 2% of the increase, respectively.  Operating income and margins for the third quarter of 2004 also increased significantly.  Higher volumes and favorable product mix increased operating income by approximately $123.3 million during the quarter.  Additionally, pricing and the effects of currency translation had a positive impact.  These positive effects were partially offset by other items such as increased employee benefit cost, as well as increased investment in certain business unit initiatives and higher material cost.

Security and Safety
Security and Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, electronic and biometric access control systems, and time and attendance systems.

Security and Safety continues to benefit from the improvement in the traditional hardware business in both the residential and commercial markets, while strong electronic access-control and integrated security solutions results are attributable to growing market demand.   Investment in electronic access-control products and the launch of a maritime security market program also continued.

	Three months ended		Nine months ended
	September 30,		September 30,

Dollar amounts in millions	2004	2003	2004	2003

Net revenues	$ 463.4	$ 417.4	$ 1,320.7	$ 1,173.2
Operating income	76.4	88.5	211.2	226.7
Operating margin	16.5%	21.2%	16.0%	19.3%

Security and Safety revenues for the third quarter of 2004 increased by approximately 11% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 9% of the increase.  The remaining increase was primarily due to the effects of currency translation and pricing.  Operating income and margins were negatively impacted by costs of approximately $10.0 million related to Kryptonite cylindrical bicycle locks and increased investment in certain business unit initiatives.  These expenses more than offset the benefits of higher pricing, which increased operating income by $10.5 million.

Security and Safety revenues for the nine months ended September 30, 2004 increased by approximately 13% compared to 2003.  The increase was mainly attributable to higher volumes, which accounted for approximately 10% of the increase.  The remaining increase was primarily due to the effects of currency translation and pricing.  Operating income and margins were negatively impacted by costs of approximately $10.0 million related to Kryptonite cylindrical bicycle locks, by a plant closing and the discontinuance of a plumbing fixture product line of $7.9 million, by litigation expense of $11.0 million, and increased investment in certain business unit initiatives.  These expenses more than offset the benefits of improved pricing and higher volumes and product mix, which increased operating income by $19.6 million and $13.4 million, respectively.

Liquidity and Capital Resources
The Company's primary source for liquidity has been operating cash flow.  Net cash provided by  operating activities for the nine months ended September 30, 2004 and 2003 was $486.0 million and $42.1 million, respectively.  The increase in net cash provided by operating activities in the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, is primarily attributable to higher earnings in the current year.

Net cash provided by investing activities in the nine months ended September 30, 2004 was $175.5 million compared to $678.6 million in 2003.  Proceeds from business dispositions were $514.2 million higher in the prior year.

Net cash used in financing activities in the nine months ended September 30, 2004 was $633.3 million compared to $813.5 million in 2003.  The decrease in net cash used is primarily a result of higher debt repayments in the prior year, partially offset by current year treasury share repurchases.

The Company's debt-to-total capital ratio at September 30, 2004, was 28.2%, compared with 33.4% reported at December 31, 2003.  The improvement is primarily related to the net decrease in debt of $339.8 million.  The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items.  As of September 30, 2004, the Company's debt-to-total capital ratio was significantly below this limit.

The Company's working capital was $1,298.2 million at September 30, 2004, compared to $878.0 million at December 31, 2003.

On August 4, 2004, the board of directors authorized the repurchase of up to 10 million shares of the Company's Class A common shares.  As of September 30, 2004, approximately 1 million of these shares were repurchased.  The board of directors also authorized on August 4, 2004, an increase of the quarterly dividend rate from 19 cents to 25 cents per Class A common share.

Employee Benefit Plans
Pensions
Net periodic pension cost for the three and nine months ended September 30, 2004 was $6.0 million and $25.9 million, respectively, before curtailment loss.  The sale of Drilling Solutions caused a curtailment loss of $0.6 million in the second quarter of 2004 for a non-U.S. plan.  The discount rate, rate of compensation increase and the expected rate of return on plan assets used to calculate pension expense for U. S. plans in 2004 are 6.00%, 4.00% and 8.75%, respectively.  The net periodic pension cost for non-U.S. plans for 2004 is based on the assumptions used at December 31, 2003 to calculate the pension benefit obligation.  The assumptions for the non-U.S. plan remeasured as of the sale date of Drilling Solutions remained the same due to similar economic conditions as of the last measurement date.

Net periodic pension cost for the three and nine months ended September 30, 2003 was $17.7 million and $63.6 million, respectively, before curtailment and settlement gains.  A plant closing caused a curtailment loss in the third quarter of 2003 of $0.8 million.  The sale of Engineered Solutions in February 2003 caused net pension curtailment and settlement gains of $11.1 million.  The Engineered Solutions employees participated in the largest U.S. pension plan and a remeasurement of that plan was required as of the sale date.  Prior to the remeasurement date of February 2003, the discount rate used for all plans was 6.75%.  Upon remeasurement, the Company's largest plan used a 6.50% discount rate.  The rate of compensation increase and the expected rate of return on plan assets used to calculate pension expense for U.S. plans for 2003 were 4.00% and 8.75%, respectively.  The net periodic pension cost for non-U.S. plans for 2003 was based on the assumptions used at December 31, 2002.

The Company contributed approximately $3.0 million in required employer contributions to its pension plans in the third quarter of 2004.  For the nine months ended September 30, 2004, the Company made a discretionary contribution of $40.0 million to its pension plans, as well as $20.0 million in required employer contributions.

Postretirement Benefits Other Than Pensions
Net periodic postretirement benefit cost for the three and nine months ended September 30, 2004 was  $18.7 million and $58.9 million, respectively.  In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted.  The company adopted FASB Staff Position 106-2 as of April 1, 2004.  The Company and its actuarial advisors determined that most benefits provided by the plan were at least actuarially equivalent to Medicare Part D.  The Company remeasured the accumulated postretirement benefit obligation effects of the Act as of April 1, 2004.  The effect of the federal subsidy to which the Company is entitled has been accounted for as an actuarial gain of $68.2 million.  The subsidy will have the effect of reducing postretirement benefit expense for 2004 by $7.9 million.  The components of the reduction in expense were a decrease in the amortization of the actuarial loss of $4.6 million, a reduction in service cost of $0.2 million and a reduction in the interest cost on the benefit obligation of $3.1 million.  Approximately $2.6 million was recorded in the third quarter of 2004 as a reduction in net postretirement benefit expense.  Net postretirement benefit expense for the fourth quarter of 2004 will include a similar reduction in expense due to the effects of the Act.

The assumptions used for 2004 expense include a discount rate and health care cost trend rate of 6.00% and 11.00%, respectively.  The assumptions used to remeasure the plan as of April 1, 2004 remained the same as the prior measurement date due to the existence of similar economic conditions.

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2003 was $18.7 million and $56.2 million, respectively, before curtailment gain.  A curtailment gain of $6.9 million relating to the sale of Engineered Solutions was recorded in 2003.  In February 2003, the Company remeasured its postretirement plan due to the sale of Engineered Solutions.  Prior to remeasurement, the assumption used to calculate postretirement benefits was a 6.75% discount rate. Upon remeasurement, the discount rate was decreased to 6.50% to reflect the change in market conditions.  No change was made to the health care cost trend rate at that time.

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

All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the nine months ended September 30, 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $12.3 million as compared to $13.1 for the nine months ended September 30, 2003.  The Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and the costs of defending against them, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

New Accounting Standards
In May 2004, the FASB released FASB Staff Position No. 106-2, which supersedes FASB Staff Position 106-1, entitled, Accounting and Disclosure Requirements Regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act introduced a government provided subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.  The current accounting rules require a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligations.  The Company adopted FASB Staff Position 106-2 as of April 1, 2004.   The subsidy will have the effect of reducing postretirement benefit expense for 2004 by $7.9 million.  Approximately $2.6 million was recorded in the third quarter of 2004 as a reduction in net postretirement benefit expense.

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

Changes in tax laws, treaties or regulations could adversely affect the tax consequences of the Company and its subsidiaries.  The Company's risks have been diminished by the enactment of the American Jobs Creation Act of 2004.  The Act includes a provision that denies tax benefits to companies that have reincorporated after March 4, 2003.  The Company completed its reincorporation on December 31, 2001; therefore, its transaction is grandfathered by the Act.

Certain federal and state legislation could reduce or eliminate the ability of the Company or its subsidiaries to enter into contracts with governmental authorities.  The Homeland Security Appropriations Act, signed into law October 18, 2004, includes a provision that prohibits reincorporated companies from entering into contracts with the Department of Homeland Security for funds available under the Act.  The impact of the provision is still unclear.  Similar language could be adopted in future legislation and at the state level.

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

As a result, it may be difficult for a holder of the Company's securities to effect service of process within the United States or to enforce judgments obtained against the Company in U.S. courts.  The Company has irrevocably agreed that it may be served with process with respect to actions based on offers and sales of securities made in the United States by having Ingersoll-Rand Company, 155 Chestnut Ridge Road, Montvale, New Jersey 07645, be its U.S. agent appointed for that purpose.

A Bermuda court may impose civil liability on the Company or its directors or officers in a suit brought in the Supreme Court of Bermuda against the Company or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Bermuda law.

Item 4 - Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the nine months ended September 30, 2004, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls during the quarter.

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

By letter dated September 3, 2004, the Michigan Department of Environmental Quality ("DEQ") assessed a stipulated penalty of $418,750 against the Company for an alleged violation of a DEQ Administrative Order of Consent ("AOC").  The AOC governs the Company's environmental investigation and cleanup obligations related to the McCoy Creek Industrial Park, Buchanan, Michigan.  The Company believes it has valid defenses against the penalty and is seeking to resolve this matter through the informal dispute resolution process provided in the AOC.

See also the discussion under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters, and also Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On August 4, 2004, the Board of Directors of the Company authorized the repurchase of up to 10 million shares of the Company's Class A common shares.  Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management.  As of September 30, 2004, the Company has purchased approximately 1 million of the 10 million shares allowable under the program.  This long-term repurchase program will serve primarily to offset dilution from the company's incentive stock plan.

Total share repurchases for the three months ended September 30, 2004 are as follows:

			Total number of	Maximum number
			shares purchased	of shares still
	Total number	Average	as part of a	available to be
	of shares	price paid	publicly	purchased under
Period	purchased	per share	announced program	the program

7/01/2004 - 7/31/2004	-	-	-	10,000,000
8/01/2004 - 8/31/2004	25,000	$63.44	25,000	9,975,000
9/01/2004 - 9/30/2004	975,000	$66.68	975,000	9,000,000

Total	1,000,000		1,000,000

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K	A Current Report on Form 8-K (Item 2.01) dated November 1, 2004, reporting on the completion of the previously announced sale of the Dresser-Rand business unit.

A Current Report on Form 8-K (Item 9) dated October 21, 2004, reporting the filing of exhibit 99.1- Press Release of Ingersoll-Rand Company Limited.

A Current Report on Form 8-K (Item 9) dated August 26, 2004, reporting the filing of exhibit 99 - Press Release of Ingersoll-Rand Company Limited announcing the sale of the Dresser-Rand business unit.

INGERSOLL-RAND COMPANY LIMITED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: November 9, 2004                                           /s/ Timothy R. McLevish
                                                                                 Timothy R. McLevish, Senior Vice President
                                                                                 and Chief Financial Officer

                                                                                 Principal Financial Officer

Date: November 9, 2004                                            /s/ Richard W. Randall
                                                                                  Richard W. Randall, Vice President and
                                                                                  Controller

                                                                                   Principal Accounting Officer