Form 10-K
period 2004-12-31
INGERSOLL RAND CO LTD
filed 2005-03-16
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K

(Mark One)
X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

YES  X      NO     _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES   X      NO     _

The aggregate market value of common stock held by non affiliates on June 30, 2004 was approximately $11,832,800,148 based on the closing price of such stock on the New York Stock Exchange.

The number of Class A Common Shares outstanding as of February 28, 2005 was 172,923,872.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's Annual General Meeting of Shareholders to be held June 1, 2005 are incorporated by reference into Part III of this Form 10-K.

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

Climate Control
This Segment is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.  The segment includes the Thermo King, Hussmann and Koxka brands.

Industrial Solutions
This Segment is engaged in the design, manufacture, sale and service of air compressors, fluid products, microturbines, and industrial tools.  It is composed of Air Solutions, Productivity Solutions and Energy Systems.

Infrastructure
This Segment is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, electric and gasoline powered golf and utility vehicles, portable compressors and light towers, road construction and repair equipment.  It is comprised of Bobcat, Club Car, Utility Equipment and Road Development.

Security and Safety
This Segment is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, power-operated doors, electronic and biometric access systems.

Competitive Conditions
The Company's products are sold in highly competitive markets throughout the world and compete against products produced by both U.S. and non-U.S. corporations.  The principal methods of competition in these markets relate to price, quality, service and technology.  The Company believes that it is one of the leading manufacturers in the world of air compression systems, construction equipment, transport temperature control products, refrigerated display merchandisers, refrigeration systems and controls, air tools, golf cars and utility vehicles. In addition, the Company believes it is a leading supplier in U.S. markets for architectural hardware products, mechanical locks, and electronic and biometric access-control technologies.

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

Products
Principal products of the Company include the following:

Air balancers	Hoists
Air compressors & accessories	Hydraulic breakers
Air dryers	Lubrication equipment
Air logic controls	Microturbines
Air motors	Material handling equipment
Air and electric tools	Paving equipment
Asphalt compactors	Piston pumps
Asphalt pavers	Pneumatic breakers
Automated dispensing systems	Pneumatic cylinders
Automatic doors	Pneumatic valves
Biometric access control systems	Portable compressors
Compact hydraulic excavators	Portable generators
Compact tractor-loader-backhoes	Portable light towers
Diaphragm pumps	Portable security products
Door closers and controls	Refrigerated display cases
Door locks, latches and locksets	Refrigeration systems
Doors and door frames (steel)	Road-building machinery
Electrical security products	Rough-terrain material handlers
Electronic access-control systems	Skid-steer loaders
Engine-starting systems	Soil compactors
Exit devices	Spray-coating systems
Extrusion pump systems	Telescopic material handlers
Fastener-tightening systems	Transport temperature control systems
Fluid-handling equipment	Utility vehicles
Golf cars	Winches

These products are sold primarily under the Company's name and also under other names including ABG®, Blaw-Knox®, Bobcat®, Club Car®, Dor-o-Matic®, Falcon®, Glynn-Johnson®, Hussmann®, Johnstone®, Koxka®, LCN®, Legge®, Monarch®, Montabert®, Normbau®, Schlage®, Steelcraft®, Thermo King®, Von Duprin®, and Zimmerman®.

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

Operations by Geographic Area
Sales to customers outside the United States accounted for approximately 39% percent of the consolidated net sales in 2004. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not have a significant effect on the Company's non-U.S. operations.  Additional information concerning the Company's operating segments is contained in Note 13 of the Company's Annual Report to Shareholders filed as Exhibit 13 and incorporated herein by reference.

Raw Materials
The Company manufactures many of the components included in its products.  The principal raw materials required for the manufacture of the Company's products are purchased from numerous suppliers, and although high prices for some raw materials important to some of the Company's businesses, particularly steel, have caused pricing pressures, the Company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog
The Company's approximate backlog of orders at December 31, 2004, believed by it to be firm, was $359.3 million for Climate Control, $121.6 million for Industrial Solutions, $343.4 million for Infrastructure and $100.0 million for Security and Safety, as compared to $409.5 million, $93.7 million, $202.3 million and $103.3 million, respectively, at December 31, 2003.  These backlog figures are based on orders received.  While the major portion of the Company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination.  The Company estimates that approximately 90 percent of the backlog will be shipped during the next twelve months.

Research and Development
The Company maintains extensive research and development facilities for experimenting, testing and developing high quality products.  The Company spent $149.2 million in 2004, $164.5 million in 2003 and $151.5 million in 2002 on research and development expenditures, including qualifying engineering costs.  The Company also incurs engineering costs which are not considered research and development expenditures.

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

During 2004, the Company spent approximately $4.4 million on capital projects for pollution abatement and control, and an additional $7.6 million for environmental remediation expenditures at sites presently or formerly owned or leased by the Company. It should be noted that these amounts are difficult to estimate because environmental projects are generally a part of the overall improvement program at a particular plant. The Company believes that these expenditure levels will continue and may increase over time.  Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Employees
There are approximately 36,000 employees of the Company throughout the world, of whom approximately 23,000 work in the United States and 13,000 outside the United States. The Company believes relations with its employees are good.

Available Information
The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 405 Fifth Street, N.W., Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The public can obtain any documents that are filed by the Company at http://www.sec.gov.

In addition, this annual report on Form 10-K, as well as the Company's quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on the Company's Internet website (http://www.irco.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.  The Board of Directors of the Company has also adopted and posted in the Investor Relations section of its website the Company's Corporate Governance Guidelines and charters for each of the Board's standing committees.  A copy of the above filings will also be provided free of charge upon written request to the Company.

Item 2.   PROPERTIES

Manufacturing and assembly operations are conducted in 35 plants in the United States; 1 plant in Canada; 23 plants in Europe; 15 plants in Asia; and 5 plants in Latin America.  The Company also maintains various warehouses, offices and repair centers throughout the world.

Substantially all plant facilities are owned by the Company and the remainder are under long‑term lease. The Company believes that its plants and equipment have been well maintained and are generally in good condition.

Facilities under long‑term lease arrangements are included below and are not significant to each operating segment's total number of plants or square footage.

Climate Control's manufacturing locations are as follows:

		Approximate
	Number of Plants	Square Footage

United States	10	3,576,000
Non - U.S.	14	3,658,000

Total	24	7,234,000

Industrial Solutions' manufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	9	1,362,000
Non - U.S.	12	1,002,000

Total	21	2,364,000

Infrastructure's manufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	6	2,002,000
Non - U.S.	4	701,000

Total	10	2,703,000

Security and Safety'smanufacturing facilities are as follows:

		Approximate
	Number of Plants	Square Footage

United States	10	1,767,000
Non - U.S.	14	1,112,000

Total	24	2,879,000

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

By letter dated January 18, 2005, the Michigan Department of Environmental Quality ("DEQ") reduced its demand for stipulated penalties to $193,000 against the Company for an alleged violation of a DEQ Administrative Order of Consent ("AOC").  The AOC governs the Company's environmental investigation and cleanup obligations related to the McCoy Creek Industrial Park, Buchanan, Michigan.  The Company believes it has valid defenses against the penalty and is seeking to resolve this matter through the informal dispute resolution process provided in the AOC.

On November 10, 2004, the SEC issued an order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the U.N. Oil For Food Program.  The Company has commenced an investigation to prepare its response to the SEC.

See also the discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Exhibit 13, Note 7, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2004.

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

Executive Officers of the Registrant
The following information is included in accordance with the provision of Part III, Item 10.

Date of
Service as
	an Executive	Principal Occupation and
Name and Age	Officer	Other Information for Past Five Years

Herbert L. Henkel (56)	4/5/1999	Chairman of Board (since May 2000) and Chief Executive
Officer (since October 1999), President and Director (since
April 1999)

Timothy R. McLevish (49)	5/1/2002	Senior Vice President and Chief Financial Officer (since June
2002) (Mead Corporation, Vice President, Chief Financial
Officer 1999-2002)

Sharon E. Elliott (53)	5/5/2003	Senior Vice President, Human Resources (since May 2003)
(Eastman Kodak, Senior Vice President, Human Resources
2001; Starbucks Coffee Co., Senior Vice President,
Human Resources, 1994-2000)

Michael W. Lamach (41)	2/16/2004	Senior Vice President and Sector President, Security and Safety
(since February 2004) (Johnson Controls, Inc., Group Vice
President & Managing Director Europe/Asia 2003-2004; Group
Vice President & General Manager, Asia 2002-2003; Group
Vice Preident & General Manager, Customer Business Units
1999-2002)

Patricia Nachtigal (58)	11/2/1988	Director (since January 1, 2002), Senior Vice President (since
June 2000) and General Counsel (Vice President 1991-2000)

Randy P. Smith (55)	2/3/2000	Senior Vice President (since June 2000) and Sector
President, Climate Control (since 2003) (Security
and Safety, President 2000-2003, Vice President,
February 2000 - June 2000) (Textron Fastening Systems,
President 1998-2000)

Christopher P. Vasiloff (53)	11/1/2001	Senior Vice President and Sector President, Infrastructure
Sector (since November 2001); (President, Portable Power,
Infrastructure Sector, 2000-2001; Vice President and
General Manager, Portable Compressor Division and
Rotary Recip. Compressor Division, Air Compressor Group,
1996-2000)

Richard W. Randall (54)	10/1/2002	Vice President and Controller (since October 2002);
(President, Engineered Solutions, Industrial Solutions
Sector, April 2002-September 2002; Vice President, Finance
and Sector Controller, Industrial Solutions Sector 2001-2002;
Vice President and Controller, Bearings and Components,
Industrial Productivity Sector 1999-2001)

No family relationship exists between any of the above-listed executive officers of the company. All officers are elected to hold office for one year or until their successors are elected and qualified.
	Common shares

2004	High	Low	Dividend

First quarter	$ 72.65	$ 62.54	$ 0.19
Second quarter	73.56	59.04	0.19
Third quarter	69.89	62.05	0.25
Fourth quarter	82.90	64.74	0.25

2003

First quarter	$ 45.62	$ 34.52	$ 0.17
Second quarter	49.25	38.12	0.17
Third quarter	60.00	46.00	0.19
Fourth quarter	68.19	53.22	0.19

The Bank of New York (Church Street Station, P.O. Box 11258, New York, NY 10286-1258, (800) 524-4458) is the transfer agent, registrar and dividend reinvestment agent.

There are no significant restrictions on the payment of dividends.  The approximate number of record holders of Class A common shares as of February 28, 2005 was 7,319.

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included in the 2004 Form 10-K Annual Report.

Shares owned by subsidiaries are treated as treasury shares and are recorded at cost.  During 2004, a subsidiary of the Company repurchased approximately 5.3 million Class A common shares at cost of $355.9 million.  On August 4, 2004, the board of directors authorized the repurchase of up to 10 million shares of the company's Class A common shares by subsidiaries of the Company.  Approximately 2 million of the above-mentioned 5.3 million shares were purchased under this program, while the remainder was repurchased under a plan approved in 1997.  The repurchased shares are available for general corporate purposes.

Total share repurchases for the three months ended December 31, 2004 are as follows:

			Total number of	Maximum number
			shares purchased	of shares still
	Total number	Average	as part of a	available to be
	of shares	price paid	publicly	purchased under
Period	purchased	per share	announced program	the program

10/01/2004 - 10/31/2004	405,000	$67.11	405,000	8,595,000
11/01/2004 - 11/30/2004	167,600	$70.00	167,600	8,427,400
12/01/2004 - 12/31/2004	427,400	$80.21	427,400	8,000,000

Total	1,000,000		1,000,000

Item 6.   SELECTED FINANCIAL DATA

In millions, except per share amounts

At and for the years ended December 31,	2004	2003	2002	2001	2000

Net sales *	$ 9,393.6	$ 8,249.3	$ 7,583.0	$ 7,388.7	$ 7,218.6

Earnings from continuing operations *	829.8	532.8	322.4	149.9	398.7

Total assets	11,414.6	10,664.9	10,809.6	11,133.8	11,061.1

Long-term debt*	1,267.6	1,518.4	2,091.4	2,900.4	1,540.1

Shareholders' equity	5,733.8	4,493.3	3,478.2	3,916.6	3,481.2

Basic earnings per common share: *
Continuing operations	$ 4.79	$ 3.12	$ 1.91	$ 0.91	$ 2.47
Discontinued operations	2.24	0.65	0.82	0.58	1.68

Diluted earnings per common share: *
Continuing operations	$ 4.73	$ 3.09	$ 1.89	$ 0.90	$ 2.45
Discontinued operations	2.22	0.65	0.82	0.58	1.67

Dividends per common share	$ 0.88	$ 0.72	$ 0.68	$ 0.68	$ 0.68

* Amounts have been restated to reflect discontinued operations.

Item 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

Executive Summary and Outlook
Ingersoll-Rand (IR or the Company) is a leading innovation and solutions provider with strong brands and leading positions within its markets.  The Company's business segments are Climate Control, Industrial Solutions, Infrastructure, and Security and Safety.  The Company's diverse product portfolio encompasses such leading industrial and commercial brands as Thermo King® transport temperature control equipment, Hussmann® commercial and retail refrigeration equipment, Ingersoll-Rand® industrial and construction equipment, Bobcat® compact construction equipment, Club Car® golf cars and utility vehicles, and Schlage®.  In addition, IR offers products and services under many other premium brands for customers in industrial and commercial markets.

The Company seeks to drive shareholder value through three areas of emphasis: Dramatic Growth, by developing innovative solutions that improve our customers' operations; Operational Excellence, by fostering a culture of continuous improvement and cost consciousness; and Dual Citizenship, by encouraging our employees' active collaboration with colleagues across business units and geographic regions to achieve superior business outcomes.  IR has substantially completed transforming its portfolio to become a more diversified company with strong growth prospects by divesting cyclical, low-growth, asset intensive businesses and improving efficiencies, capabilities and products and services for its high-potential businesses. The Company expects to pursue bolt-on acquisitions, stock buybacks and dividend enhancements with the cash flow generated from operations and divestitures.

The following significant events occurred during 2004:

-        On August 25, 2004, the Company agreed to sell its Dresser-Rand business unit (Dresser-Rand) to a fund managed by First Reserve
         Corporation, a private-equity firm, for cash proceeds of approximately $1.2 billion. The sale was completed on October 29, 2004.  Dresser-
         Rand is now included in "discontinued operations, net of tax," for all periods.  The Company realized an after-tax gain of $282.5 million on the disposition, which is included in "discontinued operations, net of tax" for 2004.  The gain is subject to working capital and final purchase price adjustments.  The Company had previously sold the Compression Services business of Dresser-Rand in 2000 for $190.0 million.

-        On February 19, 2004, the Company agreed to sell its Drilling Solutions business unit (Drilling Solutions) to Atlas Copco AB, for approximately $225 million. The sale of the U.S. and most international operations was completed on June 30, 2004.  The sale of Drilling
          Solutions assets held by Ingersoll-Rand (India) Limited, which was subject to approval by the Indian company's shareholders, was completed in the third quarter of 2004.  Drilling Solutions, which was previously included in the Company's Infrastructure Segment, is included in "discontinued operations, net of tax," for all periods.  The Company realized an after-tax gain of $38.6 million on the disposition, which is included in "discontinued operations, net of tax" for 2004.  The gain is subject to working capital and final purchase price adjustments.

-        During 2004, the Company recorded approximately $29.5 million for claims filed under the Continued Dumping and Subsidy Offset Act of
         2000 on behalf of a subsidiary included in the Engineered Solutions business (Engineered Solutions), which was sold in 2003.  The antidumping duty is levied when the U.S. Department of Commerce determines that imported products are being sold in the United States at less than fair value causing material injury to a United States industry.  These amounts are reflected in "discontinued operations, net of tax."

-        During 2004, a subsidiary of the Company repurchased approximately 5.3 million Class A common shares at a cost of $355.9 million.  On
         August 4, 2004, the board of directors authorized the repurchase of up to 10 million shares of the Company's Class A common shares.
         Approximately 2 million of the above mentioned 5.3 million shares were purchased under this program, while the remainder was repurchased under a plan approved in 1997.  The repurchased shares are available for general corporate purposes.  The board of directors also authorized on August 4, 2004, an increase of the quarterly dividend from 19 cents to 25 cents per Class A common share, effective for dividends paid beginning September 1, 2004.

-        The Company made discretionary cash contributions of $140.0 million to its pension plans during the year ended December 31, 2004, as well as $30.1 million in required employer contributions. This includes $20.0 million of discretionary contributions to the Dresser-Rand pension plan.

Full-year 2004 net revenues were $9,393.6 million, a 14% increase compared with net revenues of $8,249.3 million in 2003.  The Company attributes the improved revenue growth to its leadership position as a proven source of innovation in worldwide markets and gains in its recurring revenue stream.  For full-year 2004, all business segments experienced growth in revenues compared to 2003, including over 10% growth in the Industrial Solutions, Infrastructure and Security and Safety segments.  Improved markets, new product introductions and product mix drove this revenue growth, as well as improvements in pricing and productivity.  The Company has been able to increase prices and add material surcharges to help offset the impact of cost inflation.

Total operating income improved significantly for 2004 compared to 2003.  Higher volumes and product mix, improved pricing and increased productivity generated the majority of the increased operating income.  Operating margins grew in all segments, except Security & Safety, which had increased costs related to Kryptonite cylindrical bicycle locks, a plant closing and the discontinuance of a product line, and various legal expenses.

The Company reported full-year earnings of $1,218.7 million, or diluted earnings per share of $6.95.  Full-year earnings from continuing operations increased by 56% compared to 2003.  The Company benefited from the operational improvements and productivity enhancements in our worldwide operations, reduced interest expense from the repayment of debt and interest rate declines, and the effects of our tax strategies, which resulted in an effective tax rate of 14.3%.

During the year, the Company increased its cash flow due to improved operating results, and reduced interest expense.  Prior year cash flow was adversely affected by $240 million due to the termination of the Company's accounts receivable securitization program.  These net cash flow improvements have allowed the Company to strengthen the balance sheet.  Total debt at year-end was $1,880.4 million, a reduction of approximately $435 million compared to year-end 2003.  The debt-to-capital ratio was 24.3% at the end of 2004, compared to 33.4% at the end of 2003.

Most of Ingersoll-Rand's major end markets continued to improve as the year 2004 came to an end.  In 2005, IR expects to build on the momentum of 2004 to continue generating greater market share gains and operating performance improvements across our businesses.  The Company sees continued strength in most of its worldwide markets as indicated by the recent order pattern.   Additionally, the Company once again expects to produce substantial operating cash flow in 2005.

Critical Accounting Policies
The notes to the financial statements include a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements and the following summarizes what the Company believes are the critical accounting policies and methods used by the Company:

-        Employee benefit plans - The Company provides a range of benefits to employees and retired employees, including pensions, postretirement and postemployment and health-care benefits.  Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and health-care cost trend rates.  Independent actuaries perform the required calculations to determine expense in accordance with U.S. generally accepted accounting principles. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized over future periods.  The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate.  The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date.  The discount rate reflects a rate at which pension benefits could be effectively settled.  It is established and based primarily on the yields of high-quality fixed-income investments available and expected to be available during the life of the plans and a review of the current yields reported by Moody's on AA corporate bonds.  The rate of compensation increase is dependent on expected future compensation levels.  The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid, which should reflect the rates of return on present investments, and on reinvestments over the period.  The expected long-term rate of return on plan assets is based on what is achievable given the plan's investment policy and the types of assets held.  Historical assets return trends for the larger plans are reviewed over fifteen, ten and five-year periods.  The actual rates of return for plan assets over the last ten and fifteen-year periods have exceeded the expected rates of return used.  The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on input from its actuaries, outside investment advisors, and information as to assumptions used by plan sponsors.

         Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement cost.  Estimated sensitivities to the net periodic pension cost of a 0.25% rate decrease in the three basic assumptions are as follows: the discount rate would increase expense by approximately $5.8 million, the rate of compensation increase would decrease expense by approximately $3.8 million, and the estimated return on assets assumption would increase expense by approximately $6.4 million.  A 0.25% rate decrease in the discount rate for postretirement benefits would increase net periodic postretirement benefit cost by $1.4 million and a 1.0% increase in the health care cost trend rate would increase the cost by approximately $4.1 million.

-        Commitments and contingencies - The Company is involved in various litigations, claims and administrative proceedings, including environmental and asbestos matters, arising in the normal course of business. The Company has recorded reserves in the financial statements related to these matters, which are developed, depending on the nature of the reserve, with consultation of legal counsel and internal and external consultants and engineers.  Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.

-        Accrued liabilities - The Company has accrued liabilities for product liability claims, including asbestos claims, workers' compensation matters and product warranty reserves.  The Company has recorded reserves in the financial statements related to these matters, which have been developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve.  The Company believes its estimated reserves are reasonable.

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

-        Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment in the carrying value of an asset would be recognized whenever anticipated future undiscounted cash flows from an asset are less than its carrying value.  The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of discounted cash flows.

-        Income taxes - Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  The
         Company recognizes future tax benefits, such as net operating losses and foreign tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not.  The Company regularly reviews the recoverability of its deferred tax assets considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies.  Where appropriate, the Company records a valuation allowance with respect to a future tax benefit.

         The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates.  Future changes in applicable laws, projected levels of taxable income, and tax planning could change the effective tax rate and tax balances recorded by the Company.  In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates.  A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return.  The Company believes that it has adequately provided for any reasonably foreseeable resolution of these matters.  The Company will  adjust its estimate if significant events so dictate.  To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes in the period that the matter is finally resolved.

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company's financial statements.  If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results for the period in which the actual amounts become known.  Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a significant impact on the consolidated financial statements.

Results of Operations
Net earnings from continuing operations for 2004 were $829.8 million, or diluted earnings per share of $4.73, as compared to $532.8 million or $3.09 diluted earnings per share in 2003 and $322.4 million or $1.89 diluted earnings per share in 2002.

Dollar amounts in millions	2004	2003	2002

Net revenues	$ 9,393.6	$ 8,249.3	$ 7,583.0
Cost of goods sold	6,854.0	6,109.0	5,718.1
Selling and administrative expenses	1,419.3	1,355.9	1,245.0
Restructuring (reversals) charges	-	(3.2)	41.9

Operating income	$ 1,120.3	$ 787.6	$ 578.0

Operating margin	11.9%	9.5%	7.6%

Revenues
2004 vs. 2003:  Revenues for 2004 increased by approximately 14% compared to 2003.  Improved end markets, new product introductions and product mix accounted for approximately 9% of the increase, while the effects of currency translation accounted for approximately 3%.  Improved pricing in all segments also led to increased revenues.  Volume increases were most significant in the Bobcat, Club Car and Road Development product lines in the Infrastructure segment.  The worldwide truck and trailer market for Climate Control also continued to improve.  The Industrial Solutions and Security and Safety segments also had higher sales volumes.

2003 vs. 2002:  Revenues for 2003 increased by approximately 9% compared to 2002. Higher volumes and the effects of currency translation accounted for the majority of the increase.  Volume increases were primarily attributable to an improvement in Climate Control's worldwide truck and trailer market, continued gains in recurring revenues in the Air and Productivity Solutions Segment, new product introductions in the Bobcat business, and U.S. market share gains in Security and Safety.  The remaining increase was primarily attributable to pricing and the results of acquisitions. Revenues across all business segments were higher.

Cost of Goods Sold
2004 vs. 2003:  Cost of goods sold in 2004 was 73.0% of sales compared to 74.1% in 2003.  Contributions from higher volumes and increased productivity accounted for the majority of the improvement.  These positive effects were partially offset by higher material and product costs.

2003 vs. 2002:  Cost of goods sold in 2003 was 74.1% of sales compared to 75.4% in 2002.  Contributions from higher volumes and increased productivity accounted for the majority of the decrease.  These positive effects were partially offset by higher material costs, unfavorable currency movements and higher pension and other employee benefit costs.

Selling and Administrative Expenses
2004 vs. 2003:  Selling and administrative expenses were 15.1% of sales in 2004 as compared to 16.4% for 2003.  The decrease in the ratio is mainly due to higher revenues in 2004, a reduction in expenses due to a gain on sale of corporate real estate of approximately $13 million and increased productivity.  These positive effects were partially offset by the cost of operational improvement investments and increased litigation expenses.

2003 vs. 2002:  Selling and administrative expenses were 16.4% of sales in 2003 and 2002.  Higher revenues, benefits associated with the restructuring programs and increased productivity offset the additional costs for stock-based liability programs and other costs, such as employee benefits in 2003.

Operating Income
2004 vs. 2003:  Operating income for 2004 increased by approximately 42.2% compared to 2003, while operating income margins increased from 9.5% to 11.9%.  The increases were mainly attributable to increased sales volumes, product pricing and productivity.  The effect of currency also had a favorable impact on operating income.  Higher material, product and litigation expenses  offset some of the increases described above.

2003 vs. 2002:  Operating income for 2003 increased by approximately 36.3% compared to 2002, while operating income margins also increased significantly.  The increases were mainly attributable to the benefits associated with the restructuring programs and improved productivity, higher pricing, higher volumes, product mix, and the elimination of charges related to restructuring.  These positive effects were partially offset by higher pension and other employee benefit costs and additional costs for stock-based liabilities .

Interest Expense
2004 vs. 2003:  Interest expense for 2004 totaled $153.1 million, a decrease of $22.4 million from 2003. The decrease is attributable to lower year-over-year debt levels resulting from the net repayment of debt of $469.4 million and lower interest rates during 2004.

2003 vs. 2002:  Interest expense for 2003 totaled $175.5 million, a decrease from the 2002 total by $52.4 million.  The decrease is attributable to lower year-over-year debt levels resulting primarily from the repayment of $700 million of debt in the first quarter of 2003, approximately $240 million in other debt repayments during the year, as well as a decline in interest rates.

Other Income (Expense), Net
Other income (expense), net, includes certain foreign exchange gains and losses, equity in earnings of partially owned affiliates, and other miscellaneous income and expense items.

2004 vs. 2003:  In 2004, other income (expense), net, aggregated to $17.0 million of income, as compared with $10.9 million of income in 2003.  The change is primarily attributable to a $9.8 million increase in interest income due to the increase in cash from the sale of Dresser-Rand and $8.1 million of increased income from partially owned affiliates.  These increases were partially offset by $3.2 million of higher foreign exchange losses in 2004 and income of $10.0 million in 2003 relating to the gain on sale of, and dividend income from, The Timken Company common stock.

2003 vs. 2002:  In 2003, other income (expense), net, aggregated $10.9 million of income, as compared with $20.1 million of expense in 2002.  The change is primarily attributable to the sale of approximately 9.4 million shares of The Timken Company common stock, which resulted in a gain of $7.6 million, due to share-price appreciation from the date of acquisition to the sale date.  Additionally, the Company received $2.4 million in dividend income while holding these shares.  The remaining change was due to lower foreign exchange losses in 2003 and several miscellaneous expense items included in 2002.

Minority Interests
2004 vs. 2003:  Minority interests increased to $16.0 million in 2004, from $14.9 million in 2003 as a result of higher earnings from consolidated subsidiaries in which the Company has a majority ownership.

2003 vs. 2002:  Minority interests decreased to $14.9 million in 2003, from $15.5 million in 2002 as a result of lower earnings from consolidated subsidiaries in which the Company has a majority ownership.

Provision for Income Taxes
The tax provision for the year ended December 31, 2004 was $138.4 million, resulting in an effective tax rate of 14.3%.  This compares to a provision of $75.3 million, or effective rate of 12.4%, for the year ended December 31, 2003 and a benefit of $7.9 million, for the year ended December 31, 2002.

The increase in tax provision and effective rate for 2004, relates to an increase in earnings compared to 2003, especially in the United States.  Higher earnings were the main factor in the increase in the provision and effective rate for 2003 compared to 2002.

Discontinued Operations
Discontinued operations for the year ended December 31, 2004, amounted to income of $388.9 million, net of tax provisions of $343.5 million.  This total includes net after tax gains of $334.9 million, primarily comprised of gains from the sales of Dresser-Rand ($282.5 million) and Drilling Solutions ($38.6 million).   After-tax net income from discontinued operations amounted to $54.0 million.  This income mainly includes profit from Dresser-Rand ($45.0 million) and Engineered Solutions ($20.9 million), which includes antidumping subsidy net of tax of $29.5 million.  This income is partially offset by retained costs related to Ingersoll-Dresser Pump Company ("IDP") of $14.9 million, which mostly include product liability costs, primarily related to asbestos liability claims, and employee benefit costs.

Discontinued operations for the year ended December 31, 2003, amounted to income of $111.7 million, net of tax provisions of $58.6 million.  This total includes net after tax gains of $68.8 million, comprised of gains from the sales of Engineered Solutions ($58.2 million) and Waterjet ($18.2 million), offset by a loss from the sale of Laidlaw ($7.6 million).  After-tax net income from discontinued operations amounted to $42.9 million.  This income principally includes profit from Dresser-Rand ($41.1 million) and Drilling Solutions ($19.6 million), partially offset by retained costs (mainly product liability costs, primarily related to asbestos liability claims, and employee benefit costs) related to IDP ($19.8 million).

Discontinued operations for the year ended December 31, 2002, amounted to income of $138.6 million, net of tax provisions of $90.5 million.  This income primarily includes profit from Dresser-Rand ($29.8 million), Drilling Solutions ($13.4 million) and Engineered Solutions ($108.4 million).  This profit was partially offset by retained costs (mainly product liability costs, primarily related to asbestos liability claims, and employee benefit costs) related to IDP ($14.8 million).

Restructuring Programs
During the third quarter of 2000 and the fourth quarter of 2001, the Company commenced two restructuring programs totaling $475 million, which included plant rationalizations, organizational realignments consistent with the Company's new market-based structure, the consolidation of back-office processes and other reductions in general and administrative expenses across the Company.  These programs included certain costs that were identified as restructuring using the applicable accounting guidance during those periods, including employee termination costs such as severance, extended medical costs, pension liabilities, and outplacement costs, and facility exit costs such as lease exit costs and equipment write-offs.  The programs also included costs that did not meet the criteria to be classified as restructuring.  These nonrecurring costs were charged to "Cost of sales" and "Selling and administrative expenses," as incurred.  Approximately 5,000 employee terminations were completed impacting both the salaried and hourly employee groups.  The Company closed 20 manufacturing facilities in connection with the restructuring programs.  The Company has realized lower costs and improved customer service in all segments as a result of these actions.

Review of Business Segments

Climate Control
Climate Control is engaged in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.  It includes the Thermo King, Hussmann and Koxka brands.

Dollar amounts in millions	2004	2003	2002

Net revenues	$ 2,793.7	$ 2,648.9	$ 2,466.4
Operating income	309.1	219.1	137.0
Operating margin	11.1%	8.3%	5.6%

2004 vs. 2003:  Climate Control revenues for 2004 increased by approximately 5% compared to 2003.  The effects of currency translation accounted for approximately 3% of the increase, mainly due to the weakening of the U.S. dollar.  The remaining increase was primarily due to higher volumes and product mix and pricing.  Operating income and margins for the year ended 2004 increased significantly.  Higher prices accounted for $48.6 million of increased operating income, while volumes and product mix added $30.9 million.  Increased productivity from cost saving programs such as low cost country savings (approximately $22 million), improved labor and overhead efficiencies (approximately $18 million) and improved operating efficiencies in service and aftermarket businesses (approximately $13 million), more than offset higher material costs of $28.7 million.

Climate Control revenues and operating income benefited from strong worldwide market conditions for the truck & trailer product lines.  North American operations were also helped by the bus business, while retail stationary refrigeration equipment and contracting sales were flat.  Growth in the European and Asian display case markets also contributed to the improvement.

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

Industrial Solutions
Industrial Solutions is comprised of a diverse group of businesses focused on providing solutions to enhance customers' industrial efficiency mainly by engaging in the design, manufacture, sale and service of air compressors, microturbines and industrial tools.  Industrial Solutions results have been restated for  the  sale of Dresser-Rand,  now included in Discontinued Operations.

Dollar amounts in millions	2004	2003	2002

Net revenues	$ 1,552.8	$ 1,363.6	$ 1,279.0
Operating income	180.5	104.1	67.9
Operating margin	11.6%	7.6%	5.3%

2004 vs. 2003:  Industrial Solutions' revenues for 2004 increased by approximately 14% compared to 2003.  Higher volumes, new product introductions and product mix accounted for approximately 10% of the increase.  The effects of currency translation accounted for approximately 2% of the increase, mainly due to the continued weakening of the U.S. dollar.  Operating income and margins for the year ended 2004 increased significantly.  Higher volumes and product mix increased operating income by $45.6 million.  Pricing and improved productivity also increased operating income by $12.9 million and $14.6 million, respectively.  The effect of currency also had a favorable effect on operating profit.

Industrial Solutions' revenues and operating income benefited from higher volumes and product mix, as recurring revenues for the segment experienced double digit growth.   New products with higher margins and increased aftermarket business, along with high growth in the Asian markets also improved revenues and profitability for the segment.

2003 vs. 2002:  Industrial Solutions' revenues for 2003 increased by approximately 7% compared to 2002.  The effects of currency translation accounted for approximately 4% of the increase, mainly due to the strengthening of the euro.  The remaining increase was primarily due to higher volumes and service revenue growth.  Operating income and margins for the year ended 2003 increased significantly.  Higher volumes and product mix, and the effects of currency translation increased operating income by $8.9 million and $8.7 million, respectively, while the estimated benefits associated with the restructuring programs and improved productivity increased operating income by approximately $37 million.  These positive effects partially offset costs for implementing new efficiency initiatives, and other charges, such as higher employee benefit costs.

Infrastructure
Infrastructure is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators, golf and utility vehicles, portable compressors and light towers, and road construction and repair equipment.  It is comprised of Bobcat, Club Car, Utility Equipment and Road Development.  Infrastructure prior years' results have been restated for  the  sale of Drilling Solutions,  now included in Discontinued Operations.

Dollar amounts in millions	2004	2003	2002

Net revenues	3,268.8	$ 2,631.8	$ 2,367.5
Operating income	437.2	292.9	222.0
Operating margin	13.4%	11.1%	9.4%

2004 vs. 2003:  Infrastructure revenues for 2004 increased by approximately 24% compared to 2003.  Higher volumes and product mix accounted for approximately 18% of the increase, while the effects of currency translation and pricing accounted for the majority of the remaining increase.  Operating income and margins for the year ended 2004 increased significantly.  Higher volumes and product mix, and pricing increased operating income by $134.1 million and $74.2 million, respectively.  Additionally, the effects of currency translation helped improve operating income.  These positive effects were partially offset by higher material costs of $66.0 million and higher product costs and productivity investments.

Revenues and operating income for all businesses in the Infrastructure Segment increased in 2004.  Bobcat's sales volumes and pricing improvements were led by increased market demand, new products and attachments introduced during the year and an increase in aftermarket parts sales.  Club Car also had improvements in volume and pricing with an increase in parts sales and the successful introduction of the Precedent golf car and a new utility work vehicle.  European demand was also strong for Club Car.  Road Development had higher volumes during the year due to increased market demand and strong growth in the European market.

2003 vs. 2002:  Infrastructure revenues for 2003 increased by approximately 11% compared to 2002.  Higher volumes accounted for approximately 6% of the increase, while the effects of currency translation accounted for a majority of the remaining increase.  Operating income and margins for the year ended 2003 increased significantly.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by approximately $27 million, while higher volumes and product mix, and the effects of currency translation increased operating income by $34.7 million and $17.0 million, respectively.  These positive effects were partially offset by costs for implementing new efficiency initiatives, facility consolidation costs, increased product liability costs, and other charges, such as higher pension and other employee benefit costs.

Security and Safety
Security and Safety is engaged in the design, manufacture, sale and service of locks, door closers, exit devices, door control hardware, doors and frames, decorative hardware, electronic and biometric access control systems, and time and attendance systems.

Dollar amounts in millions	2004	2003	2002

Net revenues	1,778.3	$ 1,605.0	$ 1,470.1
Operating income	304.8	316.6	275.8
Operating margin	17.1%	19.7%	18.8%

2004 vs. 2003:  Security and Safety revenues for 2004 increased by approximately 11% compared to 2003.  Of the increase, higher volumes and product mix, and the effects of currency translation accounted for approximately 8% and 2%, respectively.  Improved pricing also contributed to the increase in revenues.   Operating income and margins declined during 2004.  Operating income was negatively impacted by the cost of implementing growth initiatives of $24.8 million, costs of approximately $10.0 million related to a Kryptonite cylindrical bicycle lock issue, costs related to a plant closing and the discontinuance of a plumbing fixture product line of $7.9 million and by legal expenses of $11.0 million. These increased costs were partially offset by increases in operating income from pricing, and higher volumes and product mix of $32.6 million and $13.8 million, respectively.

Security and Safety achieved revenue growth through increased volumes in all regions as the traditional hardware business for residential and commercial industries improved.  Productivity improvements, further investments in electronic access-control products and the launch of a maritime security market program continued to improve profit while positioning the segment for future growth and improved profitability.

2003 vs. 2002:  Security and Safety revenues for 2003 increased by approximately 9% compared to 2002.  Higher volumes and product mix, the results of acquisitions, and the effects of currency translation accounted for approximately 3%, 2%, and 2%, respectively, of the increase.  The remaining increase was primarily due to pricing.   Operating income and margins increased for the year ended 2003.  The estimated benefits associated with the restructuring programs and improved productivity increased operating income by approximately $21 million, while pricing, and higher volumes and product mix increased operating income by $11.6 million and $9.3 million, respectively.  These positive effects were partially offset by increased investments in new and core products to maintain current market share, as well as other charges, such as higher pension and other employee benefit costs.

Employee Benefit Plans
Pensions - Net periodic pension cost for 2004 totaled $26.5 million.  The sale of Dresser-Rand and Drilling Solutions caused net pension curtailment and settlement losses of $41.1 million.  Net periodic pension cost for the pension plans for 2004 was based on the weighted-average assumptions used at  the end of 2003 to calculate the pension benefit obligation.

Net periodic pension cost for 2003 totaled $83.0 million.  The sale of Engineered Solutions caused net pension curtailment and settlement gains of $10.1 million.  In the first quarter of 2003, the Company remeasured its major U.S. pension plan due to the sale of Engineered Solutions.  Prior to remeasurement, the assumptions used to calculate pension benefits were as follows: 6.75% discount rate; 4.00% rate of compensation increase and an 8.75% expected return on plan assets. Upon remeasurement, the discount rate was decreased to 6.50% to reflect the change in market conditions.  The net periodic pension cost for non-U.S. plans for 2003 was based on the weighted-average assumptions disclosed at December 31, 2002.

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

The Company's investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, minimize the present value of required Company contributions, at the appropriate levels of risk; and meet any statutory requirements, laws and local regulatory agencies requirements.  Key investment decisions reviewed regularly are asset allocations, investment manager performance, investment advisors and trustees or custodians.  An asset/liability modeling (ALM) study is used as the basis for global asset allocation decisions and updated approximately every five years or as required.  The Company's current strategic global asset allocation for its pension plans is 60% in equity securities and 40% in debt securities and cash.  The Company sets upper limits and lower limits of plus or minus 5%.  The asset allocations are reviewed and any appropriate adjustment are reflected quarterly.

The Company made required and discretionary contributions of $30.1 million and $140.0 million, respectively, to its pension plans in 2004.  This includes $20.0 million of discretionary contributions to the Dresser-Rand pension plan. The Company currently projects that it will be required to contribute approximately $22 million to its plans worldwide in 2005.  Prior to 2004, the Company contributions averaged approximately $78.2 million a year for the previous five years.  The Company's policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations. While the Company anticipates funding the plans in 2005 in accordance with contributions required by funding regulations or the laws of each jurisdiction, most of the non-U.S. plans require employer contributions based on the employees' earnings.

Pension benefit payments for 2005 are expected to be approximately $181.3 million.  Pension expense for 2005 is projected to be approximately $28.8 million, utilizing the assumptions used to calculate the pension benefit obligations at 2004 year end.

Postretirement Benefits Other Than Pensions - Net periodic postretirement benefit cost other than pension cost for 2004 totaled $76.9 million.  In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted.  The company adopted FASB Staff Position FAS 106-2 as of April 1, 2004.  The Company and its actuarial advisors determined that most benefits provided by the plan were at least actuarially equivalent to Medicare Part D.  The Company remeasured the accumulated benefit obligation effects of the Act as of April 1, 2004.  The effect of the federal subsidy to which the Company is entitled has been accounted for as an actuarial gain of $86.3 million, which is amortized and reduces current and future benefit costs.  The subsidy had the effect of reducing postretirement benefit expense for 2004 by $9.2 million.  The components of the reduction in expense were a decrease in the amortization of the actuarial loss of $5.0 million, a reduction in service cost of $0.3 million and a reduction in the interest cost on the benefit obligation of $3.9 million.  The assumptions used for 2004 expense include a discount rate of 6.00% and a health care cost trend rate  of 11.00%, gradually reducing to 5.25%.  The assumptions used to remeasure the plan as of April 1, 2004 remained the same as the prior measurement date due to the existence of similar economic conditions.  The assumptions expected to be used in the 2005 net periodic postretirement benefit cost are the same as were used at the end of 2004 to calculate the postretirement benefit obligation.

Net periodic postretirement benefit cost other than pension cost for 2003 totaled $77.1 million.  A curtailment gain of $6.9 million relating to the sale of Engineered Solutions was recorded in 2003.  In February 2003, the Company remeasured its postretirement plan due to the sale of Engineered Solutions. Prior to remeasurement, the discount rate used to calculate postretirement benefits was 6.75%. Upon remeasurement, the discount rate was decreased to 6.50% to reflect the change in market conditions.  No change was made to the health care cost trend rate at that time.  The weighted-average assumptions used to calculate the postretirement benefit obligation at the end of 2003 were a discount rate of 6.00% and increases in per capita cost of covered health care benefits of 11.00% , gradually reducing to 5.25%.

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

The Company funds postretirement benefit costs principally on a pay-as-you-go basis. Benefit payments for postretirement benefits, which reflect future service and are net of the expected Medicare Part D subsidy, as appropriate, are expected to be paid as follows: $76.1 million in 2005, $73.2 million in 2006, $75.2 million in 2007, $75.3 million in 2008, $76.3 million in 2009 and $379.4 million for the years 2010 to 2014.  Postretirement benefit cost for 2005 is projected to be approximately $73.7 million, utilizing the assumptions used to calculate the postretirement benefit obligations at year end.

Liquidity and Capital Resources
The following table contains several key measures to gauge the Company's financial performance and condition.

Dollar amounts in millions	2004	2003	2002

Operating cash flow	$ 753.2	$ 138.4	$ 486.4
Working capital	1,732.8	878.0	707.1
Current ratio	1.6	1.3	1.2
Debt-to-total capital ratio	24.3%	33.4%	47.4%
Average working capital to net sales	13.1%	10.7%	8.4%
Average days outstanding in receivables	55.6	57.0	56.3
Inventory turnover	5.8	6.6	5.4

The Company had cash and cash equivalents of $1.7 billion at December 31, 2004.  The Company has been able to increase its cash due to improved operating results, reduced interest expense and divestitures of cyclical, slow growth businesses.

The Company's primary source for liquidity has been operating cash flow. The increase in net cash provided by operating activities from $138.4 million in 2003 to $753.2 million in 2004 represents an increase in earnings as all segments had improved results.  Cash flow in 2003 was adversely affected due to the Company's termination of its asset securitization program, which resulted in the repurchase of approximately $240 million of receivables.

Net cash provided by investing activities in 2004 was $1,328.9 million, compared to $820.9 million in 2003.  The increase reflects the cash received for the dispositions of Dresser-Rand and Drilling Solutions during 2004.  Net cash provided by investing activities in 2003 included proceeds from the sale of Engineered Solutions, Waterjet and Laidlaw as well as the sale of marketable securities.

Net cash used in financing activities in 2004 was $807.2 million compared to $851.7 million in 2003.  The decrease reflects the higher debt repayments in 2003, partially offset by the 2004 repurchase of approximately 5.3 million shares of Class A common stock for $355.9 million.

On August 4, 2004, the board of directors authorized the repurchase of up to 10 million shares of the Company's Class A common shares.  As of December 31, 2004, approximately 2.0 million shares were repurchased under this program.  The board of directors also authorized on August 4, 2004, an increase of the quarterly dividend rate from 19 cents to 25 cents per Class A common share.

In addition to operating cash flow, the Company has the ability to supplement its liquidity with commercial paper.  The Company's ability to borrow at a cost-effective rate under the commercial paper program is contingent upon maintaining an investment-grade credit rating.  As of December 31, 2004 the Company's credit ratings were as follows:

	Short-term	Long-term
Moody's	P-2	A3

Standard and Poor's	A-2	BBB+

Should the need arise, the Company has other short-term borrowing alternatives.  At December 31, 2004, the Company had $2.0 billion of committed revolving credit lines that consisted of two five-year lines of which $1.25 billion terminates in July 2006 and $750 million terminates in June 2009, both of which were unused.  The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items.  As of December 31, 2004, the Company's debt-to-total capital ratio was significantly beneath this limit.  Additionally, $784.5 million of non-U.S. credit lines were available for working capital purposes, of which $630.0 million were unused at December 31, 2004.  The Company did not have any commercial paper outstanding at December 31, 2004 or 2003.

In 2005, the Company has scheduled debt retirements of approximately $551 million, which includes approximately $499 million in bonds that may require repayment at the option of the holders.  The Company does not expect the bond holders to exercise these options.  The Company's cash generation, large unused capacity under its committed borrowing facilities, and the ability to refinance debt over longer maturities provide it sufficient capacity to cover all cash requirements for capital expenditures, dividends, debt repayments, and operating lease and purchase obligations in 2005.  Additionally, these capacities provide support for commercial paper and other financial instruments, such as letters of credit.

In 2004, foreign currency translation adjustments increased shareholders' equity by $168.7 million.  This was due to the weakening of the U.S. dollar against other currencies in countries where the Company has significant operations.  In 2003, foreign currency translation adjustments increased shareholders' equity by $302.9 million.

The following table summarizes the Company's contractual cash obligations by required payment periods, in millions:

Payments	Long-term	Purchase	Operating	Total contractual
due by period	debt	obligations	leases	cash obligations

Less than 1 year	$ 551.0	$ 452.9	$ 64.9	$ 1,068.8
1 - 3 years	821.9	-	91.8	913.7
3 - 5 years	144.0	-	48.2	192.2
More than 5 years	301.7	-	24.1	325.8

Total	$ 1,818.6	$ 452.9	$ 229.0	$ 2,500.5

Future expected obligations under the Company's pension and postretirement benefit plans have not been included in the contractual cash obligations table above.  The Company's pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.  While the Company anticipates funding the plans in 2005 in accordance with contributions required by funding regulations or laws of each jurisdiction, most of the non-U.S. plans require employer contributions based on the employees' earnings.  The Company currently projects that it will be required to contribute approximately $22 million to its pension plans worldwide in 2005.  Our postretirement benefit plans are not required to be funded in advance, but are principally on a pay-as-you-go basis.  The Company currently projects that it will make payments, net of plan participants' contributions, of approximately $76 million in 2005 for its postretirement benefit plans.

The average short‑term borrowings outstanding, excluding current maturities of long-term debt, were $88.0 million in 2004, compared to $302.6 million in 2003.  The weighted-average interest rate was 10.3% and 4.8%, for short-term borrowings during 2004 and 2003, respectively, excluding current maturities of long-term debt.  The average interest rate is higher in 2004 due to a significant decrease in U.S. debt borrowings and an increase in debt borrowings outside the U.S.  The maximum amounts outstanding during 2004 and 2003 were $214.7 million and $913.8 million, respectively.

Capital expenditures were $108.6 million, $99.3 million and $106.6 million for 2004, 2003 and 2002, respectively.  The Company continues investing to improve manufacturing productivity, reduce costs, and provide environmental enhancements and advanced technologies for existing facilities.  The capital expenditure program for 2005 is estimated at approximately $175 million, including amounts approved in prior periods.  Many of these projects are subject to review and cancellation at the option of the Company without incurring substantial charges.  There are no planned projects, either individually or in the aggregate, that represent a material commitment for the Company.

At December 31, 2004, 2003 and 2002, employment was approximately 36,200, 36,500 and 38,000, respectively.  The decrease during 2003 was primarily due to headcount reductions associated with the elimination of excess capacity and process improvements.

On January 21, 2005, the Company completed the acquisition of the remaining 70% interest in Italy-based CISA S.p.A. ("CISA") for approximately Euro 202 million in cash and the assumption of Euro 190 million of debt. CISA manufactures an array of security and safety products, including electronic locking systems, cylinders, door closers, and panic hardware, and also markets safes and padlocks.

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

The Company experiences foreign currency exposures in the normal course of business.  To mitigate the risk from foreign currency exchange rate fluctuations, the Company will generally enter into forward currency exchange contracts or options for the purchase or sale of a currency to hedge this exposure.

The Company evaluates its exposure to changes in foreign currency exchange rates using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar.  Based on the firmly committed foreign currency derivative instruments in place at December 31, 2004, a hypothetical change in fair value of those financial instruments assuming a 10% increase in exchange rates against the U.S. dollar would result in unrealized loss of approximately $15.0 million, as compared to $20.9 million at December 31, 2003.  These amounts would be offset by changes in the fair value of underlying foreign currency transactions.

With regard to interest rate risk, the effect of a hypothetical 1% increase in interest rates, across all maturities, would have decreased the estimated fair value of the Company's long-term debt from $1,410.4 million to an estimated fair value of $1,338.1 million at December 31, 2004, and from $1,700.9 million to an estimated fair value of $1,598.1 million at December 31, 2003.

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

During 2004, the Company spent $4.4 million on capital projects for pollution abatement and control, and an additional $7.6 million for environmental remediation expenditures at sites presently or formerly owned or leased by the Company. It should be noted that these amounts are difficult to estimate because environmental projects are generally a part of the overall improvement program at a particular plant.  The Company believes that these expenditure levels will continue and may increase over time.  Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

All claims resolved to date have been dismissed or settled, and IR-New Jersey's average settlement amount per claim has been nominal.  For the year ended December 31, 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $16.5 million as compared to $16.6 million for the year ended December 31, 2003.  With the assistance of independent advisors, the Company has performed a thorough analysis, updated periodically, of its actual and potential asbestos liabilities.  Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity and cash flows.  See also the discussion under Note 7, Commitments and Contingencies, to the Consolidated Financial Statements.

New Accounting Standards
In May 2004, the Financial Accounting Standards Board ("FASB") released FASB Staff Position No. 106-2, which supersedes FASB Staff Position 106-1, entitled, "Accounting and Disclosure Requirements Regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The Act introduced a government-provided subsidy based on a percentage of a beneficiary's annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare.  The current accounting rules require a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligations.  The Company adopted FASB Staff Position 106-2 as of April 1, 2004.   The Company and its actuarial advisors determined that most benefits provided by the plan were at least actuarially equivalent to Medicare Part D.  The Company remeasured the accumulated postretirement benefit obligation effects of the Act as of April 1, 2004.  The effect of the federal subsidy to which the Company is entitled has been accounted for as an actuarial gain of $86.3 million.  The subsidy had the effect of reducing postretirement benefit expense for 2004 by approximately $9.2 million.

In November 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4."  SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  The Company is evaluating the impact that the adoption of SFAS No. 151 will have on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share Based Payment."  SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," which supersedes APB No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows."  SFAS No. 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued.  This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees.  SFAS No. 123(R) is effective for the first interim or annual reporting period after June 15, 2005.  The Company is evaluating the transition applications and the impact the adoption of SFAS No. 123(R) will have on its consolidated financial position, results of operations and  cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29."  SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29, with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance.  The Statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not expect the adoption of SFAS No. 153 to have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB released FASB Staff Position ("FSB") 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act."  The American Jobs Creation Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operation loss carryforwards).  The tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The staff position of the deduction is that it should be accounted for as a special deduction in accordance with Statement 109 and should be considered by the company in (a) measuring deferred taxes and (b) assessing whether a valuation is necessary.  The Company has not adjusted its deferred tax assets and liabilities as of December 31, 2004 to reflect the impact of this special deduction. Rather, the impact of this deduction will be reported in the period for which the deduction is claimed on the Company's U.S. federal income tax return.

In December 2004, the FASB released FSB 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004."  The American Jobs Creation Act provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.  FSB 109-2 allows for time for enterprises beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  The evaluation of the effects of the repatriation provision will be completed within a reasonable period of time following the publication of the additional guidance.The Company is considering the impact of repatriation on a range of earnings of up to $525 million, and the corresponding income taxes may be as much as approximately $65 million.  The resulting income tax, if any, will be provided in the Company's financial statements in the quarter in which the evaluation and approvals have been completed.

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

The Company experiences foreign currency exposures in the normal course of business.  To mitigate the risk from foreign currency exchange rate fluctuations, the Company will generally enter into forward currency exchange contracts or options for the purchase or sale of a currency to hedge this exposure.

The Company evaluates its exposure to changes in foreign currency exchange rates using a sensitivity analysis.  The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar.  Based on the firmly committed foreign currency derivative instruments in place at December 31, 2004, a hypothetical change in fair value of those financial instruments assuming a 10% increase in exchange rates against the U.S. dollar would result in an unrealized loss of approximately $15.0 million as compared to $20.9 million at December 31, 2003.  These amounts would be offset by changes in the fair value of underlying foreign currency transactions.

With regard to interest rate risk, the effect of a hypothetical 1% increase in interest rates, across all maturities, would decrease the estimated fair value of the Company's long-term debt from $1,410.4 million to an estimated fair value of $1,338.1 million at December 31, 2004, and from $1,700.9 million to an estimated fair value of $1,598.1 million at December 31, 2003.

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

The Company believes that the Reorganization will help enhance its business growth and cash flow and reduce its worldwide effective tax rate. However, the Company cannot give any assurance as to the amount of taxes it will pay as a result of or after the Reorganization. The amount of taxes it will pay will depend in part on the treatment given the Company by the taxing authorities in the jurisdictions in which it operates. See also the discussion under Note 10, Income Taxes, to the Consolidated Financial Statements.

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

Certain federal and state legislation could reduce or eliminate the ability of the Company or its subsidiaries to enter into contracts with governmental authorities.  The Homeland Security Appropriations Act, signed into law October 18, 2004 includes a provision that prohibits reincorporated companies from entering into contracts with the Department of Homeland Security for funds available under the Act.  The impact of the provision is still unclear.  Similar language could be adopted in future legislation and at the state level.

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

Item 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)    The consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated March 14, 2005, are included as Exhibit
        13 - Ingersoll‑Rand Company Limited Annual Report to Shareholders for 2004, filed herewith.

(b)   The unaudited quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts

					Basic	Diluted
		Cost of			earnings	earnings
	Net	goods	Operating	Net	per common	per common
2004	sales*	sold*	income*	earnings	share	share

First quarter	$ 2,122.2	$ 1,554.5	$ 225.5	$ 179.5	$ 1.03	$ 1.02
Second quarter	2,444.4	1,783.0	318.7	286.2	1.65	1.63
Third quarter	2,368.0	1,738.8	278.2	237.8	1.37	1.36
Fourth quarter	2,459.0	1,777.7	297.9	515.2	2.99	2.95

Year 2004	$ 9,393.6	$ 6,854.0	$ 1,120.3	$ 1,218.7	$ 7.03	$ 6.95

2003

First quarter	$ 1,841.5	$ 1,396.3	$ 153.0	$ 153.2	$ 0.91	$ 0.90
Second quarter	2,096.8	1,554.9	195.2	139.3	0.82	0.81
Third quarter	2,064.0	1,523.6	212.8	154.6	0.90	0.88
Fourth quarter	2,247.0	1,634.2	226.6	197.4	1.14	1.12

Year 2003	$ 8,249.3	$ 6,109.0	$ 787.6	$ 644.5	$ 3.77	$ 3.74

  *Amounts have been restated to reflect discontinued operations.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON
                                ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2004, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely fashion.

Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2004. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report.

There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B   OTHER INFORMATION

      None.

PART III

The information called for by Part III (Items 10, 11, 12, and 13) of Form 10-K will be included in the Company's Proxy Statement for the Company's 2005 Annual General Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2004 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company's executive officers which follows Item 4 in this Report, is incorporated by reference into Items 10 and 12, respectively, of this Report.

Item 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption "Audit and Non-Audit Fees" in our 2004 Proxy Statement.

Our independent auditor, PricewaterhouseCoopers LLP ("PwC"), recently informed the Securities Exchange Commission (the "SEC"), the Public Company Accounting Oversight Board and our Audit Committee that certain non-audit work that PwC previously performed in China and Taiwan has raised questions regarding PwC's independence with respect to its performance of audit services for us. During the fiscal years 2004, 2003, 2002 and 2001, certain PwC affiliates, in connection with the preparation of local tax returns, made payments to local tax authorities with respect to individual employee tax liabilities.  As a result, PwC's foreign affiliates had temporary custody of small amounts of our corporate funds.

`The fees we paid to PwC's foreign affiliates in China and Taiwan for the preparation of these tax returns, including the services mentioned above, were  $433, $14,765, $24,849 and $18,767 for the years 2004, 2003, 2002 and 2001, respectively.  These services were discontinued in 2004.

Our Audit Committee has reviewed the facts surrounding these services provided by PwC.  PwC has informed the Audit Committee that it does not believe that the performance of the tax services described above has impaired PwC's independence.  In light of the de minimis fees paid to PwC, the ministerial nature of the actions performed and the fact that the services have been discontinued, neither our Audit Committee nor PwC believes that PwC's independence was impaired by the performance of these services.

       PART IV

Item 15.            EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) 1. and 2.      Financial statements and financial statement schedules
                        The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 14, 2005, included as
                        Exhibit 13 and the unaudited quarterly financial data included in Part II Item 8(b) are incorporated by reference in this Form 10‑K
                        Annual Report.  The financial statement schedule listed in the accompanying index should be read in conjunction with the financial statements in such Annual Report to Shareholders for 2004.

3.                     Exhibits
                        The exhibits listed on the accompanying index to exhibits are filed as part of this Form 10‑K Annual Report.

INGERSOLL‑RAND COMPANY LIMITED
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(Item 15 (a) 1 and 2)

                                                                                                                                                                Form
                                                                                                                                                                10‑K

Consolidated Financial Statements:
    Report of independent registered public accounting firm........................................................................     *
    Consolidated balance sheet at
        December 31, 2004 and 2003 .......................................................................................................      *
    For the years ended December 31, 2004, 2003 and 2002:
        Consolidated statement of income....................................................................................................     *
        Consolidated statement of shareholders' equity .................................................................................     *
        Consolidated statement of cash flows..............................................................................................      *
    Notes to consolidated financial statements...........................................................................................      *
Selected unaudited quarterly financial data..............................................................................................      **

Financial Statement Schedule:
    Report of independent auditors on financial statement schedule      ...........See below
    Consolidated schedule for the years ended December 31, 2004, 2003 and 2002
            Schedule II ‑‑ Valuation and Qualifying Accounts. ...............See below

*        See Exhibit 13 - Ingersoll-Rand Company Limited Annual Report to Shareholders for 2004.

**      See Item 8 Financial Statements and Supplementary Data.

Financial statement schedules not included in this Form 10‑K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Ingersoll‑Rand Company Limited:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 14, 2005 appearing in the 2004 Annual Report to Shareholders of Ingersoll-Rand Company Limited (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 14, 2005

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-88580) and S-8 (No. 333-67257, No. 333-35229, No. 333-00829, No. 333-19445, and No. 333-42133) of Ingersoll-Rand Company Limited, the successor company to Ingersoll-Rand Company, of our report dated March 14, 2005, relating to the financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report dated March 14, 2005 relating to the financial statement schedule, which appears in this Form 10-K.

/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 16, 2005

SCHEDULE II

INGERSOLL-RAND COMPANY LIMITED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2001	$ 42.6
(*) Additions charged to costs and expenses	31.3
(**) Deductions	15.8

Balance December 31, 2002	58.1
(*) Additions charged to costs and expenses	27.1
(**) Deductions	26.5

Balance December 31, 2003	58.7
(*) Additions charged to costs and expenses	24.5
(**) Deductions	13.1

Balance December 31, 2004	$ 70.1

(*) "Additions" also include foreign currency translation and business acquisitions.
(**) "Deductions" include accounts and advances written off, business divestitures, less recoveries.

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

2.2          Amendment to the Stock and Asset Purchase Agreement, dated as of February 18, 2003, amending the Stock Purchase Agreement, dated as of October 16, 2002, between Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries and The
               Timken Company, on behalf of itself and certain of its subsidiaries.  Incorporated by reference to Form Schedule 13D, filed March 5,
               2003 by Ingersoll-Rand Company.

2.3           Dresser-Rand divestiture agreement dated August 25, 2004.  Incorporated by reference to Form 8-Kdated August 25, 2004.

3.1           Memorandum of Association of Ingersoll-Rand Company Limited. Incorporated by reference to Amendment No. 1 to Form S-4
                Registration Statement No. 333-71642, filed October 30, 2001.

3.2           Amended and Restated Bye-Laws of Ingersoll-Rand Company Limited, dated June 2, 2004.  Filed herewith.

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

4.3           Voting Agreement between Ingersoll-Rand Company Limited and Ingersoll-Rand Company. Incorporated by reference to Amendment
                No. 1 to Form S-4 Registration Statement No. 333-71642, filed October 30, 2001.

4.4           Indenture dated as of August 1, 1986, between Ingersoll-Rand Company and The Bank of New York, as Trustee, as supplemented by first, second and third supplemental indentures. Incorporated by reference to Ingersoll-Rand Company's Form S-3 Registration
                Statement No. 33-39474 as filed March 18, 1991 and to Form S-3 Registration Statement No. 333-50902 as filed November 29,
                2000.

                    INGERSOLL‑RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)

Description

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
           Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

4.8     Credit Agreement, dated as of June 25, 2004, among Ingersoll-Rand Company and Ingersoll-Rand Company Limited, the banks listed therein, The JPMorgan Chase Bank, as Administrative Agent, Citibank N.A., and Deutsche Bank Securities Inc., as Co-Syndication
          Agents, and The Bank of Tokyo-Mitsubishi, Ltd, as Documentation Agent, and J.P. Morgan Securities Inc., as Lead Arranger and
          Bookrunner.  Filed herewith.

4.9     Ingersoll‑Rand Company Limited and its subsidiaries are parties to several long‑term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of Ingersoll‑Rand Company Limited and its subsidiaries on a consolidated basis.  Pursuant to paragraph 4(iii) of Item 601(b) of Regulation S‑K, Ingersoll‑Rand Company Limited agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

10.2   Reorganization Amendment to Management Incentive Unit Plan, dated December 31, 2001.  Incorporated by reference to Form 10-K of
          Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

INGERSOLL‑RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)

Description

10.3  Amended and Restated Director Deferred Compensation and Stock Award Plan.  Incorporated by reference to Form 10-K of Ingersoll-
         Rand Company for the year ended December 31, 2000, filed March 20, 2001.

10.4  First Amendment to Director Deferred Compensation and Stock Award Plan.  Incorporated by reference to Form 10-K of Ingersoll-Rand
         Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.5  Second Amendment to Director Deferred Compensation and Stock Award Plan.  Incorporated by reference to Form 10-K of Ingersoll-
         Rand Company Limited for the year ended December 31, 2003, filed February 27, 2004.

10.6   Third Amendment to Director Deferred Compensation and Stock Award Plan, dated December 31, 2004.  Incorporated by reference to
          Form 8-K of Ingersoll-Rand Company Limited, dated December 31, 2004, filed January 6, 2005.

10.7   Fourth Amendment to Director Deferred Compensation and Stock Award Plan, dated March 10, 2005.  Filed herewith.

10.8   Director Deferred Compensation and Stock Award Plan II, dated December 31, 2004. Incorporated by reference to Form 8-K of
          Ingersoll-Rand Company Limited, dated December 31, 2004, filed January 6, 2005.

10.9    First Amendment to Director Deferred Compensation and Stock Award Plan II, dated March 10,  2005.  Filed herewith.

10.10  Description of Bonus Arrangement for Sector Presidents of Ingersoll-Rand Company Limited.      Filed herewith.

10.11  Description of Bonus for Chairman, President and Staff Officers of Ingersoll-Rand Company.   Filed herewith.

10.12  Amended and Restated Form of Change of Control Agreement with Chairman, dated as of     December 1, 2003.  Incorporated by
           reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 2003, filed February 27, 2004.

10.13  Amended and Restated Form of Change of Control Agreement dated as of December 1, 2003, with selected executive officers of
           Ingersoll-Rand Company other than Chairman.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended
           December 31, 2003, filed February 27, 2004.

INGERSOLL‑RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)

Description

10.14    Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll-Rand Company.  Incorporated by reference to
             Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994

10.15    Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll-Rand Company. Incorporated by reference to
             Form 10-K for the year ended December 31, 1996, filed March 26, 1997.

10.16    Forms of insurance and related letter agreements with certain executive officers of Ingersoll-Rand Company. Incorporated by reference to
             Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

10.17   Amended and Restated Supplemental Pension Plan, dated January 1, 2003.  Incorporated by reference to Form 10-K of Ingersoll-Rand
            Company Limited for the year ended December 31, 2002, filed March 5, 2003.

10.18    First Amendment to the Amended and Restated Supplemental Pension Plan, dated January 1, 2003. Incorporated by reference to Form
             10-K of Ingersoll-Rand Company Limited for the     year ended December 31, 2003, filed February 27, 2004.

10.19     Amended and Restated Supplemental Employee Savings Plan, dated January 1, 2003.  Incorporated by reference to Form 10-K of
              Ingersoll-Rand Company Limited for the year ended December 31, 2002, filed March 5, 2003.

10.20     First Amendment to the Amended and Restated Supplemental Employee Savings Plan, dated January 1, 2003.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2003, filed February 27, 2004.

10.21     Incentive Stock Plan of 1995. Incorporated by reference to the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement
             dated March 15, 1995. See Appendix A of the Proxy Statement dated March 15, 1995.

10.22     Reorganization Amendment to Incentive Stock Plan of 1995, dated December 21, 2001.  Incorporated by reference to Form 10-K of
              Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.23     Senior Executive Performance Plan. Incorporated by reference to the Notice of 2000 Annual Meeting of Shareholders and Proxy
              Statement of Ingersoll-Rand Company, dated March 7, 2000.  See Appendix A of the Proxy Statement, dated March 7, 2000.

10.24     Amended and Restated Elected Officers Supplemental Plan, dated December 31, 2004.  Filed herewith.

INGERSOLL‑RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)

Description

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
             31, 2000, filed March 20, 2001.

10.26    First Amendment to Executive Deferred Compensation Plan, dated December 31, 2001.  Incorporated by reference to Form 10-K of
             Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.27    Second Amendment to Executive Deferred Compensation Plan, dated February 24, 2004.  Incorporated by reference to Form 10-K of
             Ingersoll-Rand Company Limited for the year ended December 31, 2003, filed February 27, 2004.

10.28   Third Amendment to Executive Deferred Compensation Plan, dated December 31, 2004.  Incorporated by reference to Form 8-K of
             Ingersoll-Rand Company Limited dated December 31, 2004, filed January 6, 2005.

10.29   Fourth Amendment to Executive Deferred Compensation Plan, dated March 10, 2005.  Filed herewith.

10.30   Executive Deferred Compensation Plan II, dated December 31, 2004.  Incorporated by reference to Form 8-K of Ingersoll-Rand
            Company Limited dated December 31, 2004, filed January 6, 2005.

10.31   First Amendment to Executive Deferred Compensation Plan II, dated March 10, 2005.  Filed herewith.

10.32   Incentive Stock Plan of 1998.  Incorporated by reference to Appendix A to the Notice of 1998 Annual Meeting of Shareholders and
            Proxy Statement of Ingersoll-Rand Company, dated March 17, 1998.

10.33   Amendment of Incentive Stock Plan of 1998, dated May 2, 2001.  Incorporated by reference to Form 10-K of Ingersoll-Rand Company
            Limited for the year ended December 31, 2001, filed March 13, 2002.

10.34   Reorganization Amendment to Incentive Stock Plan of 1998, dated December 21, 2001.  Incorporated by reference to Form 10-K of
            Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

10.35  Composite Employment Agreement with Chief Executive Officer.Incorporated by reference to Form 10-K for the year ended December
           31, 1999, filed March 30, 2000.

10.36  Employment Agreement with Timothy McLevish, Senior Vice President and Chief Financial Officer.  Incorporated by reference to Form
           10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2002, filed March 5, 2003.

INGERSOLL‑RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)

Description

10.37  Employment Agreement with Randy Smith, Senior Vice President. Incorporated by reference to Form 10-K of Ingersoll-Rand for the year ended December 31, 2000, filed March 20, 2001.

10.38  Employment Agreement with Sharon Elliott, Senior Vice President. Incorporated by reference  to Form 10-Q for the quarterly period ending June 30, 2003, filed August 13, 2003.

10.39  Employment Agreement with Michael Lamach, Senior Vice President.  Incorporated by reference to Form 10-K of Ingersoll-Rand for the year ended December 31, 2003, filed February 27, 2004.

12      Computations of Ratios of Earnings to Fixed Charges. Filed herewith.

13       Ingersoll‑Rand Company Limited Annual Report to Shareholders for 2004.  Filed herewith.

14       Ingersoll-Rand Company Limited Code of Ethics.  Filed herewith.

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
Date: March 14, 2005

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman, President, Chief
/S/ Herbert L. Henkel	Executive Officer and Director
	(Principal Executive Officer)	March 14, 2005
(Herbert L. Henkel)

Senior Vice President and
/S/ Timothy R. McLevish	Chief Financial Officer
	(Principal Financial Officer)	March 14, 2005
(Timothy R. McLevish)

/S/ Richard W. Randall	Vice President and Controller
	(Principal Accounting Officer)	March 14, 2005
(Richard W. Randall)

/S/ Ann C. Berzin

(Ann C. Berzin)	Director	March 14, 2005

/S/ George W. Buckley

(George W. Buckley)	Director	March 14, 2005

/S/ Peter C. Godsoe

(Peter C. Godsoe)	Director	March 14, 2005

/S/ Constance Horner

(Constance Horner)	Director	March 14, 2005

/S/ H. William Lichtenberger

(H. William Lichtenberger)	Director	March 14, 2005

/S/ Theodore E. Martin

(Theodore E. Martin)	Director	March 14, 2005

/S/ Patricia Nachtigal

(Patricia Nachtigal)	Director	March 14, 2005

/S/ Orin R. Smith

(Orin R. Smith)	Director	March 14, 2005

/S/ Richard J. Swift

(Richard J. Swift)	Director	March 14, 2005

/S/ Tony L. White

(Tony L. White)	Director	March 14, 2005