Form 10-Q
period 2005-03-31
INGERSOLL RAND CO LTD
filed 2005-05-05
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 1-985

INGERSOLL-RAND COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda		75-2993910
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Clarendon House
2 Church Street
Hamilton HM 11, Bermuda
(Address of principal executive offices)

(441) 295-2838
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes ☒   No ☐

The number of Class A common shares outstanding as of April 29, 2005 was 168,559,601.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Income Statement for the three months ended
March 31, 2005 and 2004

Condensed Consolidated Balance Sheet at March 31, 2005 and
December 31, 2004

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II	OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 6 - Exhibits

SIGNATURES

CERTIFICATIONS

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT

	Three months ended
	March 31,
In millions, except per share amounts	2005	2004
Net revenues	$2,458.8	$2,122.2
Cost of goods sold	1,810.7	1,554.5
Selling and administrative expenses	351.2	342.2
Operating income	296.9	225.5
Interest expense	(36.6)	(40.7)
Other income (expense), net	7.3	(3.5)
Earnings before income taxes	267.6	181.3
Provision for income taxes	35.3	18.5
Earnings from continuing operations	232.3	162.8
Discontinued operations, net of tax	(9.2)	16.7
Net earnings	223.1	179.5

Basic earnings per common share:
Earnings from continuing operations	$1.34	$0.93
Discontinued operations, net of tax	(0.05)	0.10
Net earnings	$1.29	$1.03

Diluted earnings per common share:
Earnings from continuing operations	$1.33	$0.92
Discontinued operations, net of tax	(0.05)	0.10
Net earnings	$1.28	$1.02

Dividends per common share	$0.25	$0.19

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET

In millions	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,024.5	$1,703.7
Accounts and notes receivable, net	1,713.2	1,498.4
Inventories	1,248.3	1,058.8
Prepaid expenses and deferred income taxes	390.7	348.8
Total current assets	4,376.7	4,609.7

Property, plant and equipment, net	1,085.7	1,013.2
Goodwill	4,502.7	4,211.0
Intangible assets, net	690.6	618.2
Other assets	876.9	962.5
Total assets	$11,532.6	$11,414.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$752.0	$684.0
Accrued expenses and other current liabilities	1,162.1	1,146.6
Accrued compensations and benefits	362.8	433.5
Current maturities of long-term debt and loans payable	689.8	612.8
Total current liabilities	2,966.7	2,876.9

Long-term debt	1,332.4	1,267.6
Postemployment and other benefit liabilities	1,036.5	1,018.1
Other noncurrent liabilities	525.7	518.2
Total liabilities	5,861.3	5,680.8

Shareholders' equity:
Class A common shares	171.5	173.1
Other shareholders' equity	5,522.1	5,497.9
Accumulated other comprehensive income	(22.3)	62.8
Total shareholders' equity	5,671.3	5,733.8
Total liabilities and shareholders' equity	$11,532.6	$11,414.6

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
In millions	2005	2004
Cash flows from operating activities:
Earnings from continuing operations	$232.3	$162.8
Adjustments to arrive at net cash used in operating activities:
Depreciation and amortization	51.9	41.9
Changes in assets and liabilities, net	(343.4)	(210.0)
Other, net	(5.4)	(19.0)
Net cash used in operating activities	(64.6)	(24.3)

Cash flows from investing activities:
Capital expenditures	(29.1)	(22.4)
Acquisitions, net of cash	(327.3)	—
Proceeds from sale of property, plant and equipment	5.5	7.5
Other, net	1.4	1.8
Net cash used in investing activities	(349.5)	(13.1)

Cash flows from financing activities:
Decrease in short-term borrowings	(13.4)	(0.9)
Proceeds from long-term debt	2.3	4.7
Payments of long-term debt	(21.4)	(1.3)
Net change in debt	(32.5)	2.5
Dividends paid	(43.1)	(33.2)
Proceeds from exercise of stock options	63.7	55.9
Repurchase of common shares	(242.7)	(205.6)
Net cash used in financing activities	(254.6)	(180.4)

Net cash used in discontinued operations	(9.4)	(4.3)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.1)

Effect of change in fiscal year end of businesses	—	(23.8)

Net decrease in cash and cash equivalents	(679.2)	(246.0)
Cash and cash equivalents - beginning of period	1,703.7	417.2
Cash and cash equivalents - end of period	$1,024.5	$171.2

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which included only normal recurring adjustments, necessary to present fairly the consolidated unaudited financial position at March 31, 2005, and results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying condensed consolidated financial statements restate the three months ended March 31, 2004 previously presented in order to report the Company’s Drilling Solutions and Dresser-Rand business units as discontinued operations.

Note 2 - Incentive Stock Plans
Under the Company’s incentive stock plans approved in 1990, 1995, and 1998, key employees have been granted options to purchase Class A common shares. The Company continues to account for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recognized for employee stock options since options granted are at prices not less than fair market value at the date of grant. These plans also authorize stock appreciation rights and stock-based awards which result in compensation expense. Additionally, the Company maintains a shareholder-approved Management Incentive Unit Award Plan, which results in compensation expense. Compensation expense is recognized as a result of vesting and the Company’s Class A common share price. Fluctuations in the Company’s Class A common share price increase or decrease the compensation expense.

The following table is presented in accordance with Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended
	March 31,
In millions, except per share amounts	2005	2004
Net earnings as reported	$223.1	$179.5
Add (Deduct): Stock-based employee compensation expense
(income) included in reported net income, net of tax	(2.8)	10.3
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of tax	4.6	16.2
Pro forma net earnings	$215.7	$173.6

Basic earnings per share:
As reported	$1.29	$1.03
Pro forma	1.25	1.00

Diluted earnings per share:
As reported	$1.28	$1.02
Pro forma	1.23	0.98

Note 3 - Inventories
Inventories are stated at cost, which is not in excess of market. Most U.S. manufactured inventories, excluding the Climate Control Technologies Segment, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first in, first out (FIFO) method. The composition of inventories is as follows:

In millions	March 31, 2005	December 31, 2004
Raw materials and supplies	$369.6	$359.4
Work-in-process	258.6	190.1
Finished goods	723.8	612.3
	1,352.0	1,161.8
Less - LIFO reserve	103.7	103.0
Total	$1,248.3	$1,058.8

Note 4 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2005, is as follows:

	Climate
	Control	Industrial	Bobcat and	Construction	Security
In millions	Technologies	Technologies	Club Car	Technologies	Technologies	Total
Balance at December 31, 2004	$2,618.7	$119.4	$801.4	$101.3	$570.2	$4,211.0
Acquisitions	0.6	—	—	—	342.0	342.6
Translation adjustments	(27.6)	(1.9)	(0.7)	(0.7)	(20.0)	(50.9)
Balance at March 31, 2005	$2,591.7	$117.5	$800.7	$100.6	$892.2	$4,502.7

In January of 2005, the Company acquired the remaining 70% interest in CISA, S.p.A. for $267.3 million in cash and the assumption of $244.4 million of debt. Based on the Company’s initial valuation of the net assets, the majority of the purchase price in excess of the net assets acquired has been preliminarily recorded to goodwill pending final valuation, which is expected to be completed during the second quarter of 2005. Additionally, the Company is finalizing its acquisition integration plan, which may include such actions that will further increase the amount recorded to goodwill. This plan is expected to be finalized during the second quarter of 2005.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	March 31, 2005		December 31, 2004
	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization
Customer relationships	$389.8	$47.1	$384.9	$44.5
Software	144.7	67.8	141.6	61.3
Trademarks	81.1	8.7	12.1	6.5
Other	78.1	34.9	71.6	35.1
Total amortizable intangible assets	693.7	158.5	610.2	147.4
Total indefinite lived intangible assets - trademarks	155.4	—	155.4	—
Total	$849.1	$158.5	$765.6	$147.4

Intangible asset amortization expense for the three months ended March 31, 2005 and 2004 was $11.8 million and $9.4 million, respectively. Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $37.3 million in 2006, $23.2 million in 2007, $17.7 million in 2008, $14.2 million in 2009 and $13.6 million in 2010.

Note 5 - Weighted-Average Common Shares
Information on basic and diluted shares is as follows:

	Three months ended March 31,
In millions	2005	2004
Weighted-average number of basic shares	172.4	174.2
Shares issuable under incentive stock plans	2.2	2.4
Weighted-average number of diluted shares	174.6	176.6

Diluted earnings per share computations for the three months ended March 31, 2004 excluded the weighted-average effect of the assumed exercise of approximately 0.1 million  shares issuable under stock benefit plans. These shares were excluded because the effect on the computation of earnings per share would be anti-dilutive.

Note 6 - Comprehensive Income
The components of comprehensive income are as follows:

	Three months ended March 31,
In millions	2005	2004
Net earnings	$223.1	$179.5
Other comprehensive income (loss):
Foreign currency translation adjustment	(90.7)	(5.2)
Change in fair value of derivatives qualifying as cash flow
hedges, net of tax	5.6	10.7
Comprehensive income	$138.0	$185.0

Included in accumulated other comprehensive income at March 31, 2005, is an $8.7 million loss related to the fair value of foreign currency derivatives qualifying as cash flow hedges, all of which is expected to be reclassified to earnings over the twelve-month period ending March 31, 2006. Additionally, approximately $2 million, related to an interest rate derivative qualified as a cash flow hedge of the forecasted issuance of debt, will be reclassified to earnings over the next 10 years. The actual amounts that will be reclassified to earnings over the next twelve months may vary from these amounts as a result of changes in market conditions. No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.

Note 7 - Commitments and Contingencies
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

All claims resolved to date have been dismissed or settled. For the quarter ended March 31, 2005, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $3.3 million as compared to $3.2 million for the quarter ended March 31, 2004.  The Company performs a thorough analysis, updated periodically, of its actual and potential asbestos liabilities projected seven years into the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation currently under consideration in Congress concerns pending and future asbestos-related personal injury claims. It is uncertain what effect, if any, passage of such legislation would have upon the Company’s financial position, results of operations or cash flows.

The Company sells product on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $5.5 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal and, historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

The Company has remained contingently liable for approximately $26.0 million relating to performance bonds associated with prior sale of products of IDP, which the Company divested in 2000. The acquirer of IDP is the primary obligor under these performance bonds. However, should the acquirer default under these arrangements the Company would be required to satisfy these financial obligations. The Company estimates that $12.2 million of the obligation will expire during 2005. The remainder extends through 2008.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $7.7 million at March 31, 2005. These amounts are not accrued as the Company intends on exporting the product to another country for final sale.

In connection with the disposition of certain businesses and facilities the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition. Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for the three months ended March 31, 2005:

In millions
Balance at December 31, 2004	$190.5
Reductions for payments	(23.0)
Accruals for warranties issued during the period	19.2
Changes to accruals related to preexisting warranties	2.3
Acquisitions	0.6
Translation	(1.3)
Balance at March 31, 2005	$188.3

Note 8 - Postretirement Benefits Other Than Pensions
The Company sponsors several postretirement plans that cover certain eligible employees. These plans provide for health care benefits and, in some instances, life insurance benefits. Postretirement health plans generally are contributory and contributions are adjusted annually. Life insurance plans for retirees are primarily noncontributory. The Company funds the postretirement benefit costs principally on a pay-as-you-go basis. The components of net periodic postretirement benefits cost for the quarters ended March 31, were as follows:

In millions	2005	2004
Service cost	$2.4	$2.7
Interest cost	13.5	14.9
Net amortization and deferral losses	2.5	3.7
Net postretirement benefit cost	$18.4	$21.3

Note 9 - Pension Plans
The Company has noncontributory pension plans covering substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula. The Company’s U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. In addition, the Company maintains other supplemental benefit plans for officers and other key employees. The components of the Company’s pension related costs for the quarters ended March 31, include the following:

In millions	2005	2004
Service cost	$12.7	$13.6
Interest cost	40.1	45.0
Expected return on plan assets	(54.6)	(55.9)
Net amortization of unrecognized:
Prior service costs	2.2	2.2
Transition amount	0.2	0.2
Plan net losses	4.9	5.4
Net pension cost	5.5	10.5
Settlement loss	2.1	—
Net pension cost after settlements	$7.6	$10.5

A settlement loss was recorded in the first quarter of 2005 as the result of lump sum distributions under supplemental benefit plans for officers and other key employees.

The Company made required employer contributions of $13 million to its pension plans in the first quarter of 2005. The Company contributed $15 million in required contributions and $40 million in discretionary contributions to its pension plans in the first quarter of 2004.

Note 10 - Business Segment Information
During the first quarter of 2005, the Company realigned its internal organization and operating segments to reflect its diversified structure and to promote greater transparency of results. The former Infrastructure segment has been disaggregated into two segments - the Bobcat and Club Car segment and the Construction Technologies segment. The other three segments will be made up of the same operating segments, with slightly different names. The former Climate Control segment is now the Climate Control Technologies segment; the Industrial Solutions segment is now the Industrial Technologies segment and the Security and Safety segment is now the Security Technologies segment. Drilling Solutions (formerly in the Infrastructure segment) and Dresser-Rand (formerly its own reportable segment), which were sold in 2004, are now shown in discontinued operations. The prior year segment results have been presented to conform to these changes.

A summary of operations by reportable segment is as follow:

	Three months ended March 31,
In millions	2005	2004
Net revenues
Bobcat and Club Car	$660.6	$506.5
Climate Control Technologies	639.4	637.5
Construction Technologies	269.6	220.1
Industrial Technologies	403.4	343.4
Security Technologies	485.8	414.7
Total	$2,458.8	$2,122.2

Operating income (loss)
Bobcat and Club Car	$108.5	$73.1
Climate Control Technologies	60.2	58.0
Construction Technologies	25.7	18.5
Industrial Technologies	47.3	33.8
Security Technologies	69.1	72.1
Unallocated corporate expense	(13.9)	(30.0)
Total	$296.9	$225.5

No significant changes in long-lived assets by geographic area have occurred since December 31, 2004.

Note 11 - IR New Jersey
IR-Limited has guaranteed all of the issued public debt securities of a wholly owned subsidiary, IR-New Jersey. The guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities. The following condensed consolidated financial information for IR-Limited, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends.

Condensed Consolidating Income Statement
For the three months ended March 31, 2005
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$—	$370.5	$2,088.3	$—	$2,458.8
Cost of goods sold	—	293.5	1,517.2	—	1,810.7
Selling and administrative expenses	—	74.7	276.5	—	351.2
Operating income	—	2.3	294.6	—	296.9
Equity earnings in affiliates (net of tax)	240.3	116.4	40.1	(396.8)	—
Interest expense	—	(27.8)	(8.8)	—	(36.6)
Intercompany interest and fees	(18.2)	(98.4)	116.6	—	—
Other income (expense), net	1.0	20.0	(13.7)	—	7.3
Earnings (loss) before income taxes	223.1	12.5	428.8	(396.8)	267.6
(Benefit) provision for income taxes	—	(32.1)	67.4	—	35.3
Earnings (loss) from continuing operations	223.1	44.6	361.4	(396.8)	232.3
Discontinued operations, net of tax	—	(4.4)	(4.8)	—	(9.2)
Net earnings (loss)	$223.1	$40.2	$356.6	$(396.8)	$223.1

Condensed Consolidating Income Statement
For the three months ended March 31, 2004
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Net revenues	$—	$300.0	$1,822.2	$—	$2,122.2
Cost of goods sold	—	240.0	1,314.5	—	1,554.5
Selling and administrative expenses	0.1	86.2	255.9	—	342.2
Operating (loss) income	(0.1)	(26.2)	251.8	—	225.5
Equity earnings in affiliates (net of tax)	182.7	103.7	13.5	(299.9)	—
Interest expense	—	(33.2)	(7.5)	—	(40.7)
Intercompany interest and fees	(1.7)	(92.8)	94.5	—	—
Other (expense) income, net	(1.4)	6.5	(8.6)	—	(3.5)
Earnings (loss) before income taxes	179.5	(42.0)	343.7	(299.9)	181.3
(Benefit) provision for income taxes	—	(60.5)	79.0	—	18.5
Earnings (loss) from continuing operations	179.5	18.5	264.7	(299.9)	162.8
Discontinued operations, net of tax	—	(5.0)	21.7	—	16.7
Net earnings (loss)	$179.5	$13.5	$286.4	$(299.9)	$179.5

Condensed Consolidating Balance Sheet
March 31, 2005

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$234.7	$490.2	$299.6	$—	$1,024.5
Accounts and notes receivable, net	0.3	298.2	1,414.7	—	1,713.2
Inventories, net	—	199.2	1,049.1	—	1,248.3
Prepaid expenses and deferred income taxes	—	97.3	293.4	—	390.7
Assets held for sale	—	—	—	—	—
Accounts and notes receivable affiliates	15.2	—	18,420.0	(18,435.2)	—
Total current assets	250.2	1,084.9	21,476.8	(18,435.2)	4,376.7

Investment in affiliates	6,733.1	11,494.5	17,541.1	(35,768.7)	—
Property, plant and equipment, net	—	231.7	854.0	—	1,085.7
Intangible assets, net	—	151.7	5,041.6	—	5,193.3
Other assets	—	648.0	228.9	—	876.9
Total assets	$6,983.3	$13,610.8	$45,142.4	$(54,203.9)	$11,532.6

Current liabilities:
Accounts payable and accruals	$4.9	$641.3	$1,630.7	$—	$2,276.9
Current maturities of long-term debt and loans payable	—	546.3	143.5	—	689.8
Liabilities held for sale	—	—	—	—	—
Accounts and note payable affiliates	1,302.9	1,144.0	15,988.3	(18,435.2)	—
Total current liabilities	1,307.8	2,331.6	17,762.5	(18,435.2)	2,966.7

Long-term debt	—	1,034.6	297.8	—	1,332.4
Note payable affiliate	—	3,647.4	—	(3,647.4)	—
Other noncurrent liabilities	4.2	1,111.0	447.0	—	1,562.2
Total liabilities	1,312.0	8,124.6	18,507.3	(22,082.6)	5,861.3

Shareholders' equity:
Class A common shares	179.8	—	(8.3)	—	171.5
Class B common shares	135.3	—	—	(135.3)	—
Common shares	—	—	2,362.8	(2,362.8)	—
Other shareholders' equity	9,994.0	6,127.9	28,661.7	(39,261.5)	5,522.1
Accumulated other comprehensive income	299.0	(184.2)	98.0	(235.1)	(22.3)
	10,608.1	5,943.7	31,114.2	(41,994.7)	5,671.3
Less: Contra account	(4,936.8)	(457.5)	(4,479.1)	9,873.4	—
Total shareholders' equity	5,671.3	5,486.2	26,635.1	(32,121.3)	5,671.3
Total liabilities and equity	$6,983.3	$13,610.8	$45,142.4	$(54,203.9)	$11,532.6

Condensed Consolidating Balance Sheet
December 31, 2004

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$236.8	$844.1	$622.8	$—	$1,703.7
Accounts and notes receivable, net	1.1	265.3	1,232.0	—	1,498.4
Inventories, net	—	152.7	906.1	—	1,058.8
Prepaid expenses and deferred income taxes	0.2	88.9	259.7	—	348.8
Accounts and notes receivable affiliates	51.0	—	17,573.9	(17,624.9)	—
Total current assets	289.1	1,351.0	20,594.5	(17,624.9)	4,609.7

Investment in affiliates	6,760.3	12,553.6	13,744.6	(33,058.5)	—
Property, plant and equipment, net	—	239.4	773.8	—	1,013.2
Intangible assets, net	—	151.4	4,677.8	—	4,829.2
Other assets	—	649.5	313.0	—	962.5
Total assets	$7,049.4	$14,944.9	$40,103.7	$(50,683.4)	$11,414.6

Current liabilities:
Accounts payable and accruals	$5.0	$481.1	$1,778.0	$—	$2,264.1
Current maturities of long-term debt and loans payable	—	546.3	66.5	—	612.8
Accounts and note payable affiliates	1,310.6	2,276.2	14,038.1	(17,624.9)	—
Total current liabilities	1,315.6	3,303.6	15,882.6	(17,624.9)	2,876.9

Long-term debt	—	1,048.3	219.3	—	1,267.6
Note payable affiliate	—	3,647.4	—	(3,647.4)	—
Other noncurrent liabilities	—	434.5	1,101.8	—	1,536.3
Total liabilities	1,315.6	8,433.8	17,203.7	(21,272.3)	5,680.8

Shareholders' equity:
Class A common shares	178.4	—	(5.3)	—	173.1
Class B common shares	135.3	—	—	(135.3)	—
Common shares	—	—	2,362.8	(2,362.8)	—
Other shareholders' equity	10,006.3	7,158.2	24,867.0	(36,533.6)	5,497.9
Accumulated other comprehensive income	384.2	(186.5)	185.5	(320.4)	62.8
	10,704.2	6,971.7	27,410.0	(39,352.1)	5,733.8
Less: Contra account	(4,970.4)	(460.6)	(4,510.0)	9,941.0	—
Total shareholders' equity	5,733.8	6,511.1	22,900.0	(29,411.1)	5,733.8
Total liabilities and equity	$7,049.4	$14,944.9	$40,103.7	$(50,683.4)	$11,414.6

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2005

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated

Net cash provided (used in) by operating activities	$11.1	$(334.5)	$258.8	$(64.6)

Cash flows from investing activities:
Capital expenditures	—	(5.1)	(24.0)	(29.1)
Investments and acquisitions, net of cash	—	—	(327.3)	(327.3)
Proceeds from sale of property, plant and equipment	—	0.9	4.6	5.5
Other, net	—	—	1.4	1.4
Net cash used in investing activities	—	(4.2)	(345.3)	(349.5)

Cash flows from financing activities:
Net change in debt	—	(13.7)	(18.8)	(32.5)
Dividends (paid) received	(76.9)	2.9	30.9	(43.1)
Proceeds from the exercise of stock options	63.7	—	—	63.7
Repurchase of common shares	—	—	(242.7)	(242.7)
Net cash used in financing activities	(13.2)	(10.8)	(230.6)	(254.6)

Net cash used in discontinued operations	—	(4.4)	(5.0)	(9.4)

Effect of exchange rate changes on cash and
cash equivalents	—	—	(1.1)	(1.1)

Net decrease in cash and cash equivalents	(2.1)	(353.9)	(323.2)	(679.2)
Cash and cash equivalents - beginning of period	236.8	844.1	622.8	1,703.7
Cash and cash equivalents - end of period	$234.7	$490.2	$299.6	$1,024.5

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2004

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated

Net cash (used in) provided by operating activities	$(152.6)	$(3.2)	$131.5	$(24.3)

Cash flows from investing activities:
Capital expenditures	—	(4.5)	(17.9)	(22.4)
Proceeds from sale of property, plant and equipment	—	—	7.5	7.5
Other, net	—	—	1.8	1.8
Net cash used in investing activities	—	(4.5)	(8.6)	(13.1)

Cash flows from financing activities:
Net change in debt	—	(0.7)	3.2	2.5
Dividends (paid) received	(58.9)	2.2	23.5	(33.2)
Proceeds from the exercise of stock options	55.9	—	—	55.9
Purchase of common shares	—	—	(205.6)	(205.6)
Net cash (used in) provided by financing activities	(3.0)	1.5	(178.9)	(180.4)

Net cash (used in) provided by discontinued operations	—	(4.6)	0.3	(4.3)

Effect of exchange rate changes on cash and
cash equivalents	—	—	(0.1)	(0.1)

Effect of change in fiscal year end of business	—	—	(23.8)	(23.8)

Net decrease in cash and cash equivalents	(155.6)	(10.8)	(79.6)	(246.0)
Cash and cash equivalents - beginning of period	160.5	104.1	152.6	417.2
Cash and cash equivalents - end of period	$4.9	$93.3	$73.0	$171.2

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary and Outlook
Ingersoll-Rand Company Limited (IR or the Company) is a leading innovation and solutions provider with strong brands and leading positions within its markets. The Company’s business segments are Bobcat and Club Car, Climate Control Technologies, Construction Technologies, Industrial Technologies and Security Technologies. The Company’s diverse product portfolio encompasses such leading industrial and commercial brands as Thermo King® transport temperature control equipment, Hussmann® commercial and retail refrigeration equipment, Ingersoll-Rand® industrial and construction equipment, Bobcat® compact construction equipment, Club Car® golf cars and utility vehicles and Schlage® locks and security solutions. In addition, IR offers products and services under many other premium brands for customers in industrial and commercial markets.

The Company seeks to drive shareholder value through three areas of emphasis: Dramatic Growth, by developing innovative solutions that improve our customers’ operations; Operational Excellence, by fostering a culture of continuous improvement and cost consciousness; and Dual Citizenship, by encouraging our employees’ active collaboration with colleagues across business units and geographic regions to achieve superior business outcomes. IR has substantially completed transforming its portfolio to become a more diversified company with strong growth prospects by divesting cyclical, low-growth, asset intensive businesses, and improving efficiencies, capabilities and products and services for its high-potential businesses. The Company expects to pursue bolt-on acquisitions, stock buybacks and dividend enhancements with the cash flow generated from operations and divestitures.

The following significant events occurred during the first quarter of 2005:

•
In January 2005, the Company completed the acquisition of the remaining 70% interest in Italy-based CISA S.p.A. (CISA) for $267.3 million in cash and the assumption of $244.4 million of debt. CISA manufactures an array of security products, including electronic locking systems, cylinders, door closers, and panic hardware, and also markets safes and padlocks. Also during the first quarter, the Company acquired ITO Emniyet (ITO) and the remaining 25% interest in Superay International Limited (Superay). ITO is an Istanbul, Turkey based company that markets and sells Turkey’s market-leading ITO brand of mechanical locks and architectural hardware. Superay is a manufacturer of pneumatic tools based in Changzhou, China. A 75% interest in Superay was originally purchased in 2002. Superay’s products are sold internationally, as well as in China, primarily under the Ingersoll-Rand brand name.

•	During the first quarter of 2005, the Company repurchased 3.0 million Class A common shares at a cost of approximately $242.7 million.

Revenues for the first quarter of 2005 were $2,458.8 million, a 16% increase compared with net revenues of $2,122.2 million in 2004. With the exception of Climate Control Technologies, all of the Company's business segments experienced double-digit revenue growth in the quarter compared to the 2004 first quarter: Bobcat and Club Car (30%), Construction Technologies (22%), Industrial Technologies (17%) and Security Technologies (17%). Climate Control Technologies revenues were comparable from period to period. Approximately 1% of the revenue increase was attributable to the favorable effects of currency translation. The Company attributes the improved revenue growth to its leadership position as a proven source of innovation in worldwide markets and gains in the recurring revenue stream.

For the first quarter of 2005, most of the Company’s business segments generated improved revenues, operating income and operating margins compared to 2004. These improved results were mostly attributable to increased volumes and improved product mix and higher prices, while material cost inflation continues to impact the Company’s margins. Productivity improvements also increased operating income for all segments.

The Company reported first quarter 2005 net earnings of $223.1 million, or diluted earnings per share of $1.28. Earnings from continuing operations for the first quarter of 2005 increased by 43% compared to 2004. The Company benefited from higher volumes and favorable product mix, productivity improvements in worldwide operations and reduced interest expense from the repayment of debt. The Company’s debt-to-capital ratio of 25.9% at March 31, 2005 was higher then the 24.3% at December 31, 2004 due to the assumption of debt from the CISA acquisition.

Results of Operations - Three Months Ended March 31, 2005 and 2004
Earnings from continuing operations for the first quarter of 2005 were $232.3 million, or diluted earnings per share of $1.33, compared with $162.8 million or $0.92 diluted earnings per share in the comparable quarter of 2004.

	Three months ended March 31,
Dollar amounts in millions	2005	2004
Net revenues	$2,458.8	$2,122.2
Cost of goods sold	1,810.7	1,554.5
Selling and administrative expenses	351.2	342.2
Operating income	$296.9	$225.5
Operating margin	12.1%	10.6%

Net Revenues
Revenues for the first quarter of 2005 increased by approximately 16% over the comparable quarter of 2004. Higher volumes and favorable product mix accounted for 9%, while acquisitions and pricing accounted for 3% and 2%, respectively, of the increase. The remaining increase was primarily attributable to currency exchange. Revenues in all geographic areas increased compared to the first quarter of 2004.

Cost of Goods Sold
Cost of goods sold in the first quarter of 2005 was 73.6% of revenues as compared to 73.2% in 2004. Purchase accounting costs from the CISA acquisition and higher material costs accounted for the majority of the increase in the cost of goods sold ratio. These negative effects were partially offset by the effects of divestitures and improvements in productivity.

Selling and Administrative Expenses
Selling and administrative expenses in the first quarter of 2005 were 14.3% of revenues as compared to 16.1% in 2004. The decrease in the ratio was primarily due to higher revenue and lower stock-based liability programs. The positive effects were partially offset by higher expenses due to acquisitions.

Operating Income
Operating income for the first quarter of 2005 increased by approximately 32%. The increase was mainly due to higher volumes, product mix, improved pricing and improved productivity. These positive effects were partially offset by increased material costs and purchase accounting costs.

Interest Expense
Interest expense for the first quarter of 2005 was $36.6 million, a decrease of $4.1 million from the first quarter of 2004. The decrease is primarily attributable to lower year-over-year debt levels.

Other Income (Expense), net
Other income (expense), net, includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income (expense), net, aggregated $7.3 million of income in the first quarter of 2005 as compared with $3.4 million of expense in 2004. The change is primarily attributable to favorable foreign currency exchange gains ($5.5 million) and higher interest income ($5.5 million).

Provision for Income Taxes
The Company’s first quarter 2005 provision for income taxes was $35.3 million, as compared to $18.5 million in 2004. This increase was predominantly related to the increase in profit before tax. The Company’s effective tax rate is higher at 13.2% in the first quarter of 2005 compared to 10.2% in the first quarter of 2004 due to increased income in higher tax jurisdictions, reduced by a one-time tax benefit of $4.9 million in 2005.

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law.  The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. An evaluation of the effects of the repatriation provision has begun; however, whether the provision will ultimately be utilized depends on a number of factors, including reviewing future technical corrections from Congress or guidance from the Treasury Department on key elements of the provision.  The evaluation of the effects of the repatriation provision will be completed within a reasonable period of time following the publication of the additional guidance. The Company is considering the impact of repatriation on a range of earnings of up to $525 million, and the corresponding income taxes may be as much as approximately $65 million. The resulting income tax, if any, will be provided in the Company’s financial statements in the quarter in which the evaluation and approvals have been completed.

Backlog
Incoming orders for the first quarter of 2005 totaled $2.7 billion, which was approximately $200 million greater than the first quarter of 2004. The Company’s backlog of orders at March 31, 2005, believed to be firm, was $1.2 billion, which is approximately $200 million greater than the balance from December 31, 2004.

Discontinued Operations
Discontinued operations, net of tax, for the first quarter of 2005 amounted to expense of $9.2 million compared to $16.7 million of income for the first quarter of 2004. The first quarter of 2004 included $19.4 million (after tax) recorded for claims filed under the Continued Dumping and Subsidy Offset Act of 2000, and the results of operations for divested businesses for the period owned by the Company. In addition, retained costs, mainly related to asbestos liability claims and employee benefit costs, were higher in the first quarter of 2005.

Review of Business Segments
During the first quarter of 2005, the Company realigned its internal organization and operating segments to reflect its diversified structure and to promote greater transparency of results. The former Infrastructure segment has been disaggregated into two segments - the Bobcat and Club Car segment and the Construction Technologies segment. The other three segments will be made up of the same operating segments, with slightly different names. The former Climate Control segment is now the Climate Control Technologies segment; the Industrial Solutions segment is now the Industrial Technologies segment and the Security and Safety segment is now the Security Technologies segment. Drilling Solutions (formerly in the Infrastructure segment) and Dresser-Rand (formerly its own reportable segment), which were sold in 2004, are now shown in discontinued operations. The prior year segment results have been presented to conform to these changes.

Bobcat and Club Car
The Bobcat and Club Car segment is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators and golf and utility vehicles.

	Three months ended March 31,
Dollar amounts in millions	2005	2004
Net revenues	$660.6	$506.5
Operating income	108.5	73.1
Operating margin	16.4%	14.4%

Bobcat and Club Car revenues for the first quarter of 2005 increased by approximately 30% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 26% of the increase. The remaining 4% increase was mostly due to improved pricing. Operating income and margins for the first quarter of 2005 also increased significantly. Higher volumes and product mix and improved pricing increased operating income by $38.2 million and $19.0 million, respectively, during the quarter. These positive effects were partially offset by higher material costs of $22.0 million.

Bobcat revenues increased by more than 30% compared to last year due to new product introductions, strong North American markets and higher aftermarket parts and attachments sales. Club Car revenues increased by 23% compared with the first quarter of 2004 due to increased market share as a result of the demand for the Precedent golf car and other new product sales.

Climate Control Technologies
Climate Control Technologies provides solutions to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.

	Three months ended March 31,
Dollar amounts in millions	2005	2004
Net revenues	$639.4	$637.5
Operating income	60.2	58.0
Operating margin	9.4%	9.1%

Climate Control Technologies’ revenues for the first quarter of 2005 were comparable to 2004. Increases from the effects of currency and improved pricing were offset by lower volumes. Operating income and margins for the first quarter of 2005 improved slightly. Pricing and improved productivity increased operating income by $7.0 million and $9.3 million, respectively. These positive effects were mostly offset by higher material costs of $14.8 million.

Climate Control Technologies had mixed regional results. The North American operations had a 3% increase in revenue as strong volume in the truck and trailer business overcame a decline in display case shipments. North American operating income declined as increased material costs more than offset the increase in volume and product mix and improved pricing. International revenues declined 4% as European markets for trailers and supermarket display cases declined, offsetting growth in truck and bus air conditioning. In Asia, bus air conditioning, truck and trailer markets continued to improve.

Construction Technologies
Construction Technologies is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment and light towers. It is comprised of Utility Equipment and Road Development.

	Three months ended March 31,
Dollar amounts in millions	2005	2004
Net revenues	$269.6	$220.1
Operating income	25.7	18.5
Operating margin	9.5%	8.4%

Construction Technologies’ revenues for the first quarter of 2005 increased by approximately 22% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 17% of the increase. The remaining increase was due to improved pricing and the effects of currency translation, which accounted for approximately 3% and 2%, respectively. Operating income and margins for the first quarter of 2005 also increased significantly. Higher volumes and product mix and pricing increased operating income by $8.2 million and $7.5 million, respectively, during the quarter. Additionally, improved productivity had a positive impact. These positive effects were partially offset by higher material costs of $9.9 million.

Road Development revenues also increased substantially as a result of improved North American and European markets, as well as growth in national accounts. Utility equipment also had a strong revenue increase, mainly in North America. Operating income and margins improved reflecting higher volumes and product mix and improved pricing.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid power production and energy generation systems.

	Three months ended March 31,
Dollar amounts in millions	2005	2004
Net revenues	$403.4	$343.4
Operating income	47.3	33.8
Operating margin	11.7%	9.8%

Industrial Technologies’ revenues for the first quarter of 2005 increased by approximately 17% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 14% of the increase. The remaining increase was mostly due to improved pricing. Operating income and margins for the first quarter of 2005 also increased significantly. Higher volumes and product mix increased operating income by $10.1 million, while improved pricing also contributed to the increase.

Industrial Technologies’ revenues and operating income benefited from higher volumes and product mix in the Air Solutions and Productivity Solutions businesses. Air Solutions had gains in North America and increased revenues from new product introductions. Productivity Solutions improvement came mainly from growth in the industrial markets and vehicle service business. New product margins added to the overall operating margins in the segment.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software.

	Three months ended March 31,
Dollar amounts in millions	2005	2004
Net revenues	$485.8	$414.7
Operating income	69.1	72.1
Operating margin	14.2%	17.4%

Security Technologies revenues for the first quarter of 2005 increased by approximately 17% compared to 2004. The increase was mainly attributable to the acquisition of CISA, which increased revenues by 15%. The majority of the remaining increase was due to improved pricing. Improved pricing and productivity improvements increased operating income by $12.0 million and $5.5 million, respectively, while CISA operations also contributed. These increases were more than offset by higher material costs of $10.5 million, lower volume and product mix of $5.9 million and other costs such as purchase accounting costs related to the CISA acquisition of $8.1 million.

Security Technologies revenues and operating income benefited from strong electronic access-control results attributable to growing market demand, as well as increased demand in the residential and commercial businesses in North America. International sales declined slightly without the effect of the CISA acquisition.

Liquidity and Capital Resources
The Company’s primary source for liquidity has been operating cash flow. Net cash used in operating activities in the first quarter of 2005 and 2004 was $64.6 million and $24.3 million, respectively. The increase in net cash used in operating activities in the first quarter of 2005 is primarily attributable to higher accounts receivable and inventory due to the increased production and sales volume, partially offset by higher earnings in 2005.

Net cash used in investing activities in the first quarter of 2005 and 2004 was $349.5 million and $13.1 million, respectively. The increase in cash used related to cash paid for acquisitions, particularly the $267.3 million for the CISA acquisition, during the first quarter of 2005.

Net cash used in financing activities in the first quarter of 2005 was $254.6 million compared to $180.4 million in 2004. The increase reflects the net cash payment of debt of $32.5 million during the first quarter of 2005 and the increase in cash used for the repurchase of Class A common shares, which was $242.7 million and $205.6 million in the first quarter of 2005 and 2004, respectively. An additional 3.0 million Class A common shares were repurchased during April 2005.

The Company’s debt-to-total capital ratio at March 31, 2005 was 25.9%, compared to 24.3% at December 31, 2004. The increase in the ratio represents the assumption of approximately $244.4 million of debt related to the CISA acquisition. The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items. As of March 31, 2005, the Company’s debt-to-total capital ratio was significantly beneath this limit.

The Company’s working capital was $1,410.0 million at March 31, 2005, compared to $1,732.8 million at December 31, 2004. The change was due primarily to a lower cash balance at March 31, 2005 resulting from acquisitions, share repurchases and dividend payments. This decrease was partially offset by an increase in accounts receivable from increased sales and a planned increase in inventory due to expected sales volumes.

During the three months ended March 31, 2005, foreign currency translation adjustments resulted in a net decrease of $90.7 million in shareholders’ equity due to the increased value of the U.S. Dollar.

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

All claims resolved to date have been dismissed or settled. For the quarter ended March 31, 2005, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $3.3 million as compared to $3.2 million for the quarter ended March 31, 2004.  The Company performs a thorough analysis, updated periodically, of its actual and potential asbestos liabilities projected seven years into the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation currently under consideration in Congress concerns pending and future asbestos-related personal injury claims. It is uncertain what effect, if any, passage of such legislation would have upon the Company’s financial position, results of operations or cash flows.

New Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is evaluating the impact that the adoption of SFAS 151 will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued. This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees. In accordance with a recently issued U.S. Securities and Exchange Commission rule, the Company will delay implementation of SFAS 123(R) until January 1, 2006. The Company is evaluating the transition applications and the impact the adoption of SFAS 123(R) will have on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29, with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB released Financial Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). The American Jobs Creation Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP 109-2 allows for time for enterprises beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The evaluation of the effects of the repatriation provision will be completed within a reasonable period of time following the publication of the additional guidance. The Company is considering the impact of repatriation on a range of earnings of up to $525 million, and the corresponding income taxes may be as much as approximately $65 million. The resulting income tax, if any, will be provided in the Company’s financial statements in the quarter in which the evaluation and approvals have been completed.

Safe Harbor Statement
Information provided by the Company in reports such as this report on Form 10-Q, in press releases and in statements made by employees in oral discussions, to the extent the information is not historical fact, constitutes “forward looking statements” within the meaning of regulations under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements by their nature involve risk and uncertainty.

The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions, results, performance or achievements to differ from those expected by the Company: changes in the rate of economic growth in the United States and in other major international economies; significant changes in trade, monetary and fiscal policies worldwide; tax legislation; currency fluctuations among the U.S. dollar and other currencies; political factors or changes; demand for Company products and services; distributor inventory levels; failure to achieve the Company’s productivity targets; and competitor actions including unanticipated pricing actions or new product introductions.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s risk factors and uncertainties, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report incorporated by reference in Form 10-K for the period ended December 31, 2004.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, on November 10, 2004, the SEC issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil For Food Program.  The Company has provided the SEC with information responsive to the Order and will continue to do so in full cooperation with the SEC.

See also the discussion under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Part I, Item 1, Note 7 to the Consolidated Condensed Financial Statements.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its Class A common shares during the first quarter of 2005:

				Maximum number
			Total number	of shares still
	Total number	Average	of shares	available to be
	of shares	price paid	purchased as	purchased under
Period	purchased	per share	part of program	the program
1/01/2005 - 1/31/2005	1,000,000	$75.21	1,000,000	7,000,000
2/01/2005 - 2/29/2005	—	—	—	7,000,000
3/01/2005 - 3/31/2005	2,000,000	$83.76	2,000,000	5,000,000
Total	3,000,000		3,000,000

On August 4, 2004, the Board of Directors of the Company authorized the repurchase of up to 10 million shares of the Company’s Class A common shares. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. As of March 31, 2005, the Company has purchased 5 million of the 10 million shares allowable under the program. An additional 3 million Class A common shares were repurchased during April 2005. This long-term repurchase program will serve primarily to offset dilution from the Company’s incentive stock plan.

Item 6 - Exhibits

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