Form 10-Q
period 2005-06-30
INGERSOLL RAND CO LTD
filed 2005-08-05
CIK 1160497

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or

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

The number of Class A common shares outstanding as of July 29, 2005 was 168,657,230.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Income Statement for the three and six months ended
June 30, 2005 and 2004

Condensed Consolidated Balance Sheet at June 30, 2005 and December 31,
2004

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II	OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Unregistered Sales of Securities and Use of Proceeds

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits

SIGNATURES

CERTIFICATIONS

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2005	2004	2005	2004
Net revenues	$2,759.5	$2,444.4	$5,218.3	$4,566.6
Cost of goods sold	2,019.1	1,783.0	3,829.8	3,337.6
Selling and administrative expenses	361.3	342.7	712.5	684.9
Operating income	379.1	318.7	676.0	544.1
Interest expense	(37.7)	(39.7)	(74.2)	(80.4)
Other income (expense), net	10.2	(1.5)	17.4	(4.9)
Earnings before income taxes	351.6	277.5	619.2	458.8
Provision for income taxes	59.8	38.3	95.1	56.9
Earnings from continuing operations	291.8	239.2	524.1	401.9
Discontinued operations, net of tax	(6.4)	47.0	(15.6)	63.8
Net earnings	$285.4	$286.2	$508.5	$465.7

Basic earnings per common share:
Earnings from continuing operations	$1.72	$1.38	$3.07	$2.31
Discontinued operations, net of tax	(0.03)	0.27	(0.09)	0.37
Net earnings	$1.69	$1.65	$2.98	$2.68

Diluted earnings per common share:
Earnings from continuing operations	$1.71	$1.36	$3.03	$2.28
Discontinued operations, net of tax	(0.04)	0.27	(0.09)	0.36
Net earnings	$1.67	$1.63	$2.94	$2.64

Dividends per common share	$0.25	$0.19	$0.50	$0.38

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET

In millions	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$915.6	$1,703.7
Accounts and notes receivable, net	1,786.1	1,498.4
Inventories	1,210.8	1,058.8
Prepaid expenses and deferred income taxes	360.2	348.8
Total current assets	4,272.7	4,609.7

Property, plant and equipment, net	1,073.0	1,013.2
Goodwill	4,464.3	4,211.0
Intangible assets, net	792.5	618.2
Other assets	950.3	962.5
Total assets	$11,552.8	$11,414.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$772.7	$684.0
Accrued expenses and other current liabilities	1,076.2	1,146.6
Accrued compensation and benefits	364.8	433.5
Current maturities of long-term debt and loans payable	983.9	612.8
Total current liabilities	3,197.6	2,876.9

Long-term debt	1,189.7	1,267.6
Postemployment and other benefit liabilities	1,036.3	1,018.1
Other noncurrent liabilities	570.9	518.2
Total liabilities	5,994.5	5,680.8

Shareholders' equity:
Class A common shares	168.6	173.1
Other shareholders' equity	5,539.8	5,497.9
Accumulated other comprehensive income	(150.1)	62.8
Total shareholders' equity	5,558.3	5,733.8
Total liabilities and shareholders' equity	$11,552.8	$11,414.6

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
In millions	2005	2004
Cash flows from operating activities:
Earnings from continuing operations	524.1	401.9
Adjustments to arrive at net cash used in operating activities:
Depreciation and amortization	98.0	87.0
Changes in other assets and liabilities, net	(451.9)	(271.2)
Other, net	(45.8)	33.3
Net cash provided by operating activities	124.4	251.0

Cash flows from investing activities:
Capital expenditures	(58.2)	(43.8)
Acquisitions, net of cash	(412.0)	(21.2)
Proceeds from business disposition	3.7	196.5
Proceeds from sale of property, plant and equipment	9.0	27.2
Other, net	4.5	2.3
Net cash (used in) provided by investing activities	(453.0)	161.0

Cash flows from financing activities:
Decrease in short-term borrowings	(21.9)	(6.1)
Proceeds from long-term debt	300.4	1.1
Payments of long-term debt	(151.2)	(252.0)
Net change in debt	127.3	(257.0)
Dividends paid	(85.3)	(66.1)
Proceeds from exercise of stock options	69.5	90.9
Redemption of preferred stock of subsidiary	(63.3)	-
Purchase of treasury shares	(478.6)	(215.8)
Net cash used in financing activities	(430.4)	(448.0)

Net cash used in discontinued operations	(17.9)	(5.1)

Effect of exchange rate changes on cash and cash equivalents	(11.2)	(1.9)

Effect of change in fiscal year end of business	-	(23.8)

Net decrease in cash and cash equivalents	(788.1)	(66.8)
Cash and cash equivalents - beginning of period	1,703.7	417.2
Cash and cash equivalents - end of period	$915.6	$350.4

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial position, results of operations and cash flows for all periods presented.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying condensed consolidated financial statements restate the three and six months ended June 30, 2004, previously presented in order to report the Company’s Dresser-Rand business unit as discontinued operations.

Note 2 - Incentive Stock Plans
Under the Company’s incentive stock plans, approved in 1995 and 1998, key employees have been granted options to purchase Class A common shares. The Company continues to account for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recognized for employee stock options since options granted are at prices not less than fair market value at the date of grant. The plans also authorize stock appreciation rights and stock awards, which result in compensation expense. Additionally, the Company maintains a shareholder-approved Management Incentive Unit Award Plan, which results in compensation expense. Compensation expense is recognized as a result of vesting and the Company’s Class A common share price. Fluctuations in the Company’s Class A common share price increase or decrease compensation expense.

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

	Three months		Six months
	ended June 30,		ended June 30,
In millions, except per share amounts	2005	2004	2005	2004
Net earnings, as reported	$285.4	$286.2	$508.5	$465.7
Add (Deduct): Stock-based employee compensation
(income) expense included in reported net
income, net of tax	(4.4)	0.7	(7.2)	11.0
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	4.0	7.8	8.6	24.0
Pro forma net earnings	$277.0	$279.1	$492.7	$452.7

Basic earnings per share:
As reported	$1.69	$1.65	$2.98	$2.68
Pro forma	1.64	1.61	2.88	2.60

Diluted earnings per share:
As reported	$1.67	$1.63	$2.94	$2.64
Pro forma	1.62	1.59	2.85	2.56

Note 3 - Inventories
Inventories are stated at cost, which is not in excess of market. Most U.S. manufactured inventories, excluding the Climate Control Technologies segment, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories is as follows:

In millions	June 30, 2005	December 31, 2004
Raw materials and supplies	$422.2	$359.4
Work-in-process	223.9	190.1
Finished goods	668.8	612.3
	1,314.9	1,161.8
Less - LIFO reserve	104.1	103.0
Total	$1,210.8	$1,058.8

Note 4 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2005, is as follows:

	Climate	Compact
	Control	Vehicle	Construction	Industrial	Security
In millions	Technologies	Technologies	Technologies	Technologies	Technologies	Total
Balance at December 31, 2004	$2,618.7	$801.4	$101.3	$119.4	$570.2	$4,211.0
Acquisitions	0.6	1.1	14.0	20.9	340.5	377.1
Translation adjustments	(60.8)	(3.5)	(1.2)	(4.4)	(53.9)	(123.8)
Balance at June 30, 2005	$2,558.5	$799.0	$114.1	$135.9	$856.8	$4,464.3

In January 2005, the Company acquired the remaining 70% interest in CISA, S.p.A. for $267.3 million in cash and the assumption of $244.4 million of debt. The Company is commencing its acquisition integration plan, which will include such actions as facility closures and severance that will result in recording additional goodwill. This plan will be finalized during the third quarter of 2005. Additionally, the Company may record adjustments to goodwill from the finalization of estimates.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	June 30, 2005		December 31, 2004
	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization
Customer relationships	$476.8	$51.2	$384.9	$44.5
Software	146.4	73.9	141.6	61.3
Trademarks	93.0	3.3	12.1	6.5
Other	87.6	38.1	71.6	35.1
Total amortizable intangible assets	803.8	166.5	610.2	147.4
Total indefinite lived intangible assets - trademarks	155.2	-	155.4	-
Total	$959.0	$166.5	$765.6	$147.4

Intangible asset amortization expense for the three months ended June 30, 2005 and 2004 was $14.8 million and $7.4 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2005 and 2004 was $26.6 million and $16.7 million, respectively. Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $48.9 million in 2006, $34.7 million in 2007, $29.3 million in 2008, $25.8 million in 2009, and $23.6 million in 2010.

Note 5 - Weighted-Average Common Shares
Information on basic and diluted shares is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2005	2004	2005	2004
Weighted-average number of basic shares	169.3	173.1	170.8	173.8
Shares issuable under incentive stock plans	1.8	2.2	2.0	2.3
Weighted-average number of diluted shares	171.1	175.3	172.8	176.1

Diluted earnings per share computations for the three months ended June 30, 2005 and 2004 excluded the weighted-average effect of the assumed exercise of approximately 2.9 million and 0.1 million shares issuable under stock benefit plans, respectively. Excluded for the six months ended June 30, 2004 were 0.1 million shares. These shares were excluded because the effect on the computation of earnings per share would be anti-dilutive.

Note 6 - Comprehensive Income
The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2005	2004	2005	2004
Net earnings	$285.4	$286.2	$508.5	$465.7
Other comprehensive income:
Foreign currency translation adjustment	(128.3)	(21.1)	(219.0)	(26.3)
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax	0.5	1.7	6.1	12.4
Comprehensive income	$157.6	$266.8	$295.6	$451.8

Included in accumulated other comprehensive income at June 30, 2005, is a $2.5 million gain related to the fair value of foreign currency derivatives qualifying as cash flow hedges, all of which is expected to be reclassified to earnings over the twelve-month period ending June 30, 2006. Additionally, an $8.6 million loss, related to an interest rate derivative qualified as a cash flow hedge of the forecasted issuance of debt, is included in accumulated other comprehensive income at June 30, 2005. During the next twelve months, $0.9 million is expected to be reclassified to earnings, with the total being reclassified over the next 10 years. The actual amounts that will be reclassified to earnings over the next twelve months may vary from these amounts as a result of changes in market conditions. No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.

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

Ingersoll-Rand Company (IR-New Jersey), a Company subsidiary, is a defendant in numerous asbestos-related lawsuits in state and federal courts. In virtually all of the suits a large number of other companies have also been named as defendants. The claims against IR-New Jersey generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets, purchased from third-party suppliers.

All claims resolved to date have been dismissed or settled. For the six months ended June 30, 2005, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $7.7 million as compared to $7.9 million for the six months ended June 30, 2004. The Company performs a thorough analysis, updated periodically, of its actual and potential asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these liabilities are not likely to have a material effect on its financial position, results of operations, liquidity or cash flows.

Legislation currently under consideration in Congress concerns pending and future asbestos-related personal injury claims. It is uncertain what effect, if any, passage of such legislation would have upon the Company’s financial position, results of operations or cash flows.

The Company sells product on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $5.7 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

The Company has remained contingently liable for approximately $25.7 million relating to performance bonds associated with prior sale of products of IDP, which the Company divested in 2000. The acquirer of IDP is the primary obligor under these performance bonds. However, should the acquirer default under these arrangements the Company would be required to satisfy these financial obligations. The Company estimates that $11.9 million of the obligation will expire during the second half of 2005. The remainder extends through 2008.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $6.7 million at June 30, 2005. These amounts are not accrued as the Company intends on exporting the product to another country for final sale.

In connection with the disposition of certain businesses and facilities, the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition. Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for the six months ended June 30, 2005:

In millions
Beginning balance	$190.5
Reductions for payments	(45.2)
Accruals for warranties issued during the period	39.4
Changes to accruals related to preexisting warranties	4.3
Acquisitions	0.5
Translation	(4.0)
Ending balance	$185.5

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

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2005	2004	2005	2004
Service cost	$2.5	$2.6	$4.9	$5.3
Interest cost	13.5	14.1	27.0	29.0
Net amortization and deferral losses	2.6	2.2	5.1	5.9
Net postretirement benefit expense	$18.6	$18.9	$37.0	$40.2

Note 9 - Pension Plans
The Company has noncontributory pension plans covering substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula. The Company’s U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans provide benefits based on an earnings formula and years of service. In addition, the Company maintains other supplemental benefit plans for officers and other key employees. The components of the Company’s pension related costs for the three and six months ended June 30, include the following:

	June 30,		June 30,
In millions	2005	2004	2005	2004
Service cost	$13.3	$12.7	$26.0	$26.3
Interest cost	40.3	44.9	80.4	89.9
Expected return on plan assets	(53.0)	(56.0)	(107.6)	(111.9)
Net amortization of unrecognized:
Prior service costs	2.0	2.1	4.2	4.3
Transition amount	0.3	0.2	0.5	0.4
Plan net losses	6.2	5.5	11.1	10.9
Net pension cost	9.1	9.4	14.6	19.9
Curtailment/settlement losses	-	0.6	2.1	0.6
Net pension cost after curtailments/settlements	$9.1	$10.0	$16.7	$20.5

A settlement loss was recorded in the first quarter of 2005 as a result of lump sum distributions under supplemental benefit plans for officers and other key employees. The curtailment loss in the second quarter of 2004 relates to a non-U.S. location included in the sale of Drilling Solutions.

The Company made required contributions of $15.9 million to its pension plans during the six months ended June 30, 2005. The Company contributed $17.0 million in required contributions and $40.0 million in discretionary contributions to its pension plans during the six months ended June 30, 2004.

Note 10 - Business Segment Information
During the first quarter of 2005, the Company realigned its internal organization and operating segments to reflect its diversified structure and to promote greater transparency of results. The former Infrastructure segment has been disaggregated into two segments - the Compact Vehicle Technologies segment (formerly named the Bobcat and Club Car segment in the first quarter) and the Construction Technologies segment. Dresser-Rand (formerly its own reportable segment), which was sold in 2004, is now shown in discontinued operations. The prior year segment results have been presented to conform to these changes.

A summary of operations by reportable segment is as follow:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2005	2004	2005	2004
Net revenues
Climate Control Technologies	$728.0	$727.3	$1,367.4	$1,364.8
Compact Vehicle Technologies	726.7	604.1	1,387.3	1,110.6
Construction Technologies	343.1	282.4	612.6	502.5
Industrial Technologies	432.2	388.0	835.7	731.4
Security Technologies	529.5	442.6	1,015.3	857.3
Total	$2,759.5	$2,444.4	$5,218.3	$4,566.6

Operating income (loss)
Climate Control Technologies	$83.7	$91.5	$143.9	$149.5
Compact Vehicle Technologies	117.2	98.6	225.7	171.7
Construction Technologies	41.8	37.1	67.5	55.6
Industrial Technologies	59.1	43.3	106.4	77.1
Security Technologies	94.9	62.6	163.9	134.7
Unallocated corporate expense	(17.6)	(14.4)	(31.4)	(44.5)
Total	$379.1	$318.7	$676.0	$544.1

No significant changes in long-lived assets by geographic area have occurred since December 31, 2004.

Note 11 - IR New Jersey
IR-Limited has guaranteed all of the issued public debt securities of a wholly owned subsidiary, IR-New Jersey, while certain debt of IR-Limited is guaranteed by IR-New Jersey. The guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities. The following condensed consolidated financial information for IR-Limited, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends.

Condensed Consolidating Income Statement
For the three months ended June 30, 2005

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$440.5	$2,319.0	$-	$2,759.5
Cost of goods sold	-	334.5	1,684.6	-	2,019.1
Selling and administrative expenses	-	76.5	284.8	-	361.3
Operating income	-	29.5	349.6	-	379.1
Equity earnings in affiliates (net of tax)	289.9	158.8	98.0	(546.7)	-
Interest expense	(1.9)	(26.6)	(9.2)	-	(37.7)
Intercompany interest and fees	(2.3)	(93.6)	95.9	-	-
Other income (expense), net	(0.3)	7.7	2.8	-	10.2
Earnings before income taxes	285.4	75.8	537.1	(546.7)	351.6
(Benefit) provision for income taxes	-	(26.0)	85.8	-	59.8
Earnings (loss) from continuing operations	285.4	101.8	451.3	(546.7)	291.8
Discontinued operations, net of tax	-	(4.0)	(2.4)	-	(6.4)
Net earnings	$285.4	$97.8	$448.9	$(546.7)	$285.4

Condensed Consolidating Income Statement
For the six months ended June 30, 2005

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$811.0	$4,407.3	$-	$5,218.3
Cost of goods sold	-	628.0	3,201.8	-	3,829.8
Selling and administrative expenses	-	151.2	561.3	-	712.5
Operating income	-	31.8	644.2	-	676.0
Equity earnings in affiliates (net of tax)	530.2	275.2	138.1	(943.5)	-
Interest expense	(1.9)	(54.4)	(17.9)	-	(74.2)
Intercompany interest and fees	(20.5)	(192.0)	212.5	-	-
Other income (expense), net	0.7	27.7	(11.0)	-	17.4
Earnings before income taxes	508.5	88.3	965.9	(943.5)	619.2
(Benefit) provision for income taxes	-	(58.1)	153.2	-	95.1
Earnings (loss) from continuing operations	508.5	146.4	812.7	(943.5)	524.1
Discontinued operations, net of tax	-	(8.4)	(7.2)	-	(15.6)
Net earnings	$508.5	$138.0	$805.5	$(943.5)	$508.5

Condensed Consolidating Income Statement
For the three months ended June 30, 2004

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$362.6	$2,081.8	$-	$2,444.4
Cost of goods sold	-	280.9	1,502.1	-	1,783.0
Selling and administrative expenses	(0.1)	76.5	266.3	-	342.7
Operating income	0.1	5.2	313.4	-	318.7
Equity earnings in affiliates (net of tax)	288.3	185.2	153.4	(626.9)	-
Interest expense	(0.2)	(31.7)	(7.8)	-	(39.7)
Intercompany interest and fees	(1.0)	(89.4)	90.4	-	-
Other income (expense), net	(1.0)	29.5	(30.0)	-	(1.5)
Earnings before income taxes	286.2	98.8	519.4	(626.9)	277.5
(Benefit) provision for income taxes	-	(29.4)	67.7	-	38.3
Earnings (loss) from continuing operations	286.2	128.2	451.7	(626.9)	239.2
Discontinued operations, net of tax	-	25.2	21.8	-	47.0
Net earnings	$286.2	$153.4	$473.5	$(626.9)	$286.2

Condensed Consolidating Income Statement
For the six months ended June 30, 2004

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$662.6	$3,904.0	$-	$4,566.6
Cost of goods sold	-	520.9	2,816.7	-	3,337.6
Selling and administrative expenses	-	162.7	522.2	-	684.9
Operating income	-	(21.0)	565.1	-	544.1
Equity earnings in affiliates (net of tax)	471.0	288.9	166.9	(926.8)	-
Interest expense	(0.2)	(64.9)	(15.3)	-	(80.4)
Intercompany interest and fees	(2.7)	(182.2)	184.9	-	-
Other income (expense), net	(2.4)	36.0	(38.5)	-	(4.9)
Earnings before income taxes	465.7	56.8	863.1	(926.8)	458.8
(Benefit) provision for income taxes	-	(89.9)	146.8	-	56.9
Earnings (loss) from continuing operations	465.7	146.7	716.3	(926.8)	401.9
Discontinued operations, net of tax	-	20.2	43.6	-	63.8
Net earnings	$465.7	$166.9	$759.9	$(926.8)	$465.7

Condensed Consolidating Balance Sheet
June 30, 2005

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$6.7	$203.9	$705.0	$-	$915.6
Accounts and notes receivable, net	0.2	344.6	1,441.3	-	1,786.1
Inventories, net	-	203.3	1,007.5	-	1,210.8
Prepaid expenses and deferred income taxes	-	89.5	270.7	-	360.2
Accounts and notes receivable affiliates	50.3	4,196.0	19,213.6	(23,459.9)	-
Total current assets	57.2	5,037.3	22,638.1	(23,459.9)	4,272.7

Investment in affiliates	6,736.9	11,165.5	24,129.4	(42,031.8)	-
Property, plant and equipment, net	-	236.9	836.1	-	1,073.0
Intangible assets, net	-	157.3	5,099.5	-	5,256.8
Other assets	2.0	660.5	287.8	-	950.3
Total assets	$6,796.1	$17,257.5	$52,990.9	$(65,491.7)	$11,552.8

Current liabilities:
Accounts payable and accruals	$6.1	$604.2	$1,603.4	$-	$2,213.7
Current maturities of long-term debt and loans payable	-	893.9	90.0	-	983.9
Accounts and note payable affiliates	928.6	5,226.7	17,304.6	(23,459.9)	-
Total current liabilities	934.7	6,724.8	18,998.0	(23,459.9)	3,197.6

Long-term debt	298.9	660.6	230.2	-	1,189.7
Notes payable affiliates	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	4.2	1,119.1	483.9	-	1,607.2
Total liabilities	1,237.8	12,151.9	19,712.1	(27,107.3)	5,994.5

Shareholders' equity:
Class A common shares	179.9	-	(11.3)	-	168.6
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,974.7	5,785.8	35,364.2	(45,584.9)	5,539.8
Accumulated other comprehensive income	171.4	(225.6)	11.3	(107.2)	(150.1)
	10,461.3	5,560.2	37,727.0	(48,190.2)	5,558.3
Less: Contra account	(4,903.0)	(454.6)	(4,448.2)	9,805.8	-
Total shareholders' equity	5,558.3	5,105.6	33,278.8	(38,384.4)	5,558.3
Total liabilities and equity	$6,796.1	$17,257.5	$52,990.9	$(65,491.7)	$11,552.8

Condensed Consolidating Balance Sheet
December 31, 2004

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$236.8	$844.1	$622.8	$-	$1,703.7
Accounts and notes receivable, net	1.1	265.3	1,232.0	-	1,498.4
Inventories, net	-	152.7	906.1	-	1,058.8
Prepaid expenses and deferred income taxes	0.2	88.9	259.7	-	348.8
Accounts and notes receivable affiliates	51.7	1,757.7	17,064.3	(18,873.7)	-
Total current assets	289.8	3,108.7	20,084.9	(18,873.7)	4,609.7

Investment in affiliates	6,759.6	10,938.1	15,773.8	(33,471.5)	-
Property, plant and equipment, net	-	239.4	773.8	-	1,013.2
Intangible assets, net	-	151.4	4,677.8	-	4,829.2
Other assets	-	649.5	313.0	-	962.5
Total assets	$7,049.4	$15,087.1	$41,623.3	$(52,345.2)	$11,414.6

Current liabilities:
Accounts payable and accruals	$5.0	$481.1	$1,778.0	$-	$2,264.1
Current maturities of long-term debt and loans payable	-	546.3	66.5	-	612.8
Accounts and note payable affiliates	1,310.6	3,525.0	14,038.1	(18,873.7)	-
Total current liabilities	1,315.6	4,552.4	15,882.6	(18,873.7)	2,876.9

Long-term debt	-	1,048.3	219.3	-	1,267.6
Notes payable affiliates	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	434.5	1,101.8	-	1,536.3
Total liabilities	1,315.6	9,682.6	17,203.7	(22,521.1)	5,680.8

Shareholders' equity:
Class A common shares	178.4	-	(5.3)	-	173.1
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	10,006.3	6,051.6	26,386.6	(36,946.6)	5,497.9
Accumulated other comprehensive income	384.2	(186.5)	185.5	(320.4)	62.8
	10,704.2	5,865.1	28,929.6	(39,765.1)	5,733.8
Less: Contra account	(4,970.4)	(460.6)	(4,510.0)	9,941.0	-
Total shareholders' equity	5,733.8	5,404.5	24,419.6	(29,824.1)	5,733.8
Total liabilities and equity	$7,049.4	$15,087.1	$41,623.3	$(52,345.2)	$11,414.6

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2005

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(381.4)	$(587.2)	$1,093.0	$-	$124.4

Cash flows from investing activities:
Capital expenditures	-	(11.1)	(47.1)	-	(58.2)
Acquisitions, net of cash	-	-	(412.0)	-	(412.0)
Proceeds from business disposition	-	-	3.7	-	3.7
Proceeds from sale of property, plant and
equipment	-	1.5	7.5	-	9.0
Other, net	-	-	4.5	-	4.5
Net cash used in investing activities	-	(9.6)	(443.4)	-	(453.0)

Cash flows from financing activities:
Net change in debt	298.0	(40.2)	(130.5)	-	127.3
Redemption of preferred stock of subsidiary	(63.3)	-	-	-	(63.3)
Dividends (paid) received	(152.9)	5.8	61.8	-	(85.3)
Proceeds from the exercise of stock options	69.5	-	-	-	69.5
Purchase of treasury shares	-	-	(478.6)	-	(478.6)
Net cash (used in) provided by financing activities	151.3	(34.4)	(547.3)	-	(430.4)

Net cash used in discontinued operations	-	(9.0)	(8.9)	-	(17.9)

Effect of exchange rate changes on cash and
cash equivalents	-	-	(11.2)	-	(11.2)

Net (decrease) increase in cash and cash equivalents	(230.1)	(640.2)	82.2	-	(788.1)
Cash and cash equivalents - beginning of period	236.8	844.1	622.8	-	1,703.7
Cash and cash equivalents - end of period	$6.7	$203.9	$705.0	$-	$915.6

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2004

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(133.5)	$145.7	$238.8	$-	$251.0

Cash flows from investing activities:
Capital expenditures	-	(9.7)	(34.1)	-	(43.8)
Acquisitions, net of cash	-	-	(21.2)	-	(21.2)
Proceeds from business disposition	-	189.0	7.5	-	196.5
Proceeds from sale of property, plant and
equipment	-	17.7	9.5	-	27.2
Other, net	-	-	2.3	-	2.3
Net cash provided by (used in) investing activities	-	197.0	(36.0)	-	161.0

Cash flows from financing activities:
Net change in debt	-	(250.8)	(6.2)	-	(257.0)
Dividends (paid) received	(117.5)	4.4	47.0	-	(66.1)
Proceeds from the exercise of stock options	90.9	-	-	-	90.9
Purchase of treasury shares	-	-	(215.8)	-	(215.8)
Net cash used in financing activities	(26.6)	(246.4)	(175.0)	-	(448.0)

Net cash (used in) provided by discontinued operations	-	(9.2)	4.1	-	(5.1)

Effect of exchange rate changes on cash and
cash equivalents	-	-	(1.9)	-	(1.9)

Effect of change in fiscal year end of business	-	-	(23.8)	-	(23.8)

Net (decrease) increase in cash and cash equivalents	(160.1)	87.1	6.2	-	(66.8)
Cash and cash equivalents - beginning of period	160.5	104.1	152.6	-	417.2
Cash and cash equivalents - end of period	$0.4	$191.2	$158.8	$-	$350.4

Note 12 - Subsequent Event
On August 3, 2005 the board of directors of the Company approved a 2-for-1 split of the Company’s Class A and Class B common shares. The split of the Company’s shares will be effected in the form of a stock distribution and will be payable September 1, 2005, to shareholders of record on August 16, 2005.

The following table represents the pro forma effect of the stock split on earnings per common share:

	Three months ended June 30, 2005		Three months ended June 30, 2004		Six months ended June 30, 2005		Six months ended June 30, 2004
	As reported	Pro forma	As reported	Pro forma	As reported	Pro forma	As reported	Pro forma
Basic earnings per common share:
Earnings from continuing operations	$1.72	$0.86	$1.38	$0.69	$3.07	$1.53	$2.31	$1.16
Discontinued operations, net of tax	(0.03)	(0.02)	0.27	0.14	(0.09)	(0.04)	0.37	0.18
Net earnings	$1.69	$0.84	$1.65	$0.83	$2.98	$1.49	$2.68	$1.34

Diluted earnings per common share:
Earnings from continuing operations	$1.71	$0.85	$1.36	$0.68	$3.03	$1.52	$2.28	$1.14
Discontinued operations, net of tax	(0.04)	(0.02)	0.27	0.14	(0.09)	(0.05)	0.36	0.18
Net earnings	$1.67	$0.83	$1.63	$0.82	$2.94	$1.47	$2.64	$1.32

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary and Outlook
Ingersoll-Rand Company Limited (IR or the Company) is a leading innovation and solutions provider with strong brands and leading positions within its markets. The Company’s business segments are Climate Control Technologies, Compact Vehicle Technologies, Construction Technologies, Industrial Technologies and Security Technologies. The Company’s diverse product portfolio encompasses such leading industrial and commercial brands as Thermo King® transport temperature control equipment, Hussmann® commercial and retail refrigeration equipment, Ingersoll-Rand® industrial and construction equipment, Bobcat® compact construction equipment, Club Car® golf cars and utility vehicles and Schlage® locks and security solutions. In addition, IR offers products and services under many other premium brands for customers in industrial and commercial markets.

The Company seeks to drive shareholder value through three areas of emphasis: Dramatic Growth, by developing innovative solutions that improve our customers’ operations; Operational Excellence, by fostering a culture of continuous improvement and cost consciousness; and Dual Citizenship, by encouraging our employees’ active collaboration with colleagues across business units and geographic regions to achieve superior business outcomes. IR has transformed its portfolio to become a more diversified company with strong growth prospects by divesting cyclical, low-growth, asset intensive businesses, and improving efficiencies, capabilities and products and services for its high-potential businesses. The Company expects to pursue bolt-on acquisitions, stock buybacks and dividend enhancements with the cash flow generated from operations and divestitures.

The following significant events occurred during the first six months of 2005:

•
In January, the Company completed the acquisition of the remaining 70% interest in Italy-based CISA S.p.A. (CISA) for approximately $267 million in cash and the assumption of approximately $244 million of debt. CISA manufactures an array of security products, including electronic locking systems, cylinders, door closers, and panic hardware, and also markets safes and padlocks. In April, the Company acquired the remaining 20% interest in Shanghai Ingersoll-Rand Compressor Company Limited (SIRC) for approximately $26 million, which was a joint venture established in 1987. SIRC manufactures a wide range of products and components for IR and provides the Company with a network of company-owned distribution centers located in most major cities in China to sell, install and service IR products. In May, the Company acquired Security One Systems for approximately $31 million, a security systems integrator located in Florida. Security One provides security design solutions including access control, closed circuit TV, video surveillance and alarm monitoring. In May, the Company purchased Baumaschinen Bensheim GmbH, a German construction equipment dealer, for approximately $14 million. During the six months ended June 30, 2005, the Company also made several smaller acquisitions.

•	During the first six months of 2005, the Company repurchased 6.0 million Class A common shares at a cost of approximately $478.6 million.

Revenues for the second quarter of 2005 were $2,759.5 million, a 13% increase compared with net revenues of $2,444.4 million in 2004. With the exception of Climate Control Technologies, all of the Company's business segments experienced double-digit revenue growth in the quarter compared to the 2004 second quarter: Compact Vehicle Technologies (20%), Construction Technologies (21%), Industrial Technologies (11%) and Security Technologies (20%). Climate Control Technologies revenues were comparable from period to period.

Revenues for the first half of 2005 were $5,218.3 million, a 14% increase compared with net revenues of $4,566.6 million in the first half of 2004. With the exception of Climate Control Technologies, all of the Company's business segments experienced double-digit revenue growth during the six months ended June 30, 2005 compared to the same period in 2004: Compact Vehicle Technologies (25%), Construction Technologies (22%), Industrial Technologies (14%) and Security Technologies (18%). Climate Control Technologies revenues were comparable from period to period.

For the three-month and six-month periods ended June 30, 2005, all of the Company’s business segments, except Climate Control Technologies, reported improved operating income compared to 2004. These improved results were mostly attributable to increased volumes and product mix, improved pricing and acquisitions, while material cost inflation and manufacturing inefficiencies due to material availability continue to impact the Company’s margins. Productivity improvements also increased year-to-date operating income.

The Company reported second quarter 2005 net earnings of $285.4 million, or diluted earnings per share of $1.67. Earnings from continuing operations for the second quarter of 2005 increased by 22% compared to 2004. The Company reported net earnings of $508.5 million, or diluted earnings per share of $2.94, for the six months ended June 30, 2005. Earnings from continuing operations for the first half of 2005 increased by 30% compared to the first half of 2004. The Company benefited from higher volumes and favorable product mix, foreign currency exchange gains and reduced interest expense. The Company’s debt-to-capital ratio of 27.9% at June 30, 2005 was higher than the 24.3% at December 31, 2004 due to the issuance of $300 million of long-term debt during the second quarter.

Results of Operations - Three Months Ended June 30, 2005 and 2004
Earnings from continuing operations for the second quarter of 2005 were $291.8 million, or diluted earnings per share of $1.71, compared with $239.2 million and $1.36 diluted earnings per share in the comparable quarter of 2004.

	Three months ended June 30,
Dollar amounts in millions	2005	2004
Net revenues	$2,759.5	$2,444.4
Cost of goods sold	2,019.1	1,783.0
Selling and administrative expenses	361.3	342.7
Operating income	$379.1	$318.7
Operating margin	13.7%	13.0%

Net Revenues
Revenues for the second quarter of 2005 increased by approximately 13% over the comparable quarter of 2004. Higher volumes and product mix accounted for approximately 8% of the increase, while acquisitions and improved pricing accounted for 3% and 2%, respectively. Revenues increased by 10% or more in the North America, Europe and Latin America regions. The Company continues to increase recurring revenues, which includes revenues derived from installation, parts and service.

Cost of Goods Sold
Cost of goods sold in the second quarter of 2005 was 73.2% of revenue as compared to 72.9% in 2004. The slight increase was mainly due to higher material cost and manufacturing inefficiencies due to the availability of material from suppliers.

Selling and Administrative Expenses
Selling and administrative expenses in the second quarter of 2005 were 13.1% of revenues as compared to 14.0% in 2004. The decrease in the ratio was primarily due to higher revenue and lower costs from stock-based liability programs. The favorable settlement of certain product-related litigation also decreased the 2005 expenses. These benefits were partially offset by higher expenses due to acquisitions. The selling and administrative expenses during the second quarter of 2004 were reduced by the gain on the sale of corporate real estate of approximately $13.0 million.

Operating Income
Operating income for the second quarter of 2005 increased by approximately 19%. The increase was mainly due to higher volumes, product mix and improved pricing. These positive effects were partially offset by increased material costs and additional costs associated with operational improvement programs.

Interest Expense
Interest expense for the second quarter of 2005 was $37.7 million, a decrease of $2.0 million from the second quarter of 2004. The decrease is primarily attributable to lower year-over-year average debt levels and lower interest rates.

Other Income (Expense), net
Other income (expense), net includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income (expense), net aggregated to $10.2 million of income in the second quarter of 2005 as compared with $1.5 million of expense in 2004. The change is primarily due to favorable foreign currency exchange gains ($6.6 million), lower minority interest charges ($4.4 million) and higher interest income ($3.0 million). These increases were partially offset by lower earnings from equity investments ($2.1 million).

Provision for Income Taxes
The Company’s second quarter 2005 provision for income taxes was $59.8 million, as compared to $38.3 million in 2004. The Company’s effective tax rate of 17% for the second quarter of 2005 is higher than the 13.8% in the second quarter of 2004. The 2005 rate increase is due to an increase in the 2005 earnings outlook, especially in higher tax jurisdictions, and tax benefits of $8.8 million in the second quarter of 2004.

Discontinued Operations
Discontinued operations, net of tax, for the second quarter of 2005 amounted to expense of $6.4 million compared to $47.0 million of income for the second quarter of 2004. The second quarter of 2004 included $37.0 million of gain from the sale of Drilling Solutions, and the results of operations for other divested businesses for the period owned by the Company. In addition, retained costs, mainly related to environmental costs, as well as legal fees, were higher in the second quarter of 2005.

Results of Operations - Six Months Ended June 30, 2005 and 2004
Earnings from continuing operations for the six months ended June 30, 2005 were $524.1 million, or diluted earnings per share of $3.03, compared with $401.9 million and $2.28 diluted earnings per share in the comparable period of 2004.

	Six months ended June 30,
Dollar amounts in millions	2005	2004
Net revenues	$5,218.3	$4,566.6
Cost of goods sold	3,829.8	3,337.6
Selling and administrative expenses	712.5	684.9
Operating income	$676.0	$544.1
Operating margin	13.0%	11.9%

Net Revenues
Revenues for the six months ended June 30, 2005 increased by approximately 14% over the comparable period of 2004. Higher volumes and product mix accounted for approximately 9% of the increase, while acquisitions and improved pricing accounted for 3% and 2%, respectively. The Company continues to make progress in increasing recurring revenues, which includes revenues derived from installation, parts and service.

Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2005 was 73.4% of revenues as compared to 73.1% in 2004. The slight increase was mainly due to higher material costs and manufacturing inefficiencies due to the availability of material from suppliers.

Selling and Administrative Expenses
Selling and administrative expenses for the six months ended June 30, 2005 were 13.7% of revenues as compared to 15.0% in 2004. The decrease in the ratio was primarily due to higher revenue and lower stock-based liability program costs. The favorable settlement of certain product-related litigation also decreased the 2005 expenses. These benefits were partially offset by higher expenses due to acquisitions. The selling and administrative expenses during the first half of 2004 were reduced by the gain on the sale of corporate real estate of approximately $13.0 million.

Operating Income
Operating income for the six months ended June 30, 2005 increased by approximately 24%. The increase was mainly due to higher volumes, product mix, pricing and improved productivity. These positive effects were partially offset by increased material costs and productivity investment costs.

Interest Expense
Interest expense for the six months ended June 30, 2005 was $74.2 million, a decrease of $6.2 million from 2004. The decrease is primarily attributable to lower year-over-year average debt levels and lower interest rates.

Other Income (Expense), net
Other income (expense), net, aggregated $17.4 million of income for the six months ended June 30, 2005, as compared with $4.9 million of expense in 2004. The change is primarily due to favorable foreign currency exchange gains ($12.1 million), higher interest income ($10.4 million) and lower minority interest charges ($3.2 million), partially offset by lower income from equity investments ($2.3 million) in the current period.

Provision for Income Taxes
The Company’s provision for income taxes for the six months ended June 30, 2005 was $95.1 million, as compared to $56.9 million in 2004. The Company’s effective tax rate of 15.4% is higher for the six months ended June 30, 2005, compared to 12.4% for the six months ended June 30, 2004, due to an increase in the 2005 earnings outlook, especially in the higher tax jurisdictions, and tax benefits of $8.8 million during the first half of 2004.

Discontinued Operations
Discontinued operations, net of tax, for the first half of 2005 amounted to expense of $15.6 million compared to $63.8 million of income for the first half of 2004. The first half of 2004 included $19.4 million (after tax) recorded for claims filed under the Continued Dumping and Subsidy Offset Act of 2000, $37.0 million for the gain on the sale of Drilling Solutions, and the results of operations for divested businesses for the period owned by the Company. In addition, retained costs, mainly related to Dresser-Rand, were higher in the first half of 2005.

Review of Business Segments
During the first quarter of 2005, the Company realigned its internal organization and operating segments to reflect its diversified structure and to promote greater transparency of results. The former Infrastructure segment has been disaggregated into two segments - the Compact Vehicle Technologies segment (formerly named the Bobcat and Club Car segment in the first quarter) and the Construction Technologies segment. Dresser-Rand, which was sold in 2004, was previously its own reportable segment and is now shown in discontinued operations. The prior year segment results have been presented to conform to these changes.

Climate Control Technologies
Climate Control Technologies provides solutions to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers.

During the quarter, the North American operations had flat revenues as strong volume in the truck and trailer business and growth in installation and service business were offset by a decline in display case shipments. International revenues were also flat as European truck and bus markets increases were mostly offset by a decline in the trailer and supermarket display case markets, compared to the second quarter of 2004.

	Three months ended		Six months ended
	June 30,		June 30,
Dollar amounts in millions	2005	2004	2005	2004
Net revenues	$728.0	$727.3	$1,367.4	$1,364.8
Operating income	83.7	91.5	143.9	149.5
Operating margin	11.5%	12.6%	10.5%	11.0%

Climate Control Technologies’ revenues for the second quarter of 2005 were comparable to 2004. Increases from the effects of currency and improved pricing were offset by lower volumes and product mix. Operating income and margins for the second quarter of 2005 were lower than 2004. Higher material costs of $13 million decreased operating income, as well as a decrease of $13 million due to lower volume and product mix. These negative effects were partially offset by improved pricing and productivity which increased operating income by $10 million and $2 million, respectively, as well as decreased costs from stock-based liability programs.

Climate Control Technologies’ revenues for the first half of 2005 were comparable to 2004. Increases from the effects of currency and improved pricing were offset by lower volumes and product mix. Operating income and margins for the first half of 2005 were lower than 2004. Higher material costs of $27 million decreased operating income, as well as a decrease of $15 million due to lower volume and product mix. These negative effects were partially offset by improved pricing and productivity which increased operating income by $18 million and $11 million, respectively, as well as decreased costs from stock-based liability programs.

Compact Vehicle Technologies
The Compact Vehicle Technologies segment is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators and golf and utility vehicles. This segment includes the Bobcat and Club Car brands.

During the quarter, Bobcat revenues increased by 27% compared to last year’s second quarter due to new product introductions, strong North American markets and higher aftermarket parts and attachments sales. Club Car revenues increased by 2% compared with the second quarter of 2004 as continued strength in the Precedent golf car, new product sales and an increase in service parts business helped to counteract a stagnant golf market.

	Three months ended		Six months ended
	June 30,		June 30,
Dollar amounts in millions	2005	2004	2005	2004
Net revenues	$726.7	$604.1	$1,387.3	$1,110.6
Operating income	117.2	98.6	225.7	171.7
Operating margin	16.1%	16.3%	16.3%	15.5%

Compact Vehicle Technologies’ revenues for the second quarter of 2005 increased by approximately 20% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 18% of the increase. The remaining 2% increase was mostly due to improved pricing. Operating income for the second quarter of 2005 also increased significantly, while operating margins declined slightly. Higher volumes and product mix contributed $32 million and improved pricing increased operating income by $10 million from the prior year comparable quarter. These positive effects were partially offset by higher material costs of $11 million and manufacturing inefficiencies of $11 million due to material availability from suppliers.

Compact Vehicle Technologies’ revenues for the first half of 2005 increased by approximately 25% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 22% of the increase. The remaining 3% increase was mostly due to improved pricing. Operating income and margins for the first half of 2005 also increased. Higher volumes and product mix improved operating income by $73 million, while improved pricing also added $27 million during the period. These positive effects were partially offset by higher material costs of $41 million and manufacturing inefficiencies due to material availability from suppliers.

Construction Technologies
Construction Technologies is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment and light towers. It is comprised of the Utility Equipment and Road Development businesses.

Road Development revenues increased by 23%, compared to the second quarter of 2004, as a result of strong North American market and improved National Rental Accounts business. Utility equipment also had a revenue increase of 18% due to higher sales in North America and Europe. Operating income and margins improved reflecting higher volumes and product mix and improved pricing during the second quarter of 2005.

	Three months ended		Six months ended
	June 30,		June 30,
Dollar amounts in millions	2005	2004	2005	2004
Net revenues	$343.1	$282.4	$612.6	$502.5
Operating income	41.8	37.1	67.5	55.6
Operating margin	12.2%	13.1%	11.0%	11.1%

Construction Technologies’ revenues for the second quarter of 2005 increased by approximately 21% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 16% of the increase. The remaining increase was mainly due to improved pricing, which accounted for approximately 4% of the change. Operating income increased during the period, while operating margins declined. Higher volumes and product mix increased operating income by $9 million, and improved pricing added $11 million during the quarter. These positive effects were partially offset by higher material costs of $8 million and manufacturing inefficiencies of $4 million due to material availability from suppliers.

Construction Technologies’ revenues for the first half of 2005 increased by approximately 22% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 16% of the increase. The remaining increase was due to improved pricing, which accounted for approximately 4%, and the effects of currency translation. Operating income increased, while the operating margins stayed relatively flat for the first half of 2005, compared to 2004. Higher volumes and product mix increased operating income by $18 million, while improved pricing added $19 million during the period. These positive effects were partially offset by higher material costs of $18 million and productivity investment costs of $3 million.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid power production and energy generation systems.

Industrial Technologies’ revenues and operating income benefited from higher volumes and product mix in the Air Solutions and Productivity Solutions businesses during the second quarter of 2005, compared to the quarter ended June 30, 2004. Air Solutions revenues increased 13% due to strong North American and European markets and increased revenues from new product introductions. Productivity Solutions improvement came mainly from growth in the vehicle service business.

	Three months ended		Six months ended
	June 30,		June 30,
Dollar amounts in millions	2005	2004	2005	2004
Net revenues	$432.2	$388.0	$835.7	$731.4
Operating income	59.1	43.3	106.4	77.1
Operating margin	13.7%	11.2%	12.7%	10.5%

Industrial Technologies’ revenues for the second quarter of 2005 increased by approximately 11% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 8% of the increase. The remaining increase was mostly due to improved pricing. Operating income and margins for the second quarter of 2005 also increased significantly. Higher volumes and product mix increased operating income by $9 million, while improved pricing also contributed $8 million to the increase.

Industrial Technologies’ revenues for the first half of 2005 increased by approximately 14% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 11% of the increase. The remaining increase was mostly due to improved pricing. Operating income and margins for the first half of 2005 also increased significantly. Higher volumes and product mix increased operating income by $18 million, while improved pricing also contributed $15 million to the increase.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software.

Security Technologies’ revenues and operating income benefited from strong growth in its integrated solutions business for the second quarter of 2005. North American sales improved over the second quarter of 2004, due to the continued strength in the residential and commercial businesses. International sales improved slightly, without the effect of acquisitions.

	Three months ended		Six months ended
	June 30,		June 30,
Dollar amounts in millions	2005	2004	2005	2004
Net revenues	$529.5	$442.6	$1,015.3	$857.3
Operating income	94.9	62.6	163.9	134.7
Operating margin	17.9%	14.1%	16.1%	15.7%

Security Technologies’ revenues for the second quarter of 2005 increased by approximately 20% compared to 2004. The increase was mainly attributable to acquisitions, which increased revenues by 15%. The majority of the remaining increase was due to improved pricing and higher volume and product mix, partially offset by a divestiture in December of 2004. Operating income and margins also increased significantly during the period. Improved pricing, productivity and acquisitions increased operating income by $16 million, $4 million and $3 million, respectively. The favorable settlement of certain product-related litigation also increased operating income for the second quarter of 2005. These increases were partially offset by higher material costs of $5 million, unfavorable product mix and volumes of $5 million and productivity investment costs of $5 million. Operating income for the second quarter of 2004 was lowered by litigation expense of $11 million, as well as a plant closure and the discontinuance of a plumbing fixture product line of $7 million.

Security Technologies’ revenues for the first half of 2005 increased by approximately 18% compared to 2004. The increase was mainly attributable to the acquisition of CISA, which increased revenues by 15%. The majority of the remaining increase was due to improved pricing and higher volumes and product mix. Operating income and margins also improved as compared to 2004. Improved pricing, productivity and acquisitions increased operating income by $28 million, $11 million and $5 million, respectively. The favorable settlement of certain product-related litigation also increased operating income for the first half of 2005. These increases were partially offset by higher material costs of $14 million, unfavorable product mix and volumes of $13 million and productivity investment costs of $10 million. Operating income for the first half of 2004 was lowered by litigation expense of $11 million, as well as a plant closure and the discontinuance of a plumbing fixture product line of $7 million.

Liquidity and Capital Resources
The Company’s primary source for liquidity has been operating cash flow. Net cash provided by operating activities for the six months ended 2005 and 2004 was $124.4 million and $251.0 million, respectively. The decrease in net cash from operating activities for the first half of 2005 is primarily attributable to higher accounts receivable and lower accrued liabilities, partially offset by higher earnings in 2005.

Net cash used in investing activities in the first half of 2005 was $453.0 million, compared to net cash provided by investing activities for the first half of 2004 of $161.0 million. Cash paid for acquisitions included the $267.3 million for the CISA acquisition during the first quarter of 2005. The six month period ended June 30, 2004 included cash from dispositions of approximately $200 million, mainly from Drilling Solutions.

Net cash used in financing activities in the first half of 2005 was $430.4 million compared to $448.0 million in 2004. During the second quarter of 2005, the Company issued $300 million of long-term debt.  The Company repurchased $478.6 million of Class A common shares in the first half of 2005, compared to $215.8 million in the same period in 2004. The Company made approximately $80 million of additional debt repayments during the first half of 2004, compared to the first half of 2005. During the second quarter of 2005, the Company repurchased the preferred shares of a subsidiary. A payment of $63.3 million was made to an unrelated third party holder of the shares. The Company has fully consolidated this subsidiary since its inception.

The Company’s debt-to-total capital ratio at June 30, 2005 was 27.9%, compared to 24.3% at December 31, 2004. The increase in the ratio is due to the issuance of $300 million of long-term debt during the second quarter. The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items. As of June 30, 2005, the Company’s debt-to-total capital ratio was significantly beneath this limit.

The Company’s working capital was $1,075.1 million at June 30, 2005, compared to $1,732.8 million at December 31, 2004. The change was due primarily to a lower cash balance at June 30, 2005 resulting from acquisitions, share repurchases and dividend payments, and an increase in current maturities of long-term debt. This decrease was partially offset by an increase in accounts receivable from increased sales and a planned increase in inventory due to expected sales volumes and continued material availability concerns.

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

All claims resolved to date have been dismissed or settled. For the six months ended June 30, 2005, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $7.7 million as compared to $7.9 million for the six months ended June 30, 2004.  The Company performs a thorough analysis, updated periodically, of its actual and potential asbestos liabilities projected seven years into the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation currently under consideration in Congress concerns pending and future asbestos-related personal injury claims. It is uncertain what effect, if any, passage of such legislation would have upon the Company’s financial position, results of operations or cash flows.

New Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial position and results of operations.

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

In December 2004, the FASB released Financial Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). The American Jobs Creation Act (the Act) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP 109-2 allows for time for enterprises beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The evaluation of the effects of the repatriation provision will be completed within a reasonable period of time following the publication of the additional guidance. The Company is considering the impact of repatriation on a range of earnings of up to $525 million, and the corresponding income taxes may be as much as approximately $65 million. The resulting income tax, if any, will be provided in the Company’s financial statements in the quarter in which the evaluation and approvals have been completed.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the Company on December 31, 2005. The Company is evaluating the impact the adoption of FIN 47 will have on its consolidated financial position, results of operations and cash flows.

In June 2005, the FASB issued Staff Position No. FAS 143-1 “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the WEEE Directive), which was adopted by the European Union. FSP 143-1 provides guidance on how to account for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. At this point, the Directive has not yet been adopted into law by the European Union member countries in which we have significant operations. Accordingly, we do not expect to fully apply this guidance until the third quarter of 2005, the expected period of implementation of the WEEE Directive by European Union member countries. We are currently evaluating the effect that the adoption of FSP 143-1 will have on our results of operations and financial condition.

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

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005, the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required.

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

By letter dated August 1, 2005, the Michigan Department of Environmental Quality ("DEQ") has assessed stipulated penalties of $120,000 against the Company for an alleged violation of a DEQ Administrative Order of Consent ("AOC").  The AOC governs the Company's environmental investigation and cleanup obligations related to the McCoy Creek Industrial Park, Buchanan, Michigan. The Company believes it has valid defenses against the penalty and is seeking to resolve this matter through the informal dispute resolution process provided in the AOC.

As previously reported, on November 10, 2004, the SEC issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil For Food Program.  Upon receipt of the Order, the Company undertook a thorough review of its participation in the Program and has provided the SEC with information responsive to the Order. The Company will continue to cooperate fully with the SEC in this matter.

See also the discussion under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Part I, Item 1, Note 7 to the Consolidated Condensed Financial Statements.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its Class A common shares during the quarter ended June 30, 2005:

				Maximum number
			Total number of	of shares still
	Total number	Average	shares purchased	available to be
	of shares	price paid	as part of the	purchased under
Period	purchased	per share	program	the program
4/01/2005 - 4/30/2005	3,000,000	$78.64	3,000,000	2,000,000
5/01/2005 - 5/31/2005	-	-	-	2,000,000
6/01/2005 - 6/30/2005	-	-	-	2,000,000
Total	3,000,000		3,000,000

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Shareholders of the Company was held on June 1, 2005. The items voted upon by the Company’s shareholders included nominations to elect four members of IR’s board of directors, the appointment of independent auditors, and amendments to the company’s bye-laws eliminating the classification of the board of directors and cumulative voting in the election of the directors. The shareholders voted as follows on the following matters:

The elections of each director of the Third Class to hold office for three years were approved by the following votes: A.C Berzin was approved by a vote of 133,636,665 shares voting for and 1,979,465 shares withheld; H.L. Henkel was approved by a vote of 132,713,741 shares voting for and 2,902,389 shares withheld; H.W. Lichtenberger was approved by a vote of 132,793,995 shares voting for and 2,822,135 shares withheld; and T.L. White was approved by a vote of 104,576,431 shares voting for and 31,039,699 shares withheld.

The reappointment of the Company’s independent accountants, PricewaterhouseCoopers, was approved by a vote of 132,652,334 shares voting for, 1,924,839 shares voting against, and 1,038,957 shares abstaining.

A proposal to amend bye-law 10 of the bye-laws to eliminate the classification of the board of directors was approved by a vote of 121,731,602 shares voting for, 1,855,132 voting against, 1,355,245 shares abstaining, and 10,674,151 shares not voting.

A proposal to amend bye-law 10 of the bye-laws to eliminate cumulative voting in the election of directors was approved by a vote of 108,821,413 shares voting for, 14,765,154 shares voting against, 1,355,412 shares abstaining, and 10,674,151 shares not voting.

Item 6 - Exhibits

(a)	Exhibits

Exhibit No.	Description

3 (ii)	Amended and Restated Bye-Laws, dated June 1, 2005. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: August 4, 2005	By:	/s/ Timothy R. McLevish
Timothy R. McLevish, Senior Vice President
and Chief Financial Officer

Principal Financial Officer

Date: August 4, 2005	By:	/s/ Richard W. Randall
Richard W. Randall, Vice President and
Controller

Principal Accounting Officer