Form 10-Q
period 2005-09-30
INGERSOLL RAND CO LTD
filed 2005-11-04
CIK 1160497

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

or

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

The number of Class A common shares outstanding as of October 31, 2005 was 330,834,485.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Income Statement for the three and nine months ended September 30, 2005 and 2004

Condensed Consolidated Balance Sheet at September 30, 2005 and
December 31, 2004

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II	OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Unregistered Sales of Securities and Use of Proceeds

Item 6 - Exhibits

SIGNATURES

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements
INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2005	2004	2005	2004
Net revenues	$2,615.3	$2,368.0	$7,833.6	$6,934.6
Cost of goods sold	1,920.7	1,738.8	5,750.4	5,076.3
Selling and administrative expenses	354.6	351.0	1,067.1	1,035.9
Operating income	340.0	278.2	1,016.1	822.4
Interest expense	(35.5)	(35.7)	(109.8)	(116.1)
Other income, net	9.6	5.1	27.0	0.2
Earnings before income taxes	314.1	247.6	933.3	706.5
Provision for income taxes	58.0	42.0	153.1	99.0
Earnings from continuing operations	256.1	205.6	780.2	607.5
Discontinued operations, net of tax	(1.9)	32.2	(17.5)	96.0
Net earnings	$254.2	$237.8	$762.7	$703.5

Basic earnings per common share:
Earnings from continuing operations	$0.76	$0.60	$2.30	$1.75
Discontinued operations, net of tax	—	0.09	(0.05)	0.28
Net earnings	$0.76	$0.69	$2.25	$2.03

Diluted earnings per common share:
Earnings from continuing operations	$0.75	$0.59	$2.27	$1.73
Discontinued operations, net of tax	—	0.09	(0.05)	0.27
Net earnings	$0.75	$0.68	$2.22	$2.00

Dividends per common share	$0.16	$0.13	$0.41	$0.32

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$732.1	$1,703.1
Marketable securities	152.7	0.6
Accounts and notes receivable, net	1,764.6	1,498.4
Inventories	1,230.3	1,058.8
Prepaid expenses and deferred income taxes	360.5	348.8
Total current assets	4,240.2	4,609.7

Property, plant and equipment, net	1,091.8	1,013.2
Goodwill	4,487.6	4,211.0
Intangible assets, net	797.5	618.2
Other assets	922.9	962.5
Total assets	$11,540.0	$11,414.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$722.9	$684.0
Accrued compensation and benefits	379.2	433.5
Accrued expenses and other current liabilities	1,051.3	1,146.6
Current maturities of long-term debt and loans payable	993.4	612.8
Total current liabilities	3,146.8	2,876.9

Long-term debt	1,190.7	1,267.6
Postemployment and other benefit liabilities	1,036.1	1,018.1
Other noncurrent liabilities	558.6	518.2
Total liabilities	5,932.2	5,680.8

Shareholders' equity:
Class A common shares	333.9	173.1
Other shareholders' equity	5,440.7	5,497.9
Accumulated other comprehensive (loss) income	(166.8)	62.8
Total shareholders' equity	5,607.8	5,733.8
Total liabilities and shareholders' equity	$11,540.0	$11,414.6

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
In millions	2005	2004
Cash flows from operating activities:
Earnings from continuing operations	$780.2	$607.5
Adjustments to arrive at net cash used in operating activities:
Depreciation and amortization	144.1	127.1
Changes in other assets and liabilities, net	(467.2)	(288.1)
Other, net	(34.4)	39.5
Net cash provided by operating activities	422.7	486.0

Cash flows from investing activities:
Capital expenditures	(81.5)	(65.2)
Acquisitions, net of cash	(518.0)	(28.6)
Purchases of marketable securities	(149.5)	—
Proceeds from business disposition	9.4	226.2
Proceeds from sale of property, plant and equipment	10.6	41.5
Other, net	6.8	1.6
Net cash (used in) provided by investing activities	(722.2)	175.5

Cash flows from financing activities:
Decrease in short-term borrowings	(21.8)	(23.7)
Proceeds from long-term debt	300.4	2.4
Payments of long-term debt	(152.2)	(318.5)
Net change in debt	126.4	(339.8)
Dividends paid	(139.2)	(109.4)
Proceeds from exercise of stock options	78.3	98.5
Redemption of preferred stock of subsidiaries	(73.6)	—
Purchase of treasury shares	(623.8)	(282.6)
Net cash used in financing activities	(631.9)	(633.3)

Net cash (used in) provided by discontinued operations	(29.2)	15.3

Effect of exchange rate changes on cash and cash equivalents	(10.4)	3.8

Effect of change in fiscal year end of business	—	(23.8)

Net (decrease) increase in cash and cash equivalents	(971.0)	23.5
Cash and cash equivalents - beginning of period	1,703.1	416.3
Cash and cash equivalents - end of period	$732.1	$439.8

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial position, results of operations and cash flows for all periods presented.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

The results for Hussmann International, Inc. and its majority-owned affiliates had been on a 15-day lag for U.S. operations and a one-month lag for non-U.S. operations, since its acquisition in 2000. During the first quarter of 2004, these lags were eliminated, and the financial results were recorded on a current basis. The resulting net loss of $16.5 million was recorded directly to retained earnings on the Consolidated Balance Sheet, and the resulting cash outflow of $23.8 million was shown as a separate line item on the Consolidated Statement of Cash Flows.

On August 3, 2005, the Company’s Board of Directors declared a two-for-one stock split, effected in the form of a stock distribution, payable on September 1, 2005 to shareholders of record on August 16, 2005. The Company retained the current par value of $1.00 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented. Shareholders’ equity reflects the stock split by reclassifying from “retained earnings” to “common stock” an amount equal to the par value of the additional shares arising from the split as of the distribution date.

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

	Three months		Nine months
	ended September 30,		ended September 30,
In millions, except per share amounts	2005	2004	2005	2004
Net earnings, as reported	$254.2	$237.8	$762.7	$703.5
Add (Deduct): Stock-based employee compensation
expense (income) included in reported net
income, net of tax	5.4	2.5	(1.8)	13.5
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	13.6	9.7	22.3	34.5
Pro forma net earnings	$246.0	$230.6	$738.6	$682.5

Basic earnings per share:
As reported	$0.76	$0.69	$2.25	$2.03
Pro forma	0.73	0.67	2.17	1.97

Diluted earnings per share:
As reported	$0.75	$0.68	$2.22	$2.00
Pro forma	0.73	0.66	2.15	1.95

Note 3 - Inventories
Inventories are stated at cost, which is not in excess of market. Most U.S. manufactured inventories, excluding the Climate Control Technologies segment, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories is as follows:

In millions	September 30, 2005	December 31, 2004
Raw materials and supplies	$422.1	$359.4
Work-in-process	248.2	190.1
Finished goods	664.6	612.3
	1,334.9	1,161.8
Less - LIFO reserve	104.6	103.0
Total	$1,230.3	$1,058.8

Note 4 - Discontinued Operations
Discontinued operations, net of tax, for the third quarter of 2005 amounted to expense of $1.9 million compared to $32.2 million of income for the third quarter of 2004. The third quarter of 2005 includes $9.8 million of retained and on-going costs mainly associated with environmental and product liability and legal costs (mostly asbestos claims) from divested businesses. These expenses were partially offset by $7.9 million of additional net gains from previously sold businesses, mostly from Dresser-Rand ($6.9 million). The third quarter of 2004 includes income from Dresser-Rand ($16.6 million) and gains from Engineered Solutions ($19.2 million) and Drilling Solutions ($3.1 million), partially offset by retained and on-going costs associated with other divested businesses.

Discontinued operations, net of tax, for the first nine months of 2005 amounted to expense of $17.5 million compared to $96.0 million of income for the nine months ended September 30, 2004. The first nine months of 2005 include expenses of $27.8 million, partially offset by net gains of previously sold businesses of $10.3 million. The expenses include on-going and retained expenses related to environmental, employee benefits and product liability and legal costs (mostly asbestos claims). The gains for the 2005 period were mainly the result of Dresser-Rand ($8.2 million). The nine month period in 2004 includes $19.4 million (after tax) recorded for claims filed under the Continued Dumping and Subsidy Offset Act of 2000, income from Dresser-Rand ($31.3 million) and gains from Drilling Solutions ($40.0 million) and Engineered Solutions ($18.8 million), partially offset by retained and on-going costs of other divested businesses.

Note 5 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows:

	Climate	Compact
	Control	Vehicle	Construction	Industrial	Security
In millions	Technologies	Technologies	Technologies	Technologies	Technologies	Total
Balance at December 31, 2004	$2,618.7	$801.4	$101.3	$119.4	$570.2	$4,211.0
Acquisitions	3.4	0.1	10.6	23.2	365.6	402.9
Translation adjustments	(61.7)	(3.1)	(0.3)	(4.3)	(56.9)	(126.3)
Balance at September 30, 2005	$2,560.4	$798.4	$111.6	$138.3	$878.9	$4,487.6

The Company initially records to goodwill the excess of the purchase price over the preliminary valuation of the net assets acquired. Once the final valuation has been performed for each acquisition, the Company may record an adjustment to goodwill. The Company made several acquisitions during the nine months ended September 30, 2005, including CISA S.p.A (CISA). The Company’s integration plan for CISA included facility closures and employee terminations, which were announced during the third quarter of 2005.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	September 30, 2005		December 31, 2004
	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization
Customer relationships	$482.9	$55.0	$384.9	$44.5
Software	151.7	80.8	141.6	61.3
Trademarks	95.1	4.3	12.1	6.5
Other	92.4	39.9	71.6	35.1
Total amortizable intangible assets	822.1	180.0	610.2	147.4
Total indefinite lived intangible assets - trademarks	155.4	—	155.4	—
Total	$977.5	$180.0	$765.6	$147.4

Intangible asset amortization expense for the three months ended September 30, 2005 and 2004 was $13.7 million and $11.2 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2005 and 2004 was $40.3 million and $27.9 million, respectively. Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $51.4 million in 2006, $37.2 million in 2007, $31.8 million in 2008, $28.3 million in 2009, and $25.0 million in 2010.

Note 6 - Weighted-Average Common Shares
Information on basic and diluted shares is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2005	2004	2005	2004
Weighted-average number of basic shares	335.8	346.2	339.7	347.1
Shares issuable under incentive stock plans	3.5	3.9	3.8	4.4
Weighted-average number of diluted shares	339.3	350.1	343.5	351.5

Diluted earnings per share computations for the three months ended September 30, 2005 and 2004 excluded the weighted-average effect of the assumed exercise of approximately 0.1 million and 0.2 million shares issuable under stock benefit plans, respectively. Excluded for the nine months ended September 30, 2005 and 2004 were approximately 0.1 million and 0.2 million shares, respectively. These shares were excluded because the effect on the computation of earnings per share would be anti-dilutive.

Note 7 - Comprehensive Income
The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2005	2004	2005	2004
Net earnings	$254.2	$237.8	$762.7	$703.5
Other comprehensive (loss) income:
Foreign currency translation adjustment	(16.0)	26.3	(235.0)	0.2
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax	(0.7)	(4.4)	5.4	7.8
Comprehensive income	$237.5	$259.7	$533.1	$711.5

Included in accumulated other comprehensive income at September 30, 2005, is a $1.4 million gain related to the fair value of foreign currency derivatives qualifying as cash flow hedges, all of which is expected to be reclassified to earnings over the next twelve months. Additionally, an $8.3 million loss, related to an interest rate derivative qualified as a cash flow hedge of the forecasted issuance of debt, is included in accumulated other comprehensive income at September 30, 2005. During the next twelve months, $0.9 million is expected to be reclassified to earnings, with the total being reclassified over the next 10 years. The actual amounts that will be reclassified to earnings over the next twelve months may vary from these amounts as a result of changes in market conditions. No amounts were reclassified to earnings during the quarter in connection with forecasted transactions that were no longer considered probable of occurring.

During the period ended September 30, 2005, the Company purchased approximately $150 million of auction rate securities, which are highly liquid, variable-rate debt securities. These securities are recorded as short-term marketable securities and are classified as available-for-sale under Statement of Financial Accounting Standard No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” Also during the third quarter of 2005, the Company acquired a company that owns marketable equity securities representing a minority interest in Taiwan Fu Hsing Industrial Ltd. These securities are recorded as long-term assets and are classified as available-for-sale. In accordance with SFAS 115, available-for-sale securities are recorded at market value with the unrealized gain or loss, less applicable deferred income taxes, shown as other comprehensive income in shareholders’ equity. As of September 30, 2005, there were no unrealized gains or losses on either of these securities.

Note 8 - Commitments and Contingencies
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

All asbestos-related claims resolved to date have been dismissed or settled. For the nine-month periods ended September 30, 2005 and 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $12.5 million and $12.3 million, respectively. The Company performs a thorough analysis, updated periodically, of its actual and potential asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these liabilities are not likely to have a material effect on its financial position, results of operations, liquidity or cash flows.

Legislation currently under consideration in Congress concerns pending and future asbestos-related personal injury claims. It is uncertain what effect, if any, passage of such legislation would have upon the Company’s financial position, results of operations or cash flows.

The Company sells product on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $7.5 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

The Company remains contingently liable for approximately $25.7 million relating to performance bonds associated with prior sale of products of IDP, which the Company divested in 2000. The acquirer of IDP is the primary obligor under these performance bonds. However, should the acquirer default under these arrangements the Company would be required to satisfy these financial obligations. The Company estimates that $11.9 million of the obligation will expire during the fourth quarter. The remainder extends through 2008.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $6.9 million at September 30, 2005. These amounts are not accrued as the Company intends on exporting the product to another country for final sale.

In connection with the disposition of certain businesses and facilities, the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition. Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for the nine months ended September 30, 2005:

In millions
Beginning balance	$190.5
Reductions for payments	(64.1)
Accruals for warranties issued during the period	57.7
Changes to accruals related to preexisting warranties	9.2
Acquisitions	1.1
Translation	(4.1)
Ending balance	$190.3

Note 9 - Postretirement Benefits Other Than Pensions
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

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2005	2004	2005	2004
Service cost	$2.5	$2.6	$7.4	$7.9
Interest cost	13.5	13.9	40.5	42.9
Net amortization and deferral losses	2.5	2.2	7.6	8.1
Net postretirement benefit expense	$18.5	$18.7	$55.5	$58.9

Note 10 - Pension Plans
The Company has noncontributory pension plans covering substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula. The Company’s U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. In addition, the Company maintains supplemental benefit plans for officers and other key employees. The components of the Company’s pension related costs for the three and nine months ended September 30, include the following:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2005	2004	2005	2004
Service cost	$13.4	$10.3	$39.4	$36.6
Interest cost	40.0	44.0	120.4	133.9
Expected return on plan assets	(53.2)	(56.2)	(160.8)	(168.1)
Net amortization of unrecognized:
Prior service costs	2.2	2.3	6.4	6.6
Transition amount	0.2	0.3	0.7	0.7
Plan net losses	5.8	5.3	16.9	16.2
Net pension cost	8.4	6.0	23.0	25.9
Curtailment/settlement losses	0.7	—	2.8	0.6
Net pension cost after curtailments/settlements	$9.1	$6.0	$25.8	$26.5

Settlement losses were recorded in 2005 as a result of lump sum distributions under supplemental benefit plans for officers and other key employees. The curtailment loss for the nine month period ended September 30, 2004 relates to a non-U.S. location included in the sale of Drilling Solutions.

The Company made required contributions of $18.8 million and discretionary contributions of $11.4 million to its pension plans during the nine months ended September 30, 2005. The Company contributed $20.0 million in required contributions and $40.0 million in discretionary contributions to its pension plans during the nine months ended September 30, 2004.

Note 11 - Business Segment Information
During the first quarter of 2005, the Company realigned its internal organization and operating segments to reflect its diversified structure and to promote greater transparency of results. The former Infrastructure segment has been disaggregated into two segments - the Compact Vehicle Technologies segment (formerly named the Bobcat and Club Car segment in the first quarter) and the Construction Technologies segment. The prior year segment results have been restated to conform to these changes.

A summary of operations by reportable segment is as follow:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2005	2004	2005	2004
Net revenues
Climate Control Technologies	$723.0	$694.4	$2,090.4	$2,059.2
Compact Vehicle Technologies	636.6	547.8	2,023.9	1,658.5
Construction Technologies	291.7	263.7	904.3	766.2
Industrial Technologies	437.3	398.7	1,273.0	1,130.0
Security Technologies	526.7	463.4	1,542.0	1,320.7
Total	$2,615.3	$2,368.0	$7,833.6	$6,934.6

Operating income
Climate Control Technologies	$81.9	$78.6	$225.8	$228.0
Compact Vehicle Technologies	92.7	69.8	318.4	241.5
Construction Technologies	26.8	29.6	94.3	85.3
Industrial Technologies	61.0	46.4	167.4	123.6
Security Technologies	101.7	76.4	265.6	211.2
Unallocated corporate expense	(24.1)	(22.6)	(55.4)	(67.2)
Total	$340.0	$278.2	$1,016.1	$822.4

No significant changes in long-lived assets by geographic area have occurred since December 31, 2004.

Note 12 - IR New Jersey
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

Condensed Consolidating Income Statement
For the three months ended September 30, 2005

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$—	$418.9	$2,196.4	$—	$2,615.3
Cost of goods sold	—	325.6	1,595.1	—	1,920.7
Selling and administrative expenses	—	82.4	272.2	—	354.6
Operating income	—	10.9	329.1	—	340.0
Equity earnings in affiliates (net of tax)	266.7	172.8	100.5	(540.0)	—
Interest expense	(3.4)	(25.7)	(6.4)	—	(35.5)
Intercompany interest and fees	(8.2)	(108.9)	117.1	—	—
Other income (expense), net	(0.9)	11.7	(1.2)	—	9.6
Earnings before income taxes	254.2	60.8	539.1	(540.0)	314.1
(Benefit) provision for income taxes	—	(44.3)	102.3	—	58.0
Earnings (loss) from continuing operations	254.2	105.1	436.8	(540.0)	256.1
Discontinued operations, net of tax	—	(4.6)	2.7	—	(1.9)
Net earnings	$254.2	$100.5	$439.5	$(540.0)	$254.2

Condensed Consolidating Income Statement
For the nine months ended September 30, 2005

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$—	$1,229.9	$6,603.7	$—	$7,833.6
Cost of goods sold	—	953.6	4,796.8	—	5,750.4
Selling and administrative expenses	—	233.6	833.5	—	1,067.1
Operating income	—	42.7	973.4	—	1,016.1
Equity earnings in affiliates (net of tax)	796.9	448.0	238.6	(1,483.5)	—
Interest expense	(5.3)	(80.1)	(24.4)	—	(109.8)
Intercompany interest and fees	(28.7)	(300.9)	329.6	—	—
Other income (expense), net	(0.2)	39.4	(12.2)	—	27.0
Earnings before income taxes	762.7	149.1	1,505.0	(1,483.5)	933.3
(Benefit) provision for income taxes	—	(102.4)	255.5	—	153.1
Earnings (loss) from continuing operations	762.7	251.5	1,249.5	(1,483.5)	780.2
Discontinued operations, net of tax	—	(13.0)	(4.5)	—	(17.5)
Net earnings	$762.7	$238.5	$1,245.0	$(1,483.5)	$762.7

Condensed Consolidating Income Statement
For the three months ended September 30, 2004

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net revenues	$—	$364.8	$2,003.2	$—	$2,368.0
Cost of goods sold	—	282.4	1,456.4	—	1,738.8
Selling and administrative expenses	—	82.9	268.1	—	351.0
Operating income	—	(0.5)	278.7	—	278.2
Equity earnings in affiliates (net of tax)	240.5	170.8	84.9	(496.2)	—
Interest expense	—	(28.5)	(7.2)	—	(35.7)
Intercompany interest and fees	(2.2)	(99.4)	101.6	—	—
Other income (expense), net	(0.5)	26.9	(21.3)	—	5.1
Earnings before income taxes	237.8	69.3	436.7	(496.2)	247.6
(Benefit) provision for income taxes	—	(22.7)	64.7	—	42.0
Earnings (loss) from continuing operations	237.8	92.0	372.0	(496.2)	205.6
Discontinued operations, net of tax	—	(7.3)	39.5	—	32.2
Net earnings	$237.8	$84.7	$411.5	$(496.2)	$237.8

Condensed Consolidating Income Statement
For the nine months ended September 30, 2004

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$—	$1,027.4	$5,907.2	$—	$6,934.6
Cost of goods sold	—	803.3	4,273.0	—	5,076.3
Selling and administrative expenses	0.1	245.5	790.3	—	1,035.9
Operating income	(0.1)	(21.4)	843.9	—	822.4
Equity earnings in affiliates (net of tax)	711.5	459.7	251.8	(1,423.0)	—
Interest expense	(0.2)	(93.4)	(22.5)	—	(116.1)
Intercompany interest and fees	(4.8)	(281.6)	286.4	—	—
Other income (expense), net	(2.9)	62.9	(59.8)	—	0.2
Earnings before income taxes	703.5	126.2	1,299.8	(1,423.0)	706.5
(Benefit) provision for income taxes	—	(112.6)	211.6	—	99.0
Earnings (loss) from continuing operations	703.5	238.8	1,088.2	(1,423.0)	607.5
Discontinued operations, net of tax	—	12.9	83.1	—	96.0
Net earnings	$703.5	$251.7	$1,171.3	$(1,423.0)	$703.5

Condensed Consolidating Balance Sheet
September 30, 2005

In millions	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Current assets:
Cash and cash equivalents	$15.9	$231.5	$484.7	$—	$732.1
Marketable securities	—	150.1	2.6	—	152.7
Accounts and notes receivable, net	0.1	347.6	1,416.9	—	1,764.6
Inventories, net	—	195.2	1,035.1	—	1,230.3
Prepaid expenses and deferred income taxes	—	82.1	278.4	—	360.5
Accounts and notes receivable affiliates	15.1	3,928.9	22,037.3	(25,981.3)	—
Total current assets	31.1	4,935.4	25,255.0	(25,981.3)	4,240.2

Investment in affiliates	6,886.9	11,331.3	30,609.2	(48,827.4)	—
Property, plant and equipment, net	—	247.1	844.7	—	1,091.8
Intangible assets, net	—	160.5	5,124.6	—	5,285.1
Other assets	1.9	663.5	257.5	—	922.9
Total assets	$6,919.9	$17,337.8	$62,091.0	$(74,808.7)	$11,540.0

Current liabilities:
Accounts payable and accruals	$9.0	$611.2	$1,533.2	$—	$2,153.4
Current maturities of long-term debt and loans payable	—	893.9	99.5	—	993.4
Accounts and note payable affiliates	1,000.0	6,101.6	18,879.7	(25,981.3)	—
Total current liabilities	1,009.0	7,606.7	20,512.4	(25,981.3)	3,146.8

Long-term debt	298.9	660.5	231.3	—	1,190.7
Notes payable affiliates	—	3,647.4	—	(3,647.4)	—
Other noncurrent liabilities	4.2	1,114.3	476.2	—	1,594.7
Total liabilities	1,312.1	13,028.9	21,219.9	(29,628.7)	5,932.2

Shareholders' equity:
Class A common shares	360.2	—	(26.3)	—	333.9
Class B common shares	270.6	—	—	(270.6)	—
Common shares	—	—	2,362.8	(2,362.8)	—
Other shareholders' equity	9,682.0	4,992.3	42,941.8	(52,175.4)	5,440.7
Accumulated other comprehensive income	154.7	(232.5)	1.4	(90.4)	(166.8)
	10,467.5	4,759.8	45,279.7	(54,899.2)	5,607.8
Less: Contra account	(4,859.7)	(450.9)	(4,408.6)	9,719.2	—
Total shareholders' equity	5,607.8	4,308.9	40,871.1	(45,180.0)	5,607.8
Total liabilities and equity	$6,919.9	$17,337.8	$62,091.0	$(74,808.7)	$11,540.0

Condensed Consolidating Balance Sheet
December 31, 2004

In millions	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Current assets:
Cash and cash equivalents	$236.8	$844.1	$622.2	$—	$1,703.1
Marketable securities	—	—	0.6	—	0.6
Accounts and notes receivable, net	1.1	265.3	1,232.0	—	1,498.4
Inventories, net	—	152.7	906.1	—	1,058.8
Prepaid expenses and deferred income taxes	0.2	88.9	259.7	—	348.8
Accounts and notes receivable affiliates	51.7	1,757.7	17,064.3	(18,873.7)	—
Total current assets	289.8	3,108.7	20,084.9	(18,873.7)	4,609.7

Investment in affiliates	6,759.6	10,938.1	15,773.8	(33,471.5)	—
Property, plant and equipment, net	—	239.4	773.8	—	1,013.2
Intangible assets, net	—	151.4	4,677.8	—	4,829.2
Other assets	—	649.5	313.0	—	962.5
Total assets	$7,049.4	$15,087.1	$41,623.3	$(52,345.2)	$11,414.6

Current liabilities:
Accounts payable and accruals	$5.0	$481.1	$1,778.0	$—	$2,264.1
Current maturities of long-term debt and loans payable	—	546.3	66.5	—	612.8
Accounts and note payable affiliates	1,310.6	3,525.0	14,038.1	(18,873.7)	—
Total current liabilities	1,315.6	4,552.4	15,882.6	(18,873.7)	2,876.9

Long-term debt	—	1,048.3	219.3	—	1,267.6
Notes payable affiliates	—	3,647.4	—	(3,647.4)	—
Other noncurrent liabilities	—	434.5	1,101.8	—	1,536.3
Total liabilities	1,315.6	9,682.6	17,203.7	(22,521.1)	5,680.8

Shareholders' equity:
Class A common shares	178.4	—	(5.3)	—	173.1
Class B common shares	135.3	—	—	(135.3)	—
Common shares	—	—	2,362.8	(2,362.8)	—
Other shareholders' equity	10,006.3	6,051.6	26,386.6	(36,946.6)	5,497.9
Accumulated other comprehensive income	384.2	(186.5)	185.5	(320.4)	62.8
	10,704.2	5,865.1	28,929.6	(39,765.1)	5,733.8
Less: Contra account	(4,970.4)	(460.6)	(4,510.0)	9,941.0	—
Total shareholders' equity	5,733.8	5,404.5	24,419.6	(29,824.1)	5,733.8
Total liabilities and equity	$7,049.4	$15,087.1	$41,623.3	$(52,345.2)	$11,414.6

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2005

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net cash (used in) provided by operating activities	$1.1	$(808.3)	$1,229.9	$—	$422.7

Cash flows from investing activities:
Capital expenditures	—	(19.5)	(62.0)	—	(81.5)
Acquisitions, net of cash	—	—	(518.0)	—	(518.0)
Purchases of marketable securities	—	(150.1)	0.6	—	(149.5)
Proceeds from business disposition	—	—	9.4	—	9.4
Proceeds from sale of property, plant and
equipment	—	1.5	9.1	—	10.6
Other, net	—	3.7	3.1	—	6.8
Net cash used in investing activities	—	(164.4)	(557.8)	—	(722.2)

Cash flows from financing activities:
Net change in debt	297.4	(40.2)	(130.8)	—	126.4
Net intercompany (payments) proceeds	(274.0)	405.4	(131.4)		—
Redemption of preferred stock of subsidiaries	(73.6)	—	—	—	(73.6)
Dividends (paid) received	(250.1)	9.5	101.4	—	(139.2)
Proceeds from the exercise of stock options	78.3	—	—	—	78.3
Purchase of treasury shares	—	—	(623.8)	—	(623.8)
Net cash (used in) provided by financing activities	(222.0)	374.7	(784.6)	—	(631.9)

Net cash used in discontinued operations	—	(14.6)	(14.6)	—	(29.2)

Effect of exchange rate changes on cash and
cash equivalents	—	—	(10.4)	—	(10.4)

Net (decrease) increase in cash and cash equivalents	(220.9)	(611.0)	(139.1)	—	(971.0)
Cash and cash equivalents - beginning of period	236.8	844.1	622.2	—	1,703.1
Cash and cash equivalents - end of period	$15.9	$233.1	$483.1	$—	$732.1

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2004

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(6.5)	$(342.2)	$834.7	$—	$486.0

Cash flows from investing activities:
Capital expenditures	—	(20.5)	(44.7)	—	(65.2)
Acquisitions, net of cash	—	—	(28.6)	—	(28.6)
Proceeds from business disposition	—	189.0	37.2	—	226.2
Proceeds from sale of property, plant and
equipment	—	18.2	23.3	—	41.5
Other, net	—	—	1.6	—	1.6
Net cash provided by (used in) investing activities	—	186.7	(11.2)	—	175.5

Cash flows from financing activities:
Net change in debt	—	(316.1)	(23.7)	—	(339.8)
Net intercompany (payments) proceeds	(51.8)	549.6	(497.8)		—
Dividends (paid) received	(194.3)	7.3	77.6	—	(109.4)
Proceeds from the exercise of stock options	98.5	—	—	—	98.5
Purchase of treasury shares	—	—	(282.6)	—	(282.6)
Net cash used in financing activities	(147.6)	240.8	(726.5)	—	(633.3)

Net cash (used in) provided by discontinued operations	—	(10.1)	25.4	—	15.3

Effect of exchange rate changes on cash and
cash equivalents	—	—	3.8	—	3.8

Effect of change in fiscal year end of business	—	—	(23.8)	—	(23.8)

Net (decrease) increase in cash and cash equivalents	(154.1)	75.2	102.4	—	23.5
Cash and cash equivalents - beginning of period	160.5	104.1	151.7	—	416.3
Cash and cash equivalents - end of period	$6.4	$179.3	$254.1	$—	$439.8

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

The Company seeks to drive shareholder value through three areas of emphasis: Dramatic Growth, by developing innovative solutions that improve our customers’ operations; Operational Excellence, by fostering a culture of continuous improvement and cost control; and Dual Citizenship, by encouraging our employees’ active collaboration with colleagues across business units and geographic regions to achieve superior business outcomes. IR has transformed its portfolio to become a more diversified company with strong growth prospects by divesting cyclical, low-growth, asset-intensive businesses, and improving efficiencies, capabilities, and products and services for its high-potential businesses. The Company expects to use the cash flow generated from operations and divestitures for bolt-on acquisitions, stock buybacks and dividend enhancements.

The following significant events occurred during the first nine months of 2005:

•
In January, the Company completed the acquisition of the remaining 70% interest in Italy-based CISA S.p.A. (CISA) for approximately $267 million in cash and the assumption of approximately $244 million of debt. CISA manufactures an array of security products, including electronic locking systems, cylinders, door closers, and panic hardware, and also markets safes and padlocks. In April, the Company acquired the remaining 20% interest in Shanghai Ingersoll-Rand Compressor Company Limited (SIRC) for approximately $26 million, which was a joint venture established in 1987. SIRC manufactures a wide range of products and components for IR and provides the Company with a network of company-owned distribution centers located in most major cities in China to sell, install and service IR products. In May, the Company acquired Security One Systems for approximately $31 million, a security systems integrator located in Florida. Security One provides security design solutions including access control, closed circuit TV, video surveillance and alarm monitoring. In May, the Company purchased Baumaschinen Bensheim GmbH, a German construction equipment dealer, for approximately $14 million. In August, the Company established a joint venture with Taiwan Fu Hsing Industrial Company Ltd. (Taiwan Fu Hsing), a leading manufacturer of mechanical locks based in Taiwan, for approximately $72 million. The Company has a majority interest in Taiwan Fu Hsing’s mechanical door lock manufacturing subsidiaries in China and Malaysia, as well as a minority equity interest in Taiwan Fu Hsing. In August, the Company acquired Astrum Gesellschaft fur Angewandte Informatik GmbH (Astrum), based in Erlangen, Germany, for approximately $14 million. Astrum develops and provides personnel scheduling and work-time management software and services to a wide range of clients including those engaged in healthcare, manufacturing, hospitality, and transportation and logistics. The Company also made several smaller bolt-on acquisitions during the period.

•
On August 3, 2005, the Company’s Board of Directors (the “Board”) declared a two-for-one stock split, effected in the form of a stock distribution, payable on September 1, 2005 to shareholders of record on August 16, 2005. The Company retained the current par value of $1.00 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented. Shareholders’ equity reflects the stock split by reclassifying from “retained earnings” to “common stock” an amount equal to the par value of the additional shares arising from the split as of the distribution date. The Board also declared a 28% increase in the quarterly dividend of the Company Class A common shares to 16 cents per share and expanded the Company’s share repurchase program, which was established in August 2004, to $2 billion. During the first nine months of 2005, the Company repurchased 15.7 million Class A common shares at a cost of $623.8 million. Total purchases under the program through September 30, 2005 have been 19.7 million Class A common shares at a cost of $763.9 million.

•	The Company made discretionary contributions of $11.4 million to its pension plans during the nine months ended September 30, 2005, as well as $18.8 million in required employer contributions.

Revenues for the third quarter of 2005 were $2,615.3 million, a 10% increase compared with net revenues of $2,368.0 million in 2004. Revenues for all of the Company's business segments experienced growth compared to the 2004 third quarter: Climate Control Technologies (4%), Compact Vehicle Technologies (16%), Construction Technologies (11%), Industrial Technologies (10%) and Security Technologies (14%).

Revenues for the first nine months of 2005 were $7,833.6 million, a 13% increase compared with net revenues of $6,934.6 million for the comparable period in 2004. With the exception of Climate Control Technologies, all of the Company's business segments experienced double-digit revenue growth during the nine months ended September 30, 2005 compared to the same period in 2004: Compact Vehicle Technologies (22%), Construction Technologies (18%), Industrial Technologies (13%) and Security Technologies (17%). Climate Control Technologies’ revenues were slightly higher from period to period.

For the third quarter of 2005, all of the Company’s business segments, except Construction Technologies, reported improved operating income compared to 2004. For the nine-month period ended September 30, 2005, all of the Company’s business segments, except Climate Control Technologies, reported improved operating income compared to 2004. The improved results for both periods were mostly attributable to increased volumes and product mix, improved pricing, productivity improvements and acquisitions. Material cost inflation, manufacturing inefficiencies due to material availability and productivity investment costs continue to adversely impact operating income.

The Company reported third quarter 2005 net earnings of $254.2 million, or diluted earnings per share of $0.75. Earnings from continuing operations for the third quarter of 2005 increased by 25% compared to 2004. The Company reported net earnings of $762.7 million, or diluted earnings per share of $2.22, for the nine months ended September 30, 2005. Earnings from continuing operations for the first nine months of 2005 increased by 28% compared to the first nine months of 2004. The Company’s debt-to-capital ratio of 27.9% at September 30, 2005 was higher than the 24.3% ratio at December 31, 2004 mainly due to the issuance of $300 million of long-term debt during the second quarter.

Results of Operations - Three Months Ended September 30, 2005 and 2004
Earnings from continuing operations for the third quarter of 2005 were $256.1 million, or diluted earnings per share of $0.75, compared with $205.6 million and $0.59 diluted earnings per share in the comparable quarter of 2004.

	Three months ended September 30,
Dollar amounts in millions	2005	2004
Net revenues	$2,615.3	$2,368.0
Cost of goods sold	1,920.7	1,738.8
Selling and administrative expenses	354.6	351.0
Operating income	$340.0	$278.2
Operating margin	13.0%	11.7%

Net Revenues
Revenues for the third quarter of 2005 increased by approximately 10% over the comparable quarter of 2004. Higher volumes and product mix accounted for approximately 4% of the increase, while acquisitions and improved pricing accounted for 4% and 2%, respectively. Revenues increased by over 10% in all geographic regions except Asia Pacific. The Company continues to increase recurring revenues, which include revenues associated with parts, attachments, service and used equipment.

Cost of Goods Sold
Cost of goods sold in the third quarter of 2005 was 73.4% of revenue, which was the same as the third quarter of 2004. Savings from productivity improvements and the reduction of lower margin products were offset by higher material costs and manufacturing inefficiencies due to the lack of component availability from suppliers.

Selling and Administrative Expenses
Selling and administrative expenses in the third quarter of 2005 were 13.6% of revenues as compared to 14.8% in 2004. The decrease in the ratio was primarily due to higher revenue. Total expenses for the third quarter of 2005 were favorably impacted by lower employee benefit costs ($7.1 million) and an adjustment to the allowance for doubtful accounts estimate ($7.2 million). These savings were offset by higher expenses due to acquisitions ($16.3 million) and productivity investments ($6.1 million). The third quarter of 2004 included legal costs associated with a product warranty issue ($5.0 million).

Operating Income
Operating income for the third quarter of 2005 increased by approximately 22%. The increase was mainly due to higher volumes, product mix, improved pricing and productivity improvements. Acquisitions during 2005 also increased the third quarter operating income. These positive effects were partially offset by increased material costs and investments.

Interest Expense
Interest expense for the third quarter of 2005 was $35.5 million, which was comparable to the third quarter of 2004. The benefits of lower average interest rates were offset by higher year-over-year average debt levels.

Other Income, net
Other income, net includes foreign exchange activities, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income, net aggregated to $9.6 million in the third quarter of 2005 as compared with $5.1 million in 2004. The change is primarily due to higher interest income ($6.9 million) and lower minority interest charges ($2.6 million). These increases were partially offset by lower earnings from equity investments and lower foreign currency exchange gains.

Provision for Income Taxes
The Company’s third quarter 2005 provision for income taxes was $58.0 million, as compared to $42.0 million in 2004. The Company’s effective tax rate of 18.5% for the third quarter of 2005 is higher than the 17.0% in the third quarter of 2004. The 2005 rate increase is due to an increase in the 2005 earnings outlook, especially in higher tax jurisdictions.

We have completed our review of the foreign earnings repatriation provision of the American Jobs Creation Act of 2004. We concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings, as well as certain restrictions in the Act and in the laws of other jurisdictions, and the composition of other tax attributes, the foreign earnings repatriation provision of the Act does not provide a material financial benefit to the Company. Based on that analysis, we do not plan to change our existing repatriation practices as a result of the Act.

Discontinued Operations
Discontinued operations, net of tax, for the third quarter of 2005 amounted to expense of $1.9 million compared to $32.2 million of income for the third quarter of 2004. The third quarter of 2005 includes $9.8 million of retained and on-going costs mainly associated with environmental and product liability and legal costs (mostly asbestos claims) from divested businesses. These expenses were partially offset by $7.9 million of additional net gains from previously sold businesses, mostly from Dresser-Rand ($6.9 million). The third quarter of 2004 includes income from Dresser-Rand ($16.6 million) and gains from Engineered Solutions ($19.2 million) and Drilling Solutions ($3.1 million), partially offset by retained and on-going costs associated with other divested businesses.

Results of Operations - Nine Months Ended September 30, 2005 and 2004
Earnings from continuing operations for the nine months ended September 30, 2005 were $780.2 million, or diluted earnings per share of $2.27, compared with $607.5 million and $1.73 diluted earnings per share in the comparable period of 2004.
	Nine months ended September 30,
Dollar amounts in millions	2005	2004
Net revenues	$7,833.6	$6,934.6
Cost of goods sold	5,750.4	5,076.3
Selling and administrative expenses	1,067.1	1,035.9
Operating income	$1,016.1	$822.4
Operating margin	13.0%	11.9%

Net Revenues
Revenues for the nine months ended September 30, 2005 increased by approximately 13% over the comparable period of 2004. Higher volumes and product mix accounted for approximately 7% of the increase, while the majority of the remaining increase was attributable to acquisitions and improved pricing accounted for 3% and 2%, respectively. The Company continues to make progress in increasing recurring revenues, which includes revenues associated with parts, attachments, service and used equipment sales.

Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2005 was 73.4% of revenues as compared to 73.2% in 2004. The slight decrease in gross margin was mostly attributable to higher material costs and manufacturing inefficiencies due to the lack of availability of material from suppliers, mostly offset by productivity improvements and a reduction of lower margin products.

Selling and Administrative Expenses
Selling and administrative expenses for the nine months ended September 30, 2005 were 13.6% of revenues as compared to 14.9% in 2004. The decrease in the ratio was primarily due to higher revenue and lower stock-based liability program costs. The favorable settlement of certain product-related litigation, an adjustment to the allowance for doubtful accounts estimate and lower employee benefit costs also decreased the 2005 expenses. These benefits were partially offset by higher expenses due to acquisitions. The 2004 expenses included increases due to legal costs associated with a product warranty issue and were reduced by the gain on the sale of corporate real estate.

Operating Income
Operating income for the nine months ended September 30, 2005 increased by approximately 24%. The increase was mainly due to higher volumes, product mix, pricing and improved productivity. Acquisitions over the first nine months of 2005 also increased operating income. These positive effects were partially offset by increased material costs and productivity investment costs.

Interest Expense
Interest expense for the nine months ended September 30, 2005 was $109.8 million, a decrease of $6.3 million from 2004. The benefits of lower average interest rates were partially offset by higher year-over-year average debt levels.

Other Income, net
Other income, net, aggregated $27.0 million for the nine months ended September 30, 2005, as compared with $0.2 million in 2004. The change is primarily due to additional foreign currency exchange gains ($11.0 million), higher interest income ($17.3 million) and lower minority interest charges ($5.9 million), partially offset by lower income from equity investments ($3.3 million) in the current period.

Provision for Income Taxes
The Company’s provision for income taxes for the nine months ended September 30, 2005 was $153.1 million, as compared to $99.0 million in 2004. The Company’s effective tax rate of 16.4% is higher for the nine month period ended September 30, 2005, compared to 14.0% for the comparable period in 2004. The higher tax rate is due to an increase in the 2005 earnings outlook, especially in higher tax jurisdictions. Tax benefits of $8.8 million lowered the effective tax rate for first nine months of 2004.

Discontinued Operations
Discontinued operations, net of tax, for the first nine months of 2005 amounted to expense of $17.5 million compared to $96.0 million of income for the nine months ended September 30, 2004. The first nine months of 2005 include expenses of $27.8 million, partially offset by net gains of previously sold businesses of $10.3 million. The expenses include on-going and retained expenses related to environmental, employee benefits and product liability and legal costs (mostly asbestos claims). The gains for the 2005 period were mainly the result of Dresser-Rand ($8.2 million). The nine month period in 2004 includes $19.4 million (after tax) recorded for claims filed under the Continued Dumping and Subsidy Offset Act of 2000, income from Dresser-Rand ($31.3 million) and gains from Drilling Solutions ($40.0 million) and Engineered Solutions ($18.8 million), partially offset by retained and on-going costs of other divested businesses.

Review of Business Segments
During the first quarter of 2005, the Company realigned its internal organization and operating segments to reflect its diversified structure and to promote greater transparency of results. The former Infrastructure segment has been disaggregated into two segments - the Compact Vehicle Technologies segment (formerly named the Bobcat and Club Car segment in the first quarter) and the Construction Technologies segment. The prior year segment results have been restated to conform to these changes.

Climate Control Technologies
Climate Control Technologies provides solutions to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, refrigerated display merchandisers, beverage coolers, HVAC systems, and walk-in storage coolers and freezers.

During the quarter, Climate Control Americas had a 9% increase in revenue. This increase was attributable to strength in the transport business, modest growth in the retail business and an increase in recurring revenues. Total international revenues declined by 3% compared to the third quarter of 2004. This decrease was the result of a decline in Asia Pacific sales. European sales were flat, as growth in the truck and container business was offset by a decline in the retail business,.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollar amounts in millions	2005	2004	2005	2004
Net revenues	$723.0	$694.4	$2,090.4	$2,059.2
Operating income	81.9	78.6	225.8	228.0
Operating margin	11.3%	11.3%	10.8%	11.1%

Climate Control Technologies’ revenues for the third quarter of 2005 were approximately 4% higher than the third quarter of 2004. Increases from acquisitions and improved pricing were partially offset by lower volumes and product mix. Operating income was slightly higher for the third quarter of 2005 and operating margins were equal to 2004. Improved pricing and productivity increased operating income by $14 million and $6 million, respectively. These improvements were partially offset by higher material costs of $7 million, a decrease of $3 million due to lower volume and product mix, and additional costs in the service and installation business.

Climate Control Technologies’ revenues for the first nine months of 2005 were slightly higher than 2004. Increases from improved pricing and the effects of currency were mostly offset by lower volumes and product mix. Operating income and margins for the first half of 2005 were lower than 2004. Higher material costs of $36 million decreased operating income, as well as a decrease of $20 million due to lower volume and product mix. These negative effects were mostly offset by improved pricing and productivity which increased operating income by $30 million and $21 million, respectively.

Compact Vehicle Technologies
The Compact Vehicle Technologies segment is engaged in the design, manufacture, sale and service of skid-steer loaders, mini-excavators and golf and utility vehicles. This segment includes the Bobcat and Club Car brands.

During the quarter, Bobcat revenues increased by 21% compared to last year’s third quarter due to growth in North American markets and new product sales, as well as continued strength in the aftermarket parts and attachments markets. Club Car revenues were relatively flat compared to the third quarter of 2004 as double digit growth in our golf and utility vehicles offset higher prior year revenues from the launch of an all-wheel drive vehicle and the completion of a large customer vehicle program during 2005.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollar amounts in millions	2005	2004	2005	2004
Net revenues	$636.6	$547.8	$2,023.9	$1,658.5
Operating income	92.7	69.8	318.4	241.5
Operating margin	14.6%	12.7%	15.7%	14.6%

Compact Vehicle Technologies’ revenues for the third quarter of 2005 increased by approximately 16% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 13% of the increase. The remaining 3% increase was mostly due to improved pricing. Operating income and margins for the third quarter of 2005 also increased significantly. Higher volumes and product mix contributed $14 million and improved pricing also increased operating income by $14 million from the prior year comparable quarter. These positive effects were partially offset by higher material costs of $5 million and manufacturing inefficiencies due to the lack of availability of components.

Compact Vehicle Technologies’ revenues for the first nine months of 2005 increased by approximately 22% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 19% of the increase. The remaining 3% increase was mostly due to improved pricing. Operating income and margins for the first nine months of 2005 also increased. Higher volumes and product mix improved operating income by $94 million, while improved pricing also added $41 million during the period. These positive effects were partially offset by higher material costs of $50 million, investments in productivity improvements and manufacturing inefficiencies due to the lack of availability of components.

Construction Technologies
Construction Technologies is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment and light towers. It is comprised of the Utility Equipment and Road Development businesses.

Road Development revenues decreased by 2%, compared to the third quarter of 2004, as a decline in China due to the governmental curtailment of construction investment and lower European revenues, offset growth in the North American market. Utility Equipment had a revenue increase of 31% compared to the third quarter of 2004. This increase was the result of new product growth, expanded distribution and the effects of the hurricane season. These factors resulted in increased sales in all geographic regions.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollar amounts in millions	2005	2004	2005	2004
Net revenues	$291.7	$263.7	$904.3	$766.2
Operating income	26.8	29.6	94.3	85.3
Operating margin	9.2%	11.2%	10.4%	11.1%

Construction Technologies’ revenues for the third quarter of 2005 increased by approximately 11% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 7% of the increase. The remaining increase was mainly due to improved pricing, which accounted for approximately 3% of the change. Operating income and margins declined during the period. Higher material costs negatively impacted operating income by $10 million. Operating income was also affected by unfavorable product and geographic mix and manufacturing inefficiencies due to the lack of availability of components. These increased costs were partially offset by increased income of $9 million related to improved pricing and $3 million from higher volumes and product mix.

Construction Technologies’ revenues for the first nine months of 2005 increased by approximately 18% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 14% of the increase. The remaining increase was mostly due to improved pricing, which increased revenues by approximately 4%. Operating income increased, while the operating margins declined compared to the nine month period in 2004. Higher volumes and product mix increased operating income by $16 million, while improved pricing and productivity added $27 million and $15 million, respectively, during the period. These positive effects were partially offset by higher material costs of $41 million, productivity investment costs of $4 million and manufacturing inefficiencies due to the lack of availability of components.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid power production and energy generation systems. This segment includes the Air Solutions and Productivity Solutions businesses.

Air Solutions’ revenues increased 9% for the third quarter compared to 2004. Higher revenue was the result of strong growth in the Americas, new product growth and a 15% increase in recurring revenues. Productivity Solutions increased revenue by 8% over the comparable period in 2004. Product sales improved in all categories, driven by growth from new products.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollar amounts in millions	2005	2004	2005	2004
Net revenues	$437.3	$398.7	$1,273.0	$1,130.0
Operating income	61.0	46.4	167.4	123.6
Operating margin	14.0%	11.6%	13.2%	10.9%

Industrial Technologies’ revenues for the third quarter of 2005 increased by approximately 10% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 7% of the increase. The remaining increase was due to improved pricing. Operating income and margins for the third quarter of 2005 also increased significantly. Higher volumes and product mix increased operating income by $10 million, while improved pricing also contributed $8 million to the increase.

Industrial Technologies’ revenues for the first nine months of 2005 increased by approximately 13% compared to 2004. The increase was mainly attributable to higher volumes and product mix, which accounted for approximately 9% of the increase. The remaining increase was mostly due to improved pricing. Operating income and margins for the nine month period in 2005 also increased significantly. Higher volumes and product mix increased operating income by $28 million, while improved pricing also contributed $23 million to the increase.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software.

Security Technologies’ revenues and operating income benefited from strong growth in its electronic controls and integrated solutions businesses for the third quarter of 2005. Total revenues were up 3% before acquisitions and prior year divestitures and bookings were strong. North American sales improved over the third quarter of 2004, due to the continued strength in the residential and commercial businesses. Without the effect of acquisitions, international sales were flat.

	Three months ended		Nine months ended
	September 30,		September 30,
Dollar amounts in millions	2005	2004	2005	2004
Net revenues	$526.7	$463.4	$1,542.0	$1,320.7
Operating income	101.7	76.4	265.6	211.2
Operating margin	19.3%	16.5%	17.2%	16.0%

Security Technologies’ revenues for the third quarter of 2005 increased by approximately 14% compared to 2004. The increase was mainly attributable to acquisitions, which increased revenues by 14%. Improved pricing also increased revenues during the period, which helped to offset lower revenues due to business divestitures during the fourth quarter of 2004. Operating income and margins also increased significantly during the period. Improved pricing, productivity and acquisitions increased operating income by $15 million, $7 million and $5 million, respectively. These increases were partially offset by unfavorable product mix and volume of $9 million. The operating income for the third quarter of 2004 was negatively impacted by costs of approximately $10 million related to a product warranty issue.

Security Technologies’ revenues for the first nine months of 2005 increased by approximately 17% compared to 2004. The increase was mainly attributable to acquisitions, which increased revenues by 15%. The majority of the remaining increase was due to improved pricing. Operating income and margins also improved compared to 2004. Improved pricing, productivity and acquisitions increased operating income by $42 million, $18 million and $11 million, respectively. The favorable settlement of certain product-related litigation also increased operating income for the first nine months of 2005. These increases were partially offset by higher material costs of $15 million, unfavorable product mix and volumes of $22 million and productivity investment costs of $13 million. Operating income for the first nine months of 2004 was lowered by costs of approximately $10 million related to a product warranty issue, costs related to a plant closing and the discontinuance of a plumbing fixture product line of $7 million and legal expenses of $11 million.

Liquidity and Capital Resources
The Company’s primary source for liquidity has been operating cash flow. Net cash provided by operating activities for the nine months ended 2005 and 2004 was $422.7 million and $486.0 million, respectively. The decrease in net cash from operating activities is primarily attributable to negative impacts from period to period in accounts payable and accrued liabilities, as well as increases in accounts receivable as a result of increased sales and a build-up of inventory due to component availability issues. These decreases were partially offset by higher earnings in 2005.

Net cash used in investing activities for the first nine months of 2005 was $722.2 million, compared to net cash provided by investing activities for the same period in 2004 of $175.5 million. Cash paid for acquisitions included $267.3 million for the CISA acquisition during the first quarter of 2005 and totaled $518.0 million for the nine month period. Cash flows for 2005 also include purchases of $149.5 million of auction rate securities, which are classified as available-for-sale marketable securities. The nine month period ended September 30, 2004 included cash from dispositions of $226.2 million, mainly from the sale of the Drilling Solutions business.

Net cash used in financing activities for the first nine months of 2005 was $631.9 million compared to $633.3 million in 2004. During the second quarter of 2005, the Company issued $300 million of long-term debt. The Company repurchased $623.8 million of Class A common shares in the first nine months of 2005, compared to $282.6 million in the same period in 2004. During the second and third quarters of 2005, the Company repurchased the preferred shares of two subsidiaries. Payments of $73.6 million were made to unrelated third party holders of the shares. The Company has fully consolidated these subsidiaries since their inception. The Company also made $166.3 million of additional long-term debt repayments during the first nine months of 2004, compared to same period in 2005.

The Company’s debt-to-total capital ratio at September 30, 2005 was 27.9%, compared to 24.3% at December 31, 2004. The increase in the ratio is due to the issuance of $300 million of long-term debt during the second quarter of 2005. The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines, which were both unused, have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items.

The Company’s working capital was $1,093.4 million at September 30, 2005 compared to $1,732.8 million at December 31, 2004. The change was due primarily to a lower cash balance at September 30, 2005 resulting from acquisitions, share repurchases and dividend payments, and an increase in current maturities of long-term debt. This decrease was partially offset by an increase in accounts receivable from increased sales and a planned increase in inventory due to expected sales volumes and continued material availability concerns.

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

All asbestos-related claims resolved to date have been dismissed or settled. For the nine-month periods ended September 30, 2005 and 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $12.5 million and $12.3 million, respectively.  The Company performs a thorough analysis, updated periodically, of its actual and potential asbestos liabilities projected seven years into the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued. This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees. In accordance with a U.S. Securities and Exchange Commission rule, the Company will delay implementation of SFAS 123(R) until January 1, 2006. The Company is evaluating the transition applications and the impact the adoption of SFAS 123(R) will have on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB released Financial Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). The American Jobs Creation Act (the Act) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP 109-2 allows for time for enterprises beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have completed our review of the foreign earnings repatriation provision of the Act. We concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings, as well as certain restrictions in the Act and in the laws of other jurisdictions, and the composition of other tax attributes, the foreign earnings repatriation provision of the Act does not provide a material financial benefit to the Company. Based on that analysis, we do not plan to change our existing repatriation practices as a result of the Act.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided. The Company will follow the guidance prescribed in SAB 107 in connection with its adoption of SFAS 123(R) in the first quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position and results of operations.

In July 2005, the FASB issued a proposed interpretation of SFAS 109, “Accounting for Income Taxes,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our consolidated financial position and results of operations.

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

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005, the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

By letter dated October 13, 2005, the Michigan Department of Environmental Quality ("DEQ") has reduced its prior assessment of stipulated penalties to $90,000 against the Company for an alleged violation of a DEQ Administrative Order of Consent ("AOC").  The AOC governs the Company's environmental investigation and cleanup obligations related to the McCoy Creek Industrial Park, Buchanan, Michigan. The Company believes it has valid defenses against the penalty and is seeking to resolve this matter through the informal dispute resolution process provided in the AOC.

As previously reported, on November 10, 2004, the SEC issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil For Food Program.  Upon receipt of the Order, the Company undertook a thorough review of its participation in the program, has provided the SEC with information responsive to the Order and will provide additional information requested by the SEC. The Company will continue to cooperate fully with the SEC in this matter.

See also the discussion under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Part I, Item 1, Note 8 to the Consolidated Condensed Financial Statements.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its Class A common shares during the quarter ended September 30, 2005:

				Approximate dollar
			Total number of	value of shares still
	Total number		shares purchased	available to be
	of shares	Average	as part of the	purchased under
	purchased	price paid	program	the program
Period	(000's)	per share	(000's)	($000's)
7/01/2005 - 7/31/2005	—	$—	—	$1,381,285
8/01/2005 - 8/31/2005	2,845	39.35	2,845	1,269,338
9/01/2005 - 9/30/2005	850	39.10	850	1,236,099
Total	3,695		3,695

On August 3, 2005, the Board of Directors of the Company expanded the Company’s existing share repurchase program to allow the repurchase of up to a total of $2 billion worth of Class A common shares. The plan was established on August 4, 2004 and authorized the Company to repurchase up to 20 million shares. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. This long-term repurchase program will serve primarily to offset dilution from the Company’s incentive stock plan.

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

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: November 4, 2005	/s/ Timothy R. McLevish
Timothy R. McLevish, Senior Vice President
and Chief Financial Officer

Principal Financial Officer

Date: November 4, 2005	/s/ Richard W. Randall
Richard W. Randall, Vice President and
Controller

Principal Accounting Officer