Form 10-K
period 2005-12-31
INGERSOLL RAND CO LTD
filed 2006-03-01
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to____

Commission File No. 1-985

INGERSOLL-RAND COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	75-2993910 (I.R.S. Employer Identification No.)
Clarendon House 2 Church Street Hamilton HM 11, Bermuda (Address of principal executive offices)

Registrant’s telephone number, including area code: (441) 295-2838

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares,	New York Stock Exchange
Par Value $1.00 per Share

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒NO ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The aggregate market value of common stock held by nonaffiliates on June 30, 2005 was approximately $12,031,865,017 based on the closing price of such stock on the New York Stock Exchange.

The number of Class A Common Shares outstanding as of February 24, 2006 was 327,478,397.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 7, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.  BUSINESS

Overview
Ingersoll-Rand Company Limited, a Bermuda company (we, our, IR-Limited or the Company), is a leading provider of climate control, industrial, compact vehicle, construction and security products. In each of these markets, we offer a diverse product portfolio that includes well-recognized industrial and commercial brands.

Through our business segments, we design, manufacture, sell and service:

•	climate control technologies, including transport temperature control units and refrigerated display merchandisers;
•	compact vehicle technologies, including skid-steer loaders and golf vehicles;
•	construction technologies, including road construction and repair equipment;
•	industrial technologies, including compressed air systems and tools; and
•	security technologies, including mechanical and electronic security products.

Ingersoll-Rand Company (IR-New Jersey) was organized in 1905 under the laws of the State of New Jersey as a consolidation of Ingersoll-Sergeant Drill Company and the Rand Drill Company, whose businesses were established in the early 1870’s.

IR-Limited is the successor to IR-New Jersey following a corporate reorganization (the reorganization) that became effective on December 31, 2001. We believe that the reorganization has enabled us to begin to realize a variety of financial and strategic benefits, including to:

•	help enhance business growth;
•	create a more favorable corporate structure for expansion of our current business;
•	improve expected cash flow for use in investing in the development of higher-growth product lines and businesses;
•	improve expected cash flow for use in reducing the amount of our debt;
•	reduce our worldwide effective tax rate;
•	enable us to implement our business strategy more effectively; and
•	expand our investor base as our shares may become more attractive to non-U.S. investors.

To consummate the reorganization, IR Merger Corporation, a New Jersey corporation, merged into IR-New Jersey, with IR-New Jersey as the surviving company. Upon the merger, IR-New Jersey became a wholly owned, indirect subsidiary of IR-Limited, and the outstanding shares of IR-New Jersey common stock were automatically cancelled in exchange for the issue of our Class A common shares. The number of Class B common shares issued had an aggregate value equal to the fair market value of the shares of the subsidiaries transferred (the transferred shares) and the amount of debt issued to us based on the market value of IR-New Jersey common stock at the effective time of the merger. Prior to the reorganization, neither IR-Limited nor IR-Merger Corporation had any significant assets or capitalization or engaged in any business or other activities other than in connection with formation and the merger and related reorganization transactions.  IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

Business Segments
Climate Control Technologies
The segment provides solutions to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers. Climate Control Technologies includes the Thermo King and Hussmann brands.

Compact Vehicle Technologies
The segment is engaged in the design, manufacture, sale and service of skid-steer loaders, all-wheel steer loaders, compact truck loaders, compact excavators, attachments and golf and utility vehicles. Compact Vehicle Technologies includes the Bobcat and Club Car brands.

Construction Technologies
The segment is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment, attachments and portable light towers and compressors. Construction Technologies is comprised of the Utility Equipment and Road Development businesses.

Industrial Technologies
The segment is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling and energy generation systems. Industrial Technologies includes the Air Solutions and Productivity Solutions businesses.

Security Technologies
The segment is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems, and security and scheduling software. Security Technologies includes the Schlage, LCN and Von Duprin brands.

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

These products are sold primarily under the Company’s name and also under other names including ABG®, Blaw-Knox®, Bobcat®, Bricard®, CISA®, Club Car®, Hussmann®, Koxka®, LCN®, Montabert®, Schlage®, Thermo King®, and Von Duprin®.

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

Customers
No material part of the Company's business is dependent upon a single customer or a small group of customers. Therefore, the loss of any one customer would not have a material adverse effect on the Company's operations.

Operations by Geographic Area
More than 40% of our 2005 net revenues were derived outside the United States. Sales outside of the United States are made in more than 100 countries; therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not be expected to have a significant effect on the Company's non-U.S. operations. Additional information concerning the Company’s operating segments is contained in Note 14, Business Segment Information, to the consolidated financial statements contained in this Annual Report on Form 10-K.

Raw Materials
The Company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the Company's products are purchased from numerous suppliers, and although higher prices for some raw materials important to some of the Company’s businesses, particularly steel, have caused pricing pressures, the Company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog
The Company’s approximate backlog of orders at December 31, 2005, believed by it to be firm, was $301.3 million for Climate Control Technologies, $178.6 million for Industrial Technologies, $162.6 million for Compact Vehicle Technologies, $129.7 million for Construction Technologies, and $140.0 million for Security Technologies, compared with $359.3 million, $121.6 million, $245.4 million, $98.0 million and $100.0 million, respectively, at December 31, 2004. These backlog figures are based on orders received. While the major portion of the Company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. The Company estimates that over 90% of the backlog will be shipped during the next twelve months.

Research and Development
The Company maintains extensive research and development facilities for experimenting, testing and developing high quality products. The Company spent $162.4 million in 2005, $149.2 million in 2004 and $164.5 million in 2003 on research and development expenditures, including qualifying engineering costs. The Company also incurs engineering costs, which are not considered research and development expenditures.

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

During 2005, the Company spent $4.1 million on capital projects for pollution abatement and control, and an additional $13.0 million for environmental remediation expenditures at sites presently or formerly owned or leased by the Company. It should be noted that these amounts are difficult to estimate because environmental projects are generally a part of the overall improvement program at a particular plant. The Company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

The Company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all sites there are other PRPs and, in most instances, the Company's involvement is minimal.

In estimating its liability, the Company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against IR-New Jersey and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the year ended December 31, 2005, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $16.8 million, compared with $16.5 million for the year ended December 31, 2004. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation currently under consideration in Congress concerns pending and future asbestos-related personal injury claims. Whether and when such legislation will become law, and the final provisions of such legislation, are unknown. Consequently, the Company cannot predict with any reasonable degree of certainty what effect, if any, such legislation would have upon the Company’s financial position, results of operations or cash flows. See also the discussion under Note 8, Commitments and Contingencies, to the consolidated financial statements contained in this Annual Report on Form 10-K.

Employees
There are approximately 40,000 employees of the Company throughout the world, of whom approximately 19,000 work in the United States and 21,000 outside the United States. The Company believes relations with its employees are good.

Available Information
The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 405 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by the Company at http://www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on the Company’s Internet website (http://www.irco.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Board of Directors of the Company has also adopted and posted in the Investor Relations section of its website the Company’s Corporate Governance Guidelines and charters for each of the Board’s standing committees. A copy of the above filings will also be provided free of charge upon written request to the Company.

Certifications
New York Stock Exchange Annual Chief Executive Officer Certification
The Company’s Chief Executive Officer submitted to the New York Stock Exchange (“NYSE”) the Annual CEO Certification as the Company’s compliance with the NYSE’s corporate governance listing standards required by Section 303A.12 of the NYSE’s listing standards.

Sarbanes-Oxley Act Section 302 Certification
The certifications of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to this Annual Report on Form 10-K.

Item 1A. RISK FACTORS

The following are certain risk factors that could affect our business, financial condition, results of operations, and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our Class A common shares could decline, and you may lose all or part of your investment.

Risks Relating to Our Businesses

Currency exchange rate, commodity price and interest rate fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in non-U.S. currency exchange rates, commodity prices and interest rates. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

More than 40% of our net revenues were derived outside the U.S. in 2005, and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net sales. Therefore, in the case where we manufacture our products in the U.S. and the U.S. dollar strengthens in relation to the currencies of the countries where we sell those products, such as the euro and Asian currencies, our U.S. dollar reported revenue and income will decrease. Although we enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Furthermore, the reporting currency for our financial statements is the U.S. dollar. We have assets, liabilities, revenues and expenses denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at the applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.

We are a large buyer of steel as well as other commodities required for the manufacture of our products. Volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our results of operations and cash flows. On a limited basis, we purchase commodity derivatives which reduce the volatility of the commodity prices for supplier contracts where fixed pricing is not available.

Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health.

We estimate that our available cash and our cash flow from operations will be adequate to fund our operations for the foreseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with any pending litigation or investigations. As required by U.S. generally accepted accounting principles, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings, including current or future asbestos-related litigation, may affect our assessment and estimates of the loss contingency recorded as a reserve requiring us to make additional material payments, which could result in an adverse effect on our results of operations.

Such an outcome could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	restrict our ability to exploit business opportunities; and
•	make it more difficult for us to satisfy our payment obligations with respect to our outstanding indebtedness.

Significant shortages in the raw materials we use in our businesses could increase our operating costs.

We rely on suppliers to secure raw materials, particularly steel, required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that available sources of supply will generally be sufficient for our needs for the foreseeable future. Nonetheless, the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

Our global operations subject us to economic risks.

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including China, Brazil, Africa and Eastern Europe. These activities are subject to risks that are inherent in operating globally, including the following:

•	countries could change regulations or impose currency restrictions and other restraints;
•	in some countries, there is a risk that the government may expropriate assets;
•	some countries impose burdensome tariffs and quotas;
•	national and international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and
•	economic downturns, political instability and war or civil disturbances may disrupt production and distribution logistics or limit sales in individual markets.

Implementing our acquisition strategy involves risks and our failure to successfully implement this strategy could have a material adverse effect on our business.

One of our key strategies is to grow our business by selectively pursuing bolt-on acquisitions. Since 2000, we have completed more than 60 acquisitions adding approximately $3 billion of revenue, and we are continuing to actively pursue additional bolt-on acquisition opportunities. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

•	encountering difficulties identifying and executing acquisitions;
•	increased competition for targets, which may increase acquisition costs;
•	consolidation in our industries reducing the number of acquisition targets; and
•	competition laws and regulations preventing us from making certain acquisitions.

In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition. For example, with any past or future acquisition, there is the possibility that:

•	the business culture of the acquired business may not match well with our culture;
•	technological and product synergies, economies of scale and cost reductions may not occur as expected;
•	management may be distracted from overseeing existing operations by the need to integrate acquired businesses;
•	we may acquire or assume unexpected liabilities;
•	unforeseen difficulties may arise in integrating operations and systems;
•	we may fail to retain and assimilate employees of the acquired business; and
•	we may experience problems in retaining customers and integrating customer bases.

Failure to continue implementing our acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

Our reputation and our ability to do business may be impaired by improper conduct by any of our employees or agents.

We do business in many parts of the world that have experienced governmental corruption. Our corporate policy requires strict compliance with the U.S. Foreign Corrupt Practices Act and with local laws prohibiting payments to government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Improper actions by our employees or agents could subject us to civil or criminal penalties, including substantial monetary fines, as well as disgorgement, and could damage our reputation and, therefore, our ability to do business.

Risks Relating to Our Reorganization as a Bermuda Company

The reorganization exposed us or our shareholders to the risks described below.  In addition, we cannot be assured that the anticipated benefits of the reorganization will be realized.

Changes in tax laws, adverse determinations by taxing authorities and changes in our status under U.S. tax laws could increase our tax burden and affect our operating results, as well as subject our shareholders to additional taxes.

While our U.S. operations are subject to U.S. tax, we believe that our non-U.S. operations are generally not subject to U.S. tax other than withholding taxes. The realization of this or any other tax benefit of the reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the Internal Revenue Service or any other tax authority. We believe that our risks have been diminished by the enactment of the American Jobs Creation Act of 2004. The American Jobs Creation Act includes a provision that denies tax benefits to companies that have reincorporated after March 4, 2003. We completed our reincorporation in Bermuda on December 31, 2001, and therefore our transaction is grandfathered by the American Jobs Creation Act. In addition, we believe that neither we nor IR-New Jersey will incur significant U.S. federal income or withholding taxes as a result of the transfer of the transferred shares. However, we cannot give any assurances that anticipated tax costs with respect to the transferred shares will ultimately be borne out and that the Internal Revenue Service will not contest our determination in the course of its audit. The inability to realize any of these benefits could have a material impact on our operating results.

A non-U.S. corporation, such as the Company, will constitute a "controlled foreign corporation" or "CFC" for U.S. federal income tax purposes if certain ownership criteria are met. Although we believe that we and our non-U.S. subsidiaries currently are not CFCs, the U.S. Internal Revenue Service or a court may not concur with our conclusions. If the IRS or a court determined that we were a CFC, then each of our U.S. shareholders who own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of our stock on the last day of our taxable year (a "10% U.S. Voting Shareholder") would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our “subpart F income" (and the subpart F income of any our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder's proportionate share of our and our CFC subsidiaries' undistributed earnings and profits accumulated during the shareholder's holding period of the shares while we are a CFC.

Legislation regarding non-U.S. chartered companies could adversely affect us and our subsidiaries.

The U.S. federal government and various other states and municipalities have proposed or may propose legislation intended to deny government contracts to U.S. companies that reincorporate outside of the U.S. For instance, The Homeland Security Appropriations Act, signed into law October 18, 2004, includes a provision that prohibits reincorporated companies from entering into contracts with the Department of Homeland Security for funds available under the Homeland Security Appropriations Act. In addition, the State of California adopted legislation intended to limit the eligibility of certain Bermuda and other non-U.S. chartered companies to participate in certain state contracts and the State of North Carolina enacted a bill that provides a preference for North Carolina or U.S. products and services. Generally, these types of legislation relate to direct sales and distribution, while we typically sell our products through distributors. However, we are unable to predict with any level of certainty the likelihood or final form of these types of legislation, the nature of regulations that may be promulgated thereunder, or the impact such enactments and increased regulatory scrutiny may have on our business. We cannot provide any assurance that the impact on us of any adopted or proposed legislation in this area will not be materially adverse to our operations.

Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

We are organized under the laws of Bermuda. It may not be possible to enforce court judgments in Bermuda that are obtained in the U.S. against us or our directors or officers in Bermuda based on the civil liability provisions of the U.S. federal or state securities laws. We have been advised that the U.S. and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda.

In addition, as a result of Bermuda law, it would be difficult for a holder of our securities to effect service of process within the United States. However, we have irrevocably agreed that we may be served with process with respect to actions based on offers and sales of securities made in the United States by having Ingersoll-Rand Company, 155 Chestnut Ridge Road, Montvale, New Jersey 07645, be our U.S. agent appointed for that purpose.

Bermuda companies are governed by the Companies Act 1981 of Bermuda, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions, shareholder lawsuits and indemnification. Under Bermuda law, the duties of directors and officers of a Bermuda company are generally owed to the company only. Shareholders of Bermuda companies do not generally have rights to take action against directors or officers of the company, and may only do so in limited circumstances. Under Bermuda law, a company may also agree to indemnify directors and officers for any personal liability, not involving fraud or dishonesty, incurred in relation to the company. Thus, our shareholders may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Manufacturing and assembly operations are conducted in 38 plants in the United States; 1 plant in Canada; 32 plants in Europe; 16 plants in Asia; and 6 plants in Latin America. The Company also maintains various warehouses, offices and repair centers throughout the world.

Substantially all plant facilities are owned by the Company and the remainder are under long-term lease arrangements. The Company believes that its plants and equipment have been well maintained and are generally in good condition.

Facilities under long-term lease arrangements are included below and are not significant to each operating segment's total number of plants or square footage.

Climate Control Technologies’ manufacturing locations are as follows:

	Number of Plants	Approximate Square Footage
United States	10	3,576,000
Non - U.S.	15	2,653,000
Total	25	6,229,000

Compact Vehicle Technologies’ manufacturing facilities are as follows:

	Number of Plants	Approximate Square Footage
United States	6	1,544,000
Non - U.S.	2	254,000
Total	8	1,798,000

Construction Technologies’ manufacturing facilities are as follows:

	Number of Plants	Approximate Square Footage
United States	3	689,000
Non - U.S.	3	530,000
Total	6	1,219,000

Industrial Technologies’ manufacturing facilities are as follows:

	Number of Plants	Approximate Square Footage
United States	9	1,416,000
Non - U.S.	13	1,013,000
Total	22	2,429,000

Security Technologies’ manufacturing facilities are as follows:

	Number of Plants	Approximate Square Footage
United States	10	1,700,000
Non - U.S.	22	2,531,000
Total	32	4,231,000

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

As previously reported, on November 10, 2004, the SEC issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil For Food Program.  Upon receipt of the Order, the Company undertook a thorough review of its participation in the Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. The Company will continue to cooperate fully with the SEC in this matter.

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 8, Commitments and Contingencies, to the consolidated financial statements contained in this Annual Report on Form 10-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2005.

Executive Officers of the Registrant
The following information is included in accordance with the provision of Part III, Item 10.

	Date of Service as	Principal Occupation and
Name and Age	an Executive Officer	Other Information for Past Five Years

Herbert L. Henkel (57)	4/5/1999	Chairman of Board and Chief Executive Officer, President
and Director

Timothy R. McLevish (50)	5/1/2002	Senior Vice President and Chief Financial Officer (since June
2002); (Mead Corporation, Vice President, Chief Financial
Officer 1999-2002)

James R. Bolch (48)	10/16/2005	Senior Vice President and President, Industrial Technologies
Sector (since October 2005); (Schindler Elevator Corporation,
Executive Vice President, Service Business 2004-2005; United
Technologies Corporation UTC Power, Vice President
Operations 2001-2003)

Michael W. Lamach (42)	2/16/2004	Senior Vice President and President, Security Technologies
(since February 2004); (Johnson Controls, Inc., Group Vice
President and Managing Director Europe/Asia 2003-2004; Group
Vice President and General Manager, Asia 2002-2003; Group
Vice President and General Manager, Customer Business Units
1999-2002)

Patricia Nachtigal (59)	11/2/1988	Director (since January 1, 2002); Senior Vice President and
General Counsel

Richard F. Pedtke (57)	5/1/2005	Senior Vice President and President, Compact Vehicle
Technologies (since May 2005); (President, ESA, Climate
Control, 2003-2005; President, Thermo King International,
2000-2003)

Steven R. Shawley (53)	8/1/2005	Senior Vice President and President, Climate Control
Technologies (since August 2005); (President Climate Control
Americas, 2003-2005; President, Thermo King North America,
2002-2003; Vice President and Controller, 1998-2002)

Christopher P. Vasiloff (54)	11/1/2001	Senior Vice President and President, Construction Technologies
(since November 2001); (President, Portable Power,
Infrastructure Sector, 2000-2001)

Richard W. Randall (55)	10/1/2002	Vice President and Controller (since October 2002);
(President, Engineered Solutions, Industrial Solutions
Sector, April 2002-September 2002; Vice President, Finance
and Sector Controller, Industrial Solutions Sector 2001-2002;
Vice President and Controller, Bearings and Components,
Industrial Productivity Sector, 1999-2001)

Michael J. Ryan (57)	5/1/2005	Vice President, Operations (since May 2005); (President,
Compact Equipment, Infrastructure Sector, 2003-2005; United
Supply Automotive, Vice President, 2002-2003; Intermet
Corporation, Vice President, Operations, 2000-2002)

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

	Common shares
2005	High	Low	Dividend
First quarter	$43.66	$36.53	$0.125
Second quarter	41.18	35.40	0.125
Third quarter	41.50	35.96	0.160
Fourth quarter	41.23	36.35	0.160

2004
First quarter	$36.33	$31.27	$0.095
Second quarter	36.78	29.52	0.095
Third quarter	34.95	31.03	0.125
Fourth quarter	41.45	32.37	0.125

The Bank of New York (Church Street Station, P.O. Box 11258, New York, NY 10286-1258, (800) 524-4458) is the transfer agent, registrar and dividend reinvestment agent.

Future dividends on our Class A common shares, if any, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant, as well as our ability to pay dividends in compliance with the Bermuda Companies Act. This Act regulates the payment of dividends and the making of distributions from contributed surplus. We may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) we are, or would be after the payment, unable to pay our liabilities as they become due; or (ii) the realizable value of our assets would thereby be less than the aggregate of our liabilities and issued share capital and share premium accounts.

The approximate number of record holders of Class A common shares as of February 24, 2006 was 8,151.

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included elsewhere in this Annual Report on Form 10-K.

Shares owned by subsidiaries of IR-Limited are treated as treasury shares and are recorded at cost. On August 3, 2005, the Board of Directors of the Company expanded the Company’s existing share repurchase program to allow the repurchase of up to a total of $2 billion worth of Class A common shares. The plan was established on August 4, 2004 and initially authorized the Company to repurchase up to 20 million Class A common shares. During 2005, the Company repurchased 19.4 million Class A common shares at a cost of $763.6 million. Total purchases under the program as of December 31, 2005, have been 23.4 million Class A common shares at a cost of $903.7 million.

Total share repurchases for the three months ended December 31, 2005 are as follows:

Period	Total number of shares purchased (000's)	Average price paid per share	Total number of shares purchased as part of the program (000's)	Approximate dollar value of shares still available to be purchased under the program ($000's)
10/01/2005 - 10/31/2005	3,155	$36.96	3,155	$1,119,473
11/01/2005 - 11/30/2005	364	38.01	364	1,105,635
12/01/2005 - 12/31/2005	233	39.78	233	1,096,374
Total	3,752		3,752

Item 6.  SELECTED FINANCIAL DATA

In millions, except per share amounts:

At and for the years ended December 31,	2005	2004	2003	2002	2001

Net sales	$10,546.9	$9,393.6	$8,249.3	$7,583.0	$7,388.7

Earnings from continuing operations	1,053.1	829.8	532.8	322.4	149.9

Total assets	11,756.4	11,414.6	10,664.9	10,809.6	11,133.8

Long-term debt	1,184.3	1,267.6	1,518.4	2,091.4	2,900.4

Shareholders' equity	5,762.0	5,733.8	4,493.3	3,478.2	3,916.6

Basic earnings per common share: *
Continuing operations	$3.12	$2.40	$1.56	$0.96	$0.46
Discontinued operations	-	1.12	0.32	0.41	0.29

Diluted earnings per common share: *
Continuing operations	$3.09	$2.36	$1.55	$0.95	$0.45
Discontinued operations	-	1.11	0.32	0.41	0.29

Dividends per common share*	$0.57	$0.44	$0.36	$0.34	$0.34
*These amounts have been restated to reflect a two-for-one stock split.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Annual Report.

Overview
Organization
Ingersoll-Rand Company Limited (we, our or the Company) is a leading innovation and solutions provider with strong brands and leading positions within its markets. Our business segments consist of Climate Control Technologies, Compact Vehicle Technologies, Construction Technologies, Industrial Technologies and Security Technologies. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Bobcat®, Club Car®, Hussmann®, Ingersoll Rand®, Schlage® and Thermo King®.

We seek to drive shareholder value by achieving:

•
Dramatic Growth, by developing innovative products and solutions that improve our customers’ operations, expanding highly profitable recurring revenues and executing low-risk, high-return bolt-on acquisitions;

•	Operational Excellence, by fostering a culture of continuous improvement and cost control; and

•	Dual Citizenship, by encouraging our employees’ active collaboration with colleagues across business units and geographic regions to achieve superior business results.

To achieve these goals and to become a more diversified company with strong growth prospects, we have transformed our product portfolio by divesting cyclical, low-growth, and asset-intensive businesses over the last few years. We continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment, rentals and attachments. We also intend to continuously improve the efficiencies, capabilities, and products and services of our high-potential businesses. We expect to use our strong operating cash flow for bolt-on acquisitions, stock buybacks, capital expenditures and dividend enhancements.

At December 31, 2005, 2004 and 2003, employment was approximately 40,000, 36,200 and 36,500, respectively. The increase during 2005 was primarily due to the acquisitions made by Security Technologies throughout the year.

Trends and Economic Conditions
We are a global corporation with worldwide operations. More than 40% of our 2005 net revenues were derived outside the United States. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry, or the economy of any single country, on the consolidated operating results. Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. The Company monitors key competitors and customers to gauge relative performance and the outlook for the future. In addition, our order rates are highly indicative of future revenue and thus a key measure of anticipated performance. In those industry segments where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

Despite the diversity of our businesses, most of our major end markets continued to improve as the year 2005 came to an end. For full-year 2005, all business segments experienced growth in revenues compared with 2004, including more than 10% growth in the Compact Vehicle Technologies, Construction Technologies, Industrial Technologies and Security Technologies segments. Improved markets, new product introductions, product mix and pricing improvements drove this revenue growth. This strong revenue growth was further enhanced with bolt-on acquisitions. The Company has been able to increase prices and add surcharges to help offset the impact of cost inflation.

In 2006, we expect to build on the momentum of 2005 to continue generating greater market share gains and operating performance improvements across our businesses. The Company sees continued strength in most of its worldwide markets as indicated by the increase in our backlog during the year. We also expect to see continued high material and energy costs, which we plan to offset by increased productivity and pricing actions. Additionally, the Company once again expects to produce substantial operating cash flow in 2006.

Significant Events in 2005
In January, the Company completed the acquisition of the remaining 70% interest in Italy-based CISA S.p.A. (CISA) for approximately $267 million in cash and the assumption of approximately $244 million of debt. CISA manufactures an array of security products, including electronic locking systems, cylinders, door closers, and emergency exit hardware, and also markets safes and padlocks. In April, the Company acquired the remaining 20% interest in Shanghai Ingersoll-Rand Compressor Company Limited (SIRC), a joint venture established in 1987, for approximately $26 million. SIRC manufactures a wide range of air compressors and components for the Company and provides a network of company-owned distribution centers located in most major cities in China to sell, install and service the Company’s products. In May, the Company acquired Security One Systems, a security systems integrator located in Florida, for approximately $31 million. Security One provides security design solutions including access control, closed circuit TV, video surveillance and alarm monitoring. In August, the Company established a joint venture with Taiwan Fu Hsing Industrial Company Ltd. (Taiwan Fu Hsing), a leading manufacturer of mechanical locks based in Taiwan, for approximately $72 million. The Company has a majority interest in Taiwan Fu Hsing’s mechanical door lock manufacturing subsidiaries in China and Malaysia, as well as a minority equity interest in Taiwan Fu Hsing. The Company also made several other bolt-on acquisitions during the year.

On August 3, 2005, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a stock distribution to shareholders on September 1, 2005. The Board also declared a 28% increase in the quarterly dividend of the Company’s Class A common shares to 16 cents per share and expanded the Company’s share repurchase program, which was established in August 2004, to $2 billion. During 2005, the Company repurchased 19.4 million Class A common shares at a cost of $763.6 million.

During the second quarter of 2005, the Company issued $300 million aggregate principal amount of its 4.75% Senior Notes due in 2015. The notes are unconditionally guaranteed by IR-New Jersey.

The Company made discretionary cash contributions of $86.4 million to its pension plans during the year ended December 31, 2005, as well as $33.0 million in required employer contributions.

Results of Operations

Dollar amounts in millions, except per share data	2005	2004	2003
Net revenues	$10,546.9	$9,393.6	$8,249.3
Cost of goods sold	7,744.1	6,854.0	6,109.0
Selling and administrative expenses	1,441.0	1,419.3	1,355.9
Restructuring reversal	-	-	(3.2)
Operating income	1,361.8	1,120.3	787.6
Interest expense	(144.3)	(153.1)	(175.5)
Other income, net	53.0	17.0	10.9
Minority interests	(12.7)	(16.0)	(14.9)
Earnings before income taxes	1,257.8	968.2	608.1
Provision for income taxes	204.7	138.4	75.3
Earnings from continuing operations	1,053.1	829.8	532.8
Discontinued operations, net of tax	1.1	388.9	111.7
Net earnings	$1,054.2	$1,218.7	$644.5

Diluted earnings per common share:
Earnings from continuing operations	$3.09	$2.36	$1.55
Discontinued operations, net of tax	-	1.11	0.32
Net earnings	$3.09	$3.47	$1.87

Revenues
2005 vs. 2004: Net revenues increased by 12.3% in 2005, or $1,153.3 million, compared with 2004, which primarily resulted from improved end markets, new product introductions and product mix (7%), acquisitions (4%) mainly in our Security Technologies and Climate Control Technologies segments, as well as improved pricing in all segments. Increased sales volumes were most prevalent in our Compact Vehicle Technologies, Construction Technologies and Industrial Technologies segments.

2004 vs. 2003: Net revenues increased by 13.9% in 2004, or $1,144.3 million, compared with 2003, which primarily resulted from improved end markets, new product introductions and product mix (9%), the favorable effects of currency translation (3%) and improved pricing in all segments (2%). Volume increases were most significant in the Bobcat, Club Car and Road Development business lines. The worldwide truck and trailer market for Climate Control Technologies also continued to improve. The Industrial Technologies and Security Technologies segments also had higher sales volumes.

Cost of Goods Sold
2005 vs. 2004: Cost of goods sold in 2005 was 73.4% of sales, compared with 73.0% in 2004. Cost benefits from higher volumes and productivity improvements were offset by higher material costs.

2004 vs. 2003: Cost of goods sold in 2004 was 73.0% of sales, compared with 74.1% in 2003. Contributions from higher volumes and increased productivity accounted for the majority of the improvement. These positive effects were partially offset by higher material and component parts costs.

Selling and Administrative Expenses
2005 vs. 2004: Selling and administrative expenses were 13.7% of sales in 2005, compared with 15.1% for 2004. The decrease in the ratio is mainly due to higher revenues in 2005. Total selling and administrative expenses were favorably impacted by lower stock-based liability costs ($44 million), as well as the favorable settlement of certain product-related litigation, an adjustment to the allowance for doubtful accounts estimate and lower employee benefit costs. Acquisitions increased the 2005 selling and administrative expenses ($64 million). Expenses for 2004 included higher product and litigation expenses, offset by a gain on sale of corporate real estate.

2004 vs. 2003: Selling and administrative expenses were 15.1% of sales in 2004, compared with 16.4% for 2003. The decrease in the ratio is mainly due to higher revenues in 2004, a reduction in expenses due to a gain on sale of corporate real estate ($13 million) and increased productivity. These positive effects were partially offset by the cost of operational improvement investments and increased litigation expenses.

Operating Income
2005 vs. 2004: Operating income increased by $241.5 million in 2005, compared with 2004, while operating income margins increased from 11.9% to 12.9%. The increase in operating income was mainly attributable to increased revenues and improved cost ratios for cost of goods sold and selling and administrative expenses as previously discussed. Productivity improvements also favorably impacted operating income for 2005.

2004 vs. 2003: Operating income increased by $332.7 million in 2004, compared with 2003, while operating income margins increased from 9.5% to 11.9%. The increase in operating income was mainly attributable to increased revenues and improved cost ratios for cost of goods sold and selling and administrative expenses, as previously discussed. The effect of currency also had a favorable impact on operating income.

Interest Expense
2005 vs. 2004: Interest expense decreased by $8.8 million in 2005, compared with 2004. The benefits of lower average interest rates were partially offset by higher year-over-year average debt levels resulting from the issuance of $300 million of debt in the second quarter of 2005.

2004 vs. 2003: Interest expense decreased by $22.4 million in 2004, compared with 2003, due to lower year-over-year debt levels resulting from the net repayment of debt of $469.4 million and from lower interest rates.

Other Income, Net
2005 vs. 2004: In 2005, other income, net, increased by $36.0 million, compared with 2004, mainly due to increased interest income ($17.3 million), increased income from currency exchange gains ($11.7 million) and an accrual adjustment for a business previously divested ($10.4 million). These increases were partially offset by lower earnings from equity investments ($4.5 million).

2004 vs. 2003: In 2004, other income, net, increased by $6.1 million, compared with 2003. The change is primarily attributable to increased interest income ($9.8 million) due to the increase in cash from the sale of Dresser-Rand and increased income from partially owned affiliates ($8.1 million). These increases were partially offset by higher currency exchange losses in 2004 ($3.2 million) and 2003 dividend income and gain on sale from common stock received in the divestiture of the Engineered Solutions business ($10.0 million).

Minority Interests
2005 vs. 2004: Minority interests decreased by $3.3 million in 2005, compared with 2004. This decrease resulted from the buyout of the minority interests of several consolidated subsidiaries, partially offset by new minority interests of majority-owned consolidated subsidiaries purchased in 2005.

2004 vs. 2003: Minority interests increased by $1.1 million in 2004, compared with 2003 due to higher earnings from majority-owned consolidated subsidiaries.

Provision for Income Taxes
The effective tax rate for 2005 was 16.3%, compared with 14.3% for 2004 and 12.4% for 2003. The increase in the tax provision and effective rate over the last two years relates to an increase in earnings, especially in higher tax rate jurisdictions.

Discontinued Operations
Discontinued operations for the year ended December 31, 2005, amounted to income of $1.1 million, net of tax benefits of $48.2 million. This total includes net after tax gains of $35.2 million, mainly due to Ingersoll-Dresser Pump Company (IDP) ($12.0 million), Dresser-Rand ($10.3 million) and Waterjet ($12.2 million), primarily from the resolution of tax matters regarding these divestitures. The after-tax loss from on-going discontinued operations amounted to $34.1 million. These costs are mainly due to Engineered Solutions ($7.7 million), IDP ($18.3 million) and Dresser-Rand ($6.3 million), and include product liability costs primarily related to asbestos liability claims, environmental costs and employee benefit costs.

Discontinued operations for the year ended December 31, 2004, amounted to income of $388.9 million, net of tax provisions of $343.5 million. This total includes net after tax gains of $334.9 million, primarily comprised of gains from the sales of Dresser-Rand ($282.5 million) and Drilling Solutions ($38.6 million). After-tax income from discontinued operations amounted to $54.0 million. This income mainly includes profit from Dresser-Rand ($45.0 million) and Engineered Solutions ($20.9 million), which includes an antidumping subsidy net of tax of $29.5 million. This income is partially offset by retained costs related to IDP ($14.9 million), which mostly include product liability costs primarily related to asbestos liability claims and employee benefit costs.

Discontinued operations for the year ended December 31, 2003, amounted to income of $111.7 million, net of tax provisions of $58.6 million. This total includes net after tax gains of $68.8 million, comprised of gains from the sales of Engineered Solutions ($58.2 million) and Waterjet ($18.2 million), offset by a loss from the sale of Laidlaw ($7.6 million). After-tax income from discontinued operations amounted to $42.9 million. This income principally includes profit from Dresser-Rand ($41.1 million) and Drilling Solutions ($19.6 million), partially offset by retained costs related to IDP ($19.8 million), which include product liability costs primarily related to asbestos liability claims and employee benefit costs.

Review of Business Segments
During the first quarter of 2005, the Company realigned its internal organization and operating segments to reflect its market focus and to promote greater transparency of results. The former Infrastructure segment was disaggregated into two segments - the Compact Vehicle Technologies segment and the Construction Technologies segment. The prior year segment results have been restated to conform to this change.

Climate Control Technologies
Climate Control Technologies provides solutions to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers. The segment includes the Thermo King and Hussmann brands.

Dollar amounts in millions	2005	% change	2004	% change	2003
Net revenues	$2,853.6	2.1%	$2,793.7	5.5%	$2,648.9
Operating income	315.1	1.9%	309.1	41.1%	219.1
Operating margin	11.0%		11.1%		8.3%

2005 vs. 2004: Net revenues increased by 2.1% in 2005, or $59.9 million, compared with 2004, which primarily resulted from acquisitions (2%) and improved product pricing (2%), partially offset by lower volumes and product mix (2%). Operating margins were relatively flat, while operating income increased slightly due to improved product pricing ($42 million) and increased productivity ($15 million), offset by higher material costs ($51 million) and product mix.

Net revenue increases by Climate Control Americas (4%) and Climate Control Asia Pacific (11%), offset a decline in Climate Control Europe (3%). Net revenues and operating income benefited from strong worldwide market conditions for the truck & trailer, aftermarket and container business lines. The retail business declined in the Americas and Europe, but strengthened in Asia Pacific.

2004 vs. 2003: Net revenues increased by 5.5% in 2004, or $144.8 million, compared with 2003, which primarily resulted from the favorable effects of currency (3%) and improved pricing (2%), as well as higher volumes and product mix. Operating income and margins for the year ended 2004 increased significantly, mainly due to improved pricing ($49 million) and higher volumes and product mix ($31 million). Increased productivity from cost saving programs, such as low-cost country manufacturing ($22 million), improved labor and overhead efficiencies ($18 million) and improved operating efficiencies in service and aftermarket businesses ($13 million), more than offset higher material costs ($29 million).

Compact Vehicle Technologies
The Compact Vehicle Technologies segment is engaged in the design, manufacture, sale and service of skid-steer loaders, all-wheel steer loaders, compact truck loaders, compact excavators, attachments and golf and utility vehicles. The segment includes the Bobcat and Club Car brands.

Dollar amounts in millions	2005	% change	2004	% change	2003
Net revenues	$2,681.1	18.5%	$2,261.7	23.8%	$1,827.6
Operating income	415.2	25.1%	332.0	35.9%	244.3
Operating margin	15.5%		14.7%		13.4%

2005 vs. 2004: Net revenues increased by 18.5% in 2005, or $419.4 million, compared with 2004, mainly due to higher volumes and product mix (17%) and improved pricing (2%). Operating income and margins for the year ended 2005 increased significantly. Higher volumes and product mix ($106 million) and improved pricing ($51 million) increased operating income in 2005. Operating income and margins were negatively impacted by higher material costs ($53 million), investments in productivity improvements ($8 million) and currency translation ($9 million).

Bobcat’s sales volumes and pricing improvements were driven by improved markets, new products and attachments introduced during the year and an increase in aftermarket parts sales. Club Car’s business also had improvements in volume and pricing, with growth in golf and utility vehicles due to increased market share and new product launches.

2004 vs. 2003: Net revenues increased by 23.8% in 2004, or $434.1 million, compared with 2003, mainly due to higher volumes and product mix (18%), improved pricing (4%) and the effect of favorable currency exchange (2%). Operating income and margins for the year ended 2004 increased significantly, mainly due to higher volumes and product mix ($91 million) and improved pricing ($68 million). Operating income and margins were negatively impacted by higher material costs ($53 million) and component parts costs.

Construction Technologies
Construction Technologies is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment, attachments and portable light towers and compressors. The segment is comprised of the Utility Equipment and Road Development businesses.
Dollar amounts in millions	2005	% change	2004	% change	2003
Net revenues	$1,168.6	16.0%	$1,007.1	25.2%	$804.2
Operating income	103.8	-1.3%	105.2	116.5%	48.6
Operating margin	8.9%		10.4%		6.0%

2005 vs. 2004: Net revenues increased by 16.0% in 2005, or $161.5 million, compared with 2004, mainly due to higher volumes and product mix (12%) and improved product pricing (3%). Operating income was relatively flat, while operating margins declined in 2005. Operating income improvements came from higher volumes and product mix ($20 million) and improved pricing ($34 million). Higher material costs ($42 million), investments in productivity programs and new product development ($7 million) and manufacturing inefficiencies, offset the improvements and reduced operating income and margins for the segment.

Net revenues for all businesses in the segment had significant growth in 2005, despite a decline in the Road Development business experienced at the end of the year due to the curtailment of construction investment by the Chinese government. The product line also experienced operating margin pressure from high material costs and manufacturing inefficiencies throughout the year. Utility Equipment continued to show significant growth as it launched new products, expanded distribution and was in position to assist during the hurricane season.

2004 vs. 2003: Net revenues increased by 25.2% in 2004, or $202.9 million, compared with 2003, mainly due to higher volumes and product mix (19%) and the effects of favorable currency exchange (4%), as well as improved product pricing. Operating income and margins also significantly improved, mainly due to higher volumes and product mix ($43 million), improved pricing ($9 million) and productivity ($15 million). Higher material costs ($14 million) reduced operating income and margins for 2004.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling and energy generation systems. The segment includes the Air Solutions and Productivity Solutions businesses.

Dollar amounts in millions	2005	% change	2004	% change	2003
Net revenues	$1,743.9	12.3%	$1,552.8	13.9%	$1,363.6
Operating income	224.9	24.6%	180.5	73.4%	104.1
Operating margin	12.9%		11.6%		7.6%

2005 vs. 2004: Net revenues increased by 12.3% in 2005, or $191.1 million, compared with 2004, mainly due to higher volumes and product mix (10%) and impacted product pricing (2%). Operating income and margins for 2005 increased significantly due to higher volumes and product mix ($37 million), improved product pricing ($29 million) and productivity improvements ($12 million). Investments in productivity ($11 million) and higher material costs ($5 million) partially offset some of the operating income gains.

Net revenues and operating income increased substantially for all businesses in the segment, mainly due to new product launches and increased recurring revenues. Net revenue increases by Air Solutions (14%) and Productivity Solutions (9%) were also generated by geographic expansion, contributing to higher net revenues in all regions.

2004 vs. 2003: Net revenues increased by 13.9% in 2004, or $189.2 million, compared with 2003, mainly due to higher volumes, new product introductions and product mix (10%) and the effects of currency translation (2%), as well as improved pricing. Operating income and margins for 2004 increased significantly. Higher volumes and product mix ($46 million), improved pricing ($13 million) and productivity ($15 million) increased operating income. The effect of currency also had a favorable effect on operating profit.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems, and security and scheduling software. The segment includes the Schlage, LCN and Von Duprin brands.

Dollar amounts in millions	2005	% change	2004	% change	2003
Net revenues	$2,099.7	18.1%	$1,778.3	10.8%	$1,605.0
Operating income	380.7	24.9%	304.8	-3.7%	316.6
Operating margin	18.1%		17.1%		19.7%

2005 vs. 2004: Net revenues increased by 18.1% in 2005, or $321.4 million, compared with 2004, mainly due to acquisitions during the year (16%) and improved product pricing (3%), partially offset by divestitures. Operating income and margins also improved during 2005. Improved pricing ($54 million), productivity improvements ($29 million) and acquisitions ($23 million) all had favorable impacts on operating income. Operating income was negatively impacted by higher material costs ($29 million), unfavorable product mix and volumes ($19 million) and productivity investment costs ($18 million). The 2004 operating income was also negatively impacted by one-time costs ($28 million) related to a product warranty issue, a plant closing and the discontinuance of a plumbing fixture product line, and legal expenses.

Net revenues in the segment benefited from strong growth in the electronic controls and integrated solutions businesses in 2005. Increases in North American revenues (6%) were the result of strong construction markets, especially commercial, and recurring revenues. International revenues were helped by the 2005 acquisitions, which increased the breadth of products and customer base in Europe and Asia Pacific.

2004 vs. 2003: Net revenues increased by 10.8% in 2004, or $173.3 million, compared with 2003, mainly due to higher volumes and product mix (8%) and improved pricing (2%), as well as the effects of currency translation. Operating income and margins declined during 2004. Operating income was negatively impacted by productivity investment costs ($25 million) and one-time costs ($28 million) related to a product warranty issue, a plant closing and the discontinuance of a plumbing fixture product line and legal expenses. These increased costs were partially offset by increases in operating income from improved pricing ($33 million), and higher volumes and product mix ($14 million).

Employee Benefit Plans
Pensions
Net pension cost for 2005 totaled $32.4 million. In addition, the Company incurred $4.0 million in settlement losses as a result of lump-sum distributions under the supplemental benefit plans for officers and key employees. Net pension cost for the pension plans for 2005 was based on the weighted-average assumptions used at the end of 2004 to calculate the pension benefit obligation. Pension expense for 2006 is projected to be approximately $37.1 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2005.

Net pension cost for 2004 totaled $26.5 million. The sale of Dresser-Rand and Drilling Solutions caused net pension curtailment and settlement losses of $41.1 million. Net pension cost for the pension plans for 2004 was based on the weighted-average assumptions used at the end of 2003 to calculate the pension benefit obligation.

Net pension cost for 2003 totaled $83.0 million. The sale of Engineered Solutions caused net pension curtailment and settlement gains of $10.1 million. In the first quarter of 2003, the Company remeasured its major U.S. pension plan due to the sale of Engineered Solutions. Prior to remeasurement, the assumptions used to calculate pension benefits were as follows: 6.75% discount rate, 4.00% rate of compensation increase and an 8.75% expected return on plan assets. Upon remeasurement, the discount rate was decreased to 6.50% to reflect the change in market conditions. The net periodic pension cost for non-U.S. plans for 2003 was based on the weighted-average assumptions disclosed at December 31, 2002.

The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a final average pay formula. The Company’s collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans usually provide benefits based on earnings and years of service formula. Additional supplemental benefit plans are maintained by the Company for officers and other key employees. Pension benefit payments, which reflect future service, as appropriate, are expected to be paid as follows: $180.9 million in 2006, $184.5 million in 2007, $184.8 million in 2008, $195.7 million in 2009, $219.5 million in 2010 and $1,049.9 million for the years 2011 to 2015.

The Company’s investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, minimizes the present value of required Company contributions, at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment management decisions reviewed regularly are asset allocations, investment manager performance, investment advisors and trustees. An asset/liability modeling (ALM) study is used as the basis for global asset allocation decisions and updated approximately every five years or as required. The Company’s current strategic global asset allocation for its pension plans is 60% in equity securities and 40% in debt securities and cash. The Company sets upper limits and lower limits of plus or minus 5%. The asset allocations are reviewed at least quarterly and appropriate adjustments are made.

The Company made required and discretionary contributions of $33.0 million and $86.4 million, respectively, to its pension plans in 2005. The Company currently projects that it will be required to contribute approximately $25 million to its plans worldwide in 2006. The Company’s policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2006 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Postretirement Benefits Other Than Pensions
Net periodic postretirement benefit cost other than pension cost totaled $74.0 million and $76.9 million for 2005 and 2004, respectively. The assumptions used for 2005 and 2004 expense include a discount rate of 5.75% and 6.00%, respectively, and a health care cost trend rate of 11.00%, gradually reducing to 5.25% in 2012 and 2011, respectively. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduced a government-provided subsidy based on the percentage of a beneficiary’s annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare. The Company adopted FASB Staff Position 106-2 as of April 1, 2004. The Company and its actuarial advisors determined that some benefits provided by the plan were at least actuarially equivalent to Medicare Part D. The Company remeasured the accumulated postretirement benefit obligation effects of the Act as of April 1, 2004. The effect of the federal subsidy to which the Company is entitled has been accounted for as an actuarial gain of $86.3 million, which is amortized and reduces current and future benefit costs. The subsidy had the effect of reducing postretirement benefit expense for 2005 by $18.5 million and for 2004 by $9.2 million. The components of the reduction in expense were a decrease in the amortization of the actuarial loss of $9.7 million and $5.0 million, a reduction in service cost of $0.5 million and $0.3 million and a reduction in the interest cost on the benefit obligation of $8.3 million and $3.9 million for 2005 and 2004, respectively. The assumptions used to remeasure the plan as of April 1, 2004, remained the same as the prior measurement date due to the existence of similar economic conditions.

Net periodic postretirement benefit cost other than pension cost for 2003 totaled $77.1 million. A curtailment gain of $6.9 million relating to the sale of Engineered Solutions was recorded in 2003. In February 2003, the Company remeasured its postretirement plan due to the sale of Engineered Solutions. Prior to remeasurement, the discount rate used to calculate postretirement benefits was 6.75%. Upon remeasurement, the discount rate was decreased to 6.50% to reflect the change in market conditions. No change was made to the health care cost trend rate upon remeasurement. The weighted-average assumptions used to calculate the postretirement benefit obligation at the end of 2003 were a discount rate of 6.00% and increases in per capita cost of covered health care benefits of 11.00%, gradually reducing to 5.25% in 2010.

Postretirement benefit cost for 2006 is projected to be approximately $79.4 million, utilizing the assumptions used to calculate the postretirement benefit obligations at year end. The assumptions expected to be used in the 2006 net periodic postretirement benefit cost are the same as were used at the end of 2005 to calculate the postretirement benefit obligation.

As of January 1, 2003, postretirement health care benefits are no longer available for new non-bargaining employees. These benefits were also curtailed for existing non-bargaining employees not meeting minimum eligibility requirements. Hourly bargaining employees are eligible if they attain normal retirement age with the required years of service. When eligible employees retire from the Company between ages 55 and 65, they receive, at a cost to the retiree, certain health care benefits. After attaining age 65, an eligible retiree’s health care benefit coverage becomes coordinated with Medicare. Postretirement health care benefits for eligible non-bargaining employees and retirees have their benefits subsidized to a flat dollar cap with cost escalation equally shared between the Company and the retiree. When the cap is reached, the retiree becomes responsible for all additional cost escalation. The Company funds postretirement benefit costs principally on a pay-as-you-go basis. Benefit payments for postretirement benefits, which reflect future service and are net of expected Medicare Part D subsidy, as appropriate, are expected to be paid as follows: $71.1 million in 2006, $73.1 million in 2007, $75.1 million in 2008, $76.2 million in 2009, $77.2 million in 2010 and $372.7 million for the years 2011 to 2015.

Liquidity and Capital Resources
The following table contains several key measures to gauge the Company’s financial condition and liquidity:

Dollar amounts in millions	2005	2004	2003
Operating cash flow from continuing operations	$843.2	$753.2	$138.4
Working capital	1,048.5	1,732.8	878.0
Current ratio	1.3	1.6	1.3
Debt-to-total capital ratio	26.7%	24.3%	33.4%
Average working capital to net revenues	10.6%	13.1%	10.7%
Average days outstanding in receivables	56.5	55.6	57.0
Inventory turnover	5.9	5.8	6.6

Overview of Cash Flows and Liquidity
As of December 31, 2005, the Company held approximately $880.6 million of cash and cash equivalents, as well as $156.5 million of short-term marketable securities. The Company’s primary source for liquidity is operating cash flow from continuing operations, which increased by $90.0 million in 2005, compared with 2004. This change was mainly due to higher earnings from continuing operations of $1,053.1 million, compared with $829.8 million in 2004, and an increase in deferred income taxes, partially offset by decreases in other current and noncurrent liabilities.

Net cash used in investing activities from continuing operations in 2005 was $741.7 million, compared with net cash provided by investing activities of $1,329.2 million in 2004. The decrease reflects the cash used for the acquisitions of CISA S.p.A. and Taiwan Fu Hsing Industrial Company Ltd. in 2005 and the significant decrease in proceeds received for business divestitures, compared with 2004.

Net cash used in financing activities from continuing operations in 2005 was $875.7 million, compared with $807.2 million in 2004. The increase reflects the 2005 repurchase of approximately 19.4 million Class A common shares for $763.6 million, partially offset by the higher debt repayments in 2004 and the issuance of $300 million of debt during 2005. Also during 2005, the Company repurchased the preferred shares of two subsidiaries for $73.6 million, from unrelated third party holders of the shares. The Company has fully consolidated these subsidiaries since their initial purchase.

The Company has revised its 2004 and 2003 consolidated statements of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations. The Company had previously reported these amounts on a combined basis.

The Company’s working capital decreased $684.3 million from December 31, 2004 to December 31, 2005. The change was primarily due to a lower cash balance at December 31, 2005, resulting from acquisitions, share repurchases, dividend payments and pension contributions. An increase in current maturities of long-term debt also reduced working capital. This decrease was partially offset by an increase in marketable securities, accounts receivable from increased sales and a planned increase in inventory due to expected sales volumes and continued material availability concerns.

Capitalization
In addition to operating cash flow, the Company has the ability to supplement its liquidity with commercial paper. The Company’s ability to borrow at a cost-effective rate under the commercial paper program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2005, the Company’s credit ratings were as follows:

	Short-term	Long-term
Moody's	P-2	A3
Standard and Poor's	A-2	A-
Fitch	F2	A-

The security ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The Company’s debt-to-total capital ratio at December 31, 2005 was 26.7% compared to 24.3% at December 31, 2004. This increase was mainly due to the second quarter issuance of $300 million aggregate principle amount of its 4.75% Senior Notes due in 2015.

The Company has additional short-term borrowing alternatives, should the need arise. At December 31, 2005, the Company had $2.0 billion of committed revolving credit lines that consisted of two five-year lines, of which $750 million expires in June 2009 and $1.25 billion expires in August 2010, both of which were unused. The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items. As of December 31, 2005, the Company’s debt-to-total capital ratio was significantly beneath this limit. Additionally, $667.8 million of non-U.S. credit lines were available for bank guarantees, letters of credit and other working capital purposes, of which $510.9 million were unused at December 31, 2005. The Company did not have any commercial paper outstanding at December 31, 2005 or 2004.

In 2006, the Company has required debt retirements of $507.5 million, which excludes $349.1 million in bonds that may require repayment at the option of the holders. The Company does not expect the bond holders to exercise these options. The Company’s cash generation, large unused capacity under its committed borrowing facilities and the ability to refinance debt over longer maturities provide it sufficient capacity to cover all cash requirements for capital expenditures, dividends, share repurchases, debt repayments, and operating lease and purchase obligations in 2006. Additionally, these capacities provide support for commercial paper and other financial instruments, such as letters of credit.

On August 3, 2005, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a stock distribution to shareholders on September 1, 2005. All references to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented. Shareholders’ equity reflects the stock split by reclassifying from “Retained earnings” to “Class A common shares” an amount equal to the par value of the additional shares from the split as of the distribution date. The Board also authorized on August 3, 2005, an increase of the quarterly dividend on the Company’s Class A common shares from 12.5 cents to 16 cents per share and expanded to $2 billion the Company’s share repurchase program, initially established in August 2004. During 2005, the Company repurchased 19.4 million Class A common shares at a cost of $763.6 million. Total repurchases under the program as of December 31, 2005, have been 23.4 million Class A common shares at a cost of $903.7 million.

In 2005, currency translation adjustments decreased shareholders' equity by $267.7 million. This was due to the strengthening of the U.S. dollar against other currencies in countries where the Company has significant operations. In 2004, currency translation adjustments increased shareholders' equity by $168.7 million.

Contractual Obligations
The following table summarizes the Company’s contractual cash obligations by required payment periods, in millions:
Payments due by period	Long-term debt		Purchase obligations	Operating leases	Total contractual cash obligations
Less than 1 year	$856.6	*	$579.7	$58.5	$1,494.8
1 - 3 years	419.2		54.8	82.1	556.1
3 - 5 years	21.0		13.2	34.8	69.0
More than 5 years	744.1		-	14.7	758.8
Total	$2,040.9		$647.7	$190.1	$2,878.7
*Includes required debt retirements of $507.5 million and $349.1 million of bonds redeemable at the option of the holder.

Future expected obligations under the Company’s pension and postretirement benefit plans have not been included in the contractual cash obligations table above. The Company’s pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2006 in accordance with contributions required by funding regulations or laws of each jurisdiction. The Company currently projects that it will be required to contribute approximately $25 million to its pension plans worldwide in 2006. Our postretirement benefit plans, excluding pensions, are not required to be funded in advance and are principally funded on a pay-as-you-go basis. The Company currently projects that it will make payments, net of plan participants’ contributions and Medicare Part D Subsidy, of approximately $71 million in 2006 for its postretirement benefit plans.

The average short-term borrowings outstanding, excluding current maturities of long-term debt, were $85.3 million compared with $88.0 million in 2004. The weighted-average interest rate for these borrowings was unchanged at 10.3% for short-term borrowings during 2005 and 2004. The maximum amounts of short-term borrowings outstanding during 2005 and 2004, excluding current maturities of long-term debt, were $134.7 million and $214.7 million, respectively.

Capital expenditures were $111.8 million, $108.6 million and $99.3 million for 2005, 2004 and 2003, respectively. The Company continues investing to improve manufacturing productivity, reduce costs and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2006 is estimated at approximately $200 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at the option of the Company without incurring substantial charges. There are no planned projects, either individually or in the aggregate, that represent a material commitment for the Company.

For financial market risk impacting the Company, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

During 2005, the Company spent $4.1 million on capital projects for pollution abatement and control, and an additional $13.0 million for environmental remediation expenditures at sites presently or formerly owned or leased by the Company. It should be noted that these amounts are difficult to estimate because environmental projects are generally a part of the overall improvement program at a particular plant. The Company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

The Company is a party to environmental lawsuits and claims, and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It is identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all sites there are other PRPs and, in most instances, the Company's involvement is minimal.

In estimating its liability, the Company has assumed it will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

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

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against IR-New Jersey and allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the year ended December 31, 2005, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $16.8 million, compared with $16.5 million for the year ended December 31, 2004. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation currently under consideration in Congress concerns pending and future asbestos-related personal injury claims. Whether and when such legislation will become law, and the final provisions of such legislation, are unknown. Consequently, the Company cannot predict with any reasonable degree of certainty what effect, if any, such legislation would have upon the Company’s financial position, results of operations or cash flows. See also the discussion under Note 8, Commitments and Contingencies, to the consolidated financial statements contained in this Annual Report on Form 10-K.

Guarantees
As part of its reorganization in 2001, the Company has fully and unconditionally guaranteed payment of all of the issued public debt securities of IR-New Jersey. No other subsidiary of the Company guarantees these securities.

IR-New Jersey has unconditionally guaranteed payment of the principal, premium, if any, and interest on the Company’s 4.75% Senior Notes due in 2015 in aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.

Critical Accounting Policies
The notes to the financial statements include a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements and the following summarizes what the Company believes are the critical accounting policies and methods used by the Company:

•
Allowance for doubtful accounts and inventory reserves - The Company has provided an allowance for doubtful accounts receivable and inventory reserves using a Company policy formula based upon its knowledge of its end markets, customer base and products.

•
Goodwill and other intangible assets - The Company has significant goodwill and other intangible assets on its balance sheet related to acquisitions. The valuation and classification of these assets and the assignment of amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the determination of fair market value. The Company’s goodwill and other intangible assets are tested and reviewed annually for impairment during the fourth quarter or when there is a significant change in circumstances. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

•
Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows can be generated. An impairment in the carrying value of an asset would be recognized whenever anticipated future undiscounted cash flows from an asset are less than its carrying value. The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of discounted cash flows.

•
Loss contingencies - Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters and product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.

•
Income taxes - Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company recognizes future tax benefits, such as net operating losses and non-U.S. tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The Company regularly reviews the recoverability of its deferred tax assets considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies. Where appropriate, the Company records a valuation allowance with respect to a future tax benefit.

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

•
Employee benefit plans - The Company provides a range of benefits to eligible employees and retired employees, including pensions, postretirement and postemployment health-care benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and health-care cost trend rates. Independent actuaries perform the required calculations to determine expense in accordance with U.S. generally accepted accounting principles. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized over future periods. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. The discount rate reflects a rate at which pension benefits could be effectively settled. It is established and based primarily on the yields of high-quality fixed-income investments available and expected to be available during the life of the plans, a study based on the Citigroup Pension Liability index, and a review of the current yields reported by Moody’s on AA corporate bonds. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid, which should reflect the rates of return on present investments, and on reinvestments over the period. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy and the types of assets held. Historical assets return trends for the larger plans are reviewed over fifteen, ten and five-year periods. The actual rates of return for plan assets over the last ten and fifteen-year periods have exceeded the expected rates of return used. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on input from its actuaries, outside investment advisors, and information as to assumptions used by plan sponsors.

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement cost. Estimated sensitivities to the net periodic pension cost of a 0.25% rate decrease in the three basic assumptions are as follows: the discount rate would increase expense by approximately $6.3 million, the rate of compensation increase would decrease expense by approximately $4.2 million, and the estimated return on assets assumption would increase expense by approximately $6.5 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase net periodic postretirement benefit cost by $1.5 million and a 1.0% increase in the health care cost trend rate would increase the cost by approximately $5.2 million.

The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company’s financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a significant impact on the consolidated financial statements.

New Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for the Company on January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued. This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) outlining the SEC Staff’s interpretation of SFAS 123(R). This interpretation provides their views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Subsequently in August, October and November 2005, the FASB released Financial Staff Position (FSP) 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” and FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Additionally, on February 1, 2006, the FASB agreed to issue FSP 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSPs clarify certain accounting provisions set forth in SFAS 123(R). The Company will adhere to the requirements and guidance prescribed in SFAS 123(R), SAB 107 and the FSPs in connection with its adoption in the first quarter of 2006. The Company estimates that the impact on 2006 earnings will approximate $0.03 to $0.04 of cost per share for the year.

In December 2004, the FASB released Financial Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). The American Jobs Creation Act (AJCA) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP 109-2 allows time for enterprises beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have completed our review of the foreign earnings repatriation provision of the AJCA. We concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings, as well as certain restrictions in the AJCA and in the laws of other jurisdictions, and the composition of other tax attributes, the foreign earnings repatriation provision of the AJCA does not provide a material financial benefit to the Company. Based on that analysis, we do not plan to change our existing repatriation practices as a result of the AJCA.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for the Company on December 31, 2005, and the adoption did not have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position and results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to fluctuations in the price of major raw materials used in the manufacturing process, currency fluctuations and interest rate changes. From time to time, the Company enters into agreements to reduce its raw material, currency and interest rate risks. To minimize the risk of counter party non-performance, those agreements are made only through major financial institutions with significant experience in such financial instruments.

The Company experiences currency exposures in the normal course of business. To mitigate the risk from currency exchange rate fluctuations, the Company will generally enter into forward currency exchange contracts for the purchase or sale of a currency to hedge this exposure.

The Company evaluates its exposure to changes in currency exchange rates using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar. Based on the firmly committed currency derivative instruments in place at December 31, 2005, a hypothetical change in fair value of those financial instruments assuming a 10% increase in exchange rates against the U.S. dollar would result in an unrealized loss of approximately $16.0 million, as compared with $15.0 million at December 31, 2004. These amounts would be offset by changes in the fair value of underlying currency transactions.

With regard to interest rate risk, the effect of a hypothetical 1% increase in interest rates, across all maturities, would decrease the estimated fair value of the Company’s total long-term debt from $2,191.5 million to an estimated fair value of $2,058.6 million at December 31, 2005, and from $1,990.8 million to an estimated fair value of $1,878.5 million at December 31, 2004.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	The following consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated February 28, 2006, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated balance sheets at December 31, 2005 and 2004
For the years ended December 31, 2005, 2004 and 2003:
Consolidated statements of income
Consolidated statements of shareholders’ equity
Consolidated statements of cash flows
Notes to consolidated financial statements

Financial Statement Schedule:
Consolidated schedule for the years ended December 31, 2005, 2004 and 2003:
Schedule II -- Valuation and Qualifying Accounts

Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	The unaudited quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts
2005	Net sales	Cost of goods sold	Operating income	Net earnings	Basic earnings per common share*	Diluted earnings per common share*
First quarter	$2,458.8	$1,810.6	$297.0	$223.0	$0.64	$0.64
Second quarter	2,759.5	2,019.1	379.1	285.4	0.84	0.83
Third quarter	2,615.3	1,920.7	340.0	254.2	0.76	0.75
Fourth quarter	2,713.3	1,993.7	345.7	291.6	0.88	0.87
Year 2005	$10,546.9	$7,744.1	$1,361.8	$1,054.2	$3.12	$3.09

2004
First quarter	$2,122.2	$1,554.5	$225.5	$179.5	$0.52	$0.51
Second quarter	2,444.4	1,783.0	318.7	286.2	0.83	0.82
Third quarter	2,368.0	1,738.8	278.2	237.8	0.69	0.68
Fourth quarter	2,459.0	1,777.7	297.9	515.2	1.50	1.48
Year 2004	$9,393.6	$6,854.0	$1,120.3	$1,218.7	$3.52	$3.47
* The amounts have been restated to offset a two-for-one stock split.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2005, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported when required.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2005. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report.

The audited consolidated financial statements of the Company include the results of a number of business acquisitions completed during fiscal 2005. As permitted by the SEC’s June 23, 2004 implementation guidance to issuers relating to the SEC’s final rules on internal control over financial reporting, management’s assessment does not include an assessment of the internal control over financial reporting of those acquisitions. The total assets and total revenues of these acquisitions represent approximately 8% and 3%, respectively, of the related consolidated financial statement as of and for the year ended December 31, 2005. None of the acquisitions were individually significant to the Company’s financial position, results of operations or cash flows.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, and 13) of Form 10-K will be included in the Company’s Proxy Statement for the Company’s 2006 Annual General Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2005 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company’s executive officers which follows Item 4 in this Report, is incorporated by reference into Items 10 and 12, respectively, of this Report.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption “Audit and Non-Audit Fees” in our 2005 Proxy Statement.

In early 2005, our registered public accounting firm, PricewaterhouseCoopers LLP (PwC), informed the Securities Exchange Commission (the SEC), the Public Company Accounting Oversight Board and our Audit Committee that certain non-audit work that PwC previously performed in China and Taiwan has raised questions regarding PwC’s independence with respect to its performance of audit services for us.

During the fiscal years 2004, 2003, 2002 and 2001, certain PwC affiliates, in connection with the preparation of local tax returns, made payments to local tax authorities with respect to individual employee tax liabilities. As a result, PwC’s non-U.S. affiliates had temporary custody of small amounts of our corporate funds. The fees we paid to PwC’s non-U.S. affiliates in China and Taiwan for the preparation of these tax returns, including the services mentioned above, were $433, $14,765, $24,849 and $18,767 for the years 2004, 2003, 2002 and 2001, respectively. These services were discontinued in 2004.

Our Audit Committee has reviewed the facts surrounding these services provided by PwC. PwC has informed the Audit Committee that it does not believe that the performance of the tax services described above has impaired PwC’s independence. In light of the de minimis fees paid to PwC, the ministerial nature of the actions performed and the fact that the services have been discontinued, neither our Audit Committee nor PwC believes that PwC’s independence was impaired by the performance of these services.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) 1. and 2.	Financial statements and financial statement schedules
See Item 8.

3.	Exhibits
The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

INGERSOLL-RAND COMPANY LIMITED
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

2.3
Equity Purchase Agreement between FRC Acquisition LLC, on behalf of itself and the other buyers named therein, and Ingersoll-Rand Company Limited, on behalf of itself and the other sellers named therein, dated August 25, 2004, in connection with the divestiture of Dresser-Rand. Incorporated by reference to Form 8-K dated August 25, 2004.

2.4
Pricing Agreement, dated as of May 24, 2005 among Ingersoll-Rand Company Limited, Banc of America Securities, LLC, Deutsche Bank Securities Inc. and Ingersoll-Rand Company. Incorporated by reference to Form 8-K for Ingersoll-Rand Company Limited, dated May 24, 2005, filed May 27, 2005.

3.1	Memorandum of Association of Ingersoll-Rand Company Limited. Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement No. 333-71642, filed October 30, 2001.

3.2
Amended and Restated Bye-Laws of Ingersoll-Rand Company Limited, dated June 1, 2005. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2005, of Ingersoll-Rand Company Limited, filed August 5, 2005.

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

INGERSOLL-RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)

Description

4.4
Indenture dated as of August 1, 1986, between Ingersoll-Rand Company and The Bank of New York, as Trustee, as supplemented by first, second and third supplemental indentures. Incorporated by reference to Ingersoll-Rand Company’s Form S-3 Registration Statement No. 333-39474 as filed March 18, 1991 and to Form S-3 Registration Statement No. 333-50902 as filed November 29, 2000.

4.5
Fourth Supplemental Indenture, dated as of December 31, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and The Bank of New York, as trustee. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2001, filed March 13, 2002.

4.6
Credit Agreement dated as of August 12, 2005, among Ingersoll-Rand Company and Ingersoll-Rand Company Limited, the banks listed therein, and Citicorp USA, Inc., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and UBS Securities LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Lead Arrangers and Bookrunners. Filed herewith.

4.7
Credit Agreement, dated as of June 25, 2004, among Ingersoll-Rand Company and Ingersoll-Rand Company Limited, the banks listed therein, The JPMorgan Chase Bank, as Administrative Agent, Citibank N.A., and Deutsche Bank Securities Inc., as Co-Syndication Agents, and The Bank of Tokyo-Mitsubishi, Ltd, as Documentation Agent, and J.P. Morgan Securities Inc., as Lead Arranger and Bookrunner. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2004, filed March 16, 2005.

4.8
Ingersoll-Rand Company Limited and its subsidiaries are parties to several long-term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of Ingersoll-Rand Company Limited and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) of Item 601(b) of Regulation S-K, Ingersoll-Rand Company Limited agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.9
Indenture dated as of May 24, 2005 among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and Wells Fargo Bank, N.A., as trustee. Incorporated by reference to Form 8-K for Ingersoll-Rand Company Limited, dated May 24, 2005, filed May 27, 2005.

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

INGERSOLL-RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)

Description

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

10.7
Fourth Amendment to Director Deferred Compensation and Stock Award Plan, dated March 10, 2005. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2004, filed March 16, 2005.

10.8
Director Deferred Compensation and Stock Award Plan II, dated December 31, 2004. Incorporated by reference to Form 8-K of Ingersoll-Rand Company Limited, dated December 31, 2004, filed January 6, 2005.

10.9
First Amendment to Director Deferred Compensation and Stock Award Plan II, dated March 10, 2005. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2004, filed March 16, 2005.

10.10	Description of Annual Incentive Arrangements for Chairman, President, Sector Presidents and other Staff Officers of Ingersoll-Rand Company Limited. Filed herewith.

10.11	Description of Performance Share Program for Chairman, President and Chief Executive Officer and the other Participants of Ingersoll-Rand Company Limited. Filed herewith.

INGERSOLL-RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)
Description

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

10.14
Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll- Rand Company. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994.

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

INGERSOLL-RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)
Description

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

10.24
Amended and Restated Elected Officers Supplemental Plan, dated December 31, 2004. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2004, filed March 16, 2005.

10.25	Amendment, dated February 1, 2006, to Amended and Restated Elected Officers Supplemental Plan, dated December 31, 2004. Filed herewith.

10.26	Elected Officers Supplemental Plan II, dated February 1, 2006. Filed herewith.

10.27	Amended and Restated Executive Deferred Compensation Plan. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 2000, filed March 20, 2001.

10.28
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

10.30
Third Amendment to Executive Deferred Compensation Plan, dated December 31, 2004. Incorporated by reference to Form 8-K of Ingersoll-Rand Company Limited dated December 31, 2004, filed January 6, 2005.

10.31
Fourth Amendment to Executive Deferred Compensation Plan, dated March 10, 2005. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2004, filed March 16, 2005.

10.32	Executive Deferred Compensation Plan II, dated December 31, 2004. Incorporated by reference to Form 8-K of Ingersoll-Rand Company Limited dated December 31, 2004, filed January 6, 2005.

INGERSOLL-RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)
Description

10.33
First Amendment to Executive Deferred Compensation Plan II, dated March 10, 2005. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2004, filed March 16, 2005.

10.34	Amended and Restated Incentive Stock Plan of 1998. Incorporated by reference to Ingersoll-Rand Company Limited’s Form S-8 Registration Statement, filed December 1, 2005.

10.35
Amendment to the Ingersoll-Rand Company Limited Amended and Restated Incentive Stock Plan of 1998, dated December 7, 2005. Incorporated by reference to Form 8-K of Ingersoll-Rand Company Limited, dated December 7, 2005, filed December 9, 2005.

10.36	Composite Employment Agreement with Chief Executive Officer. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1999, filed March 30, 2000.

10.37
Employment Agreement with Timothy McLevish, Senior Vice President and Chief Financial Officer. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2002, filed March 5, 2003.

10.38	Employment Agreement with Michael Lamach, Senior Vice President. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2003, filed February 27, 2004.

10.39	Addendum, dated June 3, 2005, to Employment Agreement with Timothy R. McLevish. Incorporated by reference to Form 8-K of Ingersoll-Rand Company Limited, dated June 1, 2005, filed June 6, 2005.

10.40	Employment Agreement with James R. Bolch, Senior Vice President. Filed herewith.

10.41	Addendum, dated December 8, 2005, to Employment Agreement with James R. Bolch. Filed herewith.

12	Computations of Ratios of Earnings to Fixed Charges. Filed herewith.

14	Ingersoll-Rand Company Limited Code of Ethics. Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand Company Limited. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

INGERSOLL-RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))
(Continued)
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

INGERSOLL RAND COMPANY LIMITED
(Registrant)

By:	/S/ Herbert L. Henkel
(Herbert L. Henkel)
Chief Executive Officer
Date:	March 1, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman, President, Chief
/S/ Herbert L. Henkel	Executive Officer and Director
(Herbert L. Henkel)	(Principal Executive Officer)	March 1, 2006

Senior Vice President and
/S/ Timothy R. McLevish	Chief Financial Officer
(Timothy R. McLevish)	(Principal Financial Officer)	March 1, 2006

/S/ Richard W. Randall	Vice President and Controller
(Richard W. Randall)	(Principal Accounting Officer)	March 1, 2006

/S/ Ann C. Berzin
(Ann C. Berzin)	Director	March 1, 2006

/S/ George W. Buckley
(George W. Buckley)	Director	March 1, 2006

/S/ Peter C. Godsoe
(Peter C. Godsoe)	Director	March 1, 2006

/S/ Constance Horner
(Constance Horner)	Director	March 1, 2006

/S/ H. William Lichtenberger
(H. William Lichtenberger)	Director	March 1, 2006

/S/ Theodore E. Martin
(Theodore E. Martin)	Director	March 1, 2006

/S/ Patricia Nachtigal
(Patricia Nachtigal)	Director	March 1, 2006

/S/ Orin R. Smith
(Orin R. Smith)	Director	March 1, 2006

/S/ Richard J. Swift
(Richard J. Swift)	Director	March 1, 2006

/S/ Tony L. White
(Tony L. White)	Director	March 1, 2006

INGERSOLL-RAND COMPANY LIMITED
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	50-51
Consolidated Statements of Income	52
Consolidated Balance Sheets	53
Consolidated Statements of Shareholders' Equity	54
Consolidated Statements of Cash Flows	55
Notes to Consolidated Financial Statements	56-90
Schedule II - Valuation and Qualifying Accounts	91

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ingersoll-Rand Company Limited:

We have completed integrated audits of Ingersoll-Rand Company Limited's (successor company to Ingersoll-Rand Company) 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of Ingersoll-Rand Company Limited and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2),  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded a number of business acquisitions from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. We have also excluded these acquisitions from our audit of internal control over financial reporting. These subsidiaries are wholly-owned subsidiaries or majority-owned consolidated businesses whose total assets and total revenues represent approximately 8% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 28, 2006

Ingersoll-Rand Company Limited
Consolidated Statements of Income
In millions, except per share amounts

For the years ended December 31,	2005	2004	2003
Net revenues	$10,546.9	$9,393.6	$8,249.3
Cost of goods sold	7,744.1	6,854.0	6,109.0
Selling and administrative expenses	1,441.0	1,419.3	1,355.9
Restructuring reversals	-	-	(3.2)
Operating income	1,361.8	1,120.3	787.6
Interest expense	(144.3)	(153.1)	(175.5)
Other income, net	53.0	17.0	10.9
Minority interests	(12.7)	(16.0)	(14.9)
Earnings before income taxes	1,257.8	968.2	608.1
Provision for income taxes	204.7	138.4	75.3
Earnings from continuing operations	1,053.1	829.8	532.8
Discontinued operations, net of tax	1.1	388.9	111.7
Net earnings	$1,054.2	$1,218.7	$644.5

Basic earnings per common share:
Earnings from continuing operations	$3.12	$2.40	$1.56
Discontinued operations, net of tax	-	1.12	0.32
Net earnings	$3.12	$3.52	$1.88

Diluted earnings per common share:
Earnings from continuing operations	$3.09	$2.36	$1.55
Discontinued operations, net of tax	-	1.11	0.32
Net earnings	$3.09	$3.47	$1.87
See accompanying Notes to Consolidated Financial Statements.

Ingersoll-Rand Company Limited
Consolidated Balance Sheets
In millions, except share amounts

December 31,	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$880.6	$1,703.1
Marketable securities	156.5	0.6
Accounts and notes receivable, less allowance of
$47.6 in 2005 and $70.1 in 2004	1,679.0	1,498.4
Inventories	1,128.8	1,058.8
Prepaid expenses and deferred income taxes	403.3	348.8
Total current assets	4,248.2	4,609.7

Property, plant and equipment, net	1,076.0	1,013.2
Goodwill	4,433.4	4,211.0
Intangible assets, net	798.5	618.2
Other assets	1,200.3	962.5
Total assets	$11,756.4	$11,414.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$812.5	$684.0
Accrued expenses and other current liabilities	1,053.1	1,146.6
Accrued compensation and benefits	401.4	433.5
Loans payable and current maturities of long-term debt	932.7	612.8
Total current liabilities	3,199.7	2,876.9

Long-term debt	1,184.3	1,267.6
Postemployment and other benefit liabilities	1,000.9	1,018.1
Other noncurrent liabilities	609.5	518.2
Total liabilities	5,994.4	5,680.8

Commitments and contingencies (Note 8)

Shareholders' equity:
Class A common shares, $1 par value (360,740,316 and
356,754,024 shares issued in 2005 and 2004, respectively,
and net of 19,447,000 and 10,585,378 shares owned by
subsidiary in 2005 and 2004, respectively)	330.7	173.1
Capital in excess of par value	-	469.6
Retained earnings	5,558.9	5,028.3
Accumulated other comprehensive (loss) income	(127.6)	62.8
Total shareholders' equity	5,762.0	5,733.8
Total liabilities and shareholders' equity	$11,756.4	$11,414.6
See accompanying Notes to Consolidated Financial Statements.

Ingersoll-Rand Company Limited
Consolidated Statements of Shareholders' Equity
In millions

						Accumulated
				Capital in		other
	Total			excess		comprehensive
	shareholders'	Common stock		of par	Retained	(loss)	Comprehensive
	equity	Amount	Shares	value	earnings	income	income
Balance at December 31, 2002	$3,478.2	$169.2	169.2	$364.7	$3,457.4	$(513.1)
Net earnings	644.5				644.5		$644.5
Currency translation	302.9					302.9	302.9
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax of $3.2	(18.1)					(18.1)	(18.1)
Minimum pension liability adjustment, net of tax of $24.4	(42.2)					(42.2)	(42.2)
Total comprehensive income							$887.1
Shares issued under incentive stock plans	251.2	5.3	5.3	245.9
Cash dividends	(123.2)				(123.2)
Balance at December 31, 2003	4,493.3	174.5	174.5	610.6	3,978.7	(270.5)
Net earnings	1,218.7				1,218.7		$1,218.7
Currency translation	168.7					168.7	168.7
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax of $0.4	3.1					3.1	3.1
Minimum pension liability adjustment, net of tax of $103.7	161.5					161.5	161.5
Total comprehensive income							$1,552.0
Shares issued under incentive stock plans	213.5	3.9	3.9	209.6
Repurchase of common shares by subsidary	(355.9)	(5.3)	(5.3)	(350.6)
Change in fiscal year end of subsidiary, net of tax of $7.3	(16.5)				(16.5)
Cash dividends	(152.6)				(152.6)
Balance at December 31, 2004	5,733.8	173.1	173.1	469.6	5,028.3	62.8
Net earnings	1,054.2				1,054.2		$1,054.2
Currency translation	(267.7)					(267.7)	(267.7)
Change in fair value of marketable securities and
derivatives qualifying as cash flow hedges,
net of tax of $0.3	5.7					5.7	5.7
Minimum pension liability adjustment, net of tax of $60.5	71.6					71.6	71.6
Total comprehensive income							$863.8
Shares issued under incentive stock plans	120.0	2.3	2.3	117.7
Repurchase of common shares by subsidary	(763.6)	(19.4)	(19.4)	(587.3)	(156.9)
Stock split	-	174.7	174.7		(174.7)
Cash dividends	(192.0)				(192.0)
Balance at December 31, 2005	$5,762.0	$330.7	330.7	$ -	$5,558.9	$(127.6)
See accompanying Notes to Consolidated Financial Statements.

Ingersoll-Rand Company Limited
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net earnings	$1,054.2	$1,218.7	$644.5
Income from discontinued operations, net of tax	1.1	388.9	111.7
Income from continuing operations	1,053.1	829.8	532.8
Adjustments to arrive at net cash provided by operating activities:
Restructure of operations	-	-	(3.2)
Depreciation and amortization	195.7	174.4	171.6
Gain on sale of businesses	(1.5)	-	-
Gain on sale of property, plant and equipment	(2.4)	(8.9)	(5.7)
Minority interests, net of dividends	(1.3)	6.3	4.6
Equity earnings, net of dividends	0.4	(8.6)	(0.1)
Deferred income taxes	64.0	(59.2)	(26.9)
Other items	(42.0)	(16.6)	(46.2)
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	(128.5)	(70.1)	(277.3)
Inventories	0.6	(174.8)	13.4
Other current and noncurrent assets	(219.1)	(156.2)	(49.1)
Increase (decrease) in:
Accounts and notes payable	87.8	91.5	5.2
Other current and noncurrent liabilities	(163.6)	145.6	(180.7)
Net cash provided by continuing operating activities	843.2	753.2	138.4
Net cash (used in) provided by discontinued operating activities (revised)	(34.1)	27.3	24.8
Cash flows from investing activities:
Capital expenditures	(111.8)	(108.6)	(99.3)
Proceeds from sale of property, plant and equipment	19.0	50.4	43.1
Acquisitions, net of cash	(514.7)	(33.7)	(21.3)
Proceeds from business dispositions	11.4	1,413.2	751.4
Proceeds from sales and maturities of marketable securities	-	0.3	147.6
Purchase of marketable securities	(153.2)	-	-
Cash provided by (invested in) equity companies, net	7.6	7.6	(0.6)
Net cash (used in) provided by continuing investing activities	(741.7)	1,329.2	820.9
Net cash used in discontinued investing activities (revised)	-	(7.4)	(2.7)
Cash flows from financing activities:
Decrease in short-term borrowings	(40.2)	(16.3)	(146.7)
Proceeds from long-term debt	301.7	-	-
Payments of long-term debt	(198.8)	(453.1)	(792.9)
Net change in debt	62.7	(469.4)	(939.6)
Redemption of preferred stock of subsidiaries	(73.6)	-	-
Proceeds from exercise of stock options	90.9	170.7	211.1
Dividends paid	(192.1)	(152.6)	(123.2)
Purchase of treasury shares	(763.6)	(355.9)	-
Net cash used in continuing financing activities	(875.7)	(807.2)	(851.7)
Net cash used in discontinued financing activities (revised)	-	(1.0)	(0.3)
Effect of change in fiscal year end of businesses	-	(23.8)	-
Effect of exchange rate changes on cash and cash equivalents	(14.2)	16.5	2.6
Net (decrease) increase in cash and cash equivalents	(822.5)	1,286.8	132.0
Cash and cash equivalents - beginning of period	1,703.1	416.3	284.3
Cash and cash equivalents - end of period	$880.6	$1,703.1	$416.3

Cash paid during the year for:
Interest, net of amounts capitalized	$131.2	$124.2	$190.2
Income taxes, net of refunds	$270.0	$170.8	$73.5
See accompanying Notes to Consolidated Financial Statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Basis of Presentation: The consolidated financial statements of Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited or the Company), have been prepared in accordance with generally accepted accounting principles in the United States. IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization (the reorganization) that became effective on December 31, 2001. The reorganization was accomplished through a merger of a newly formed merger subsidiary of IR-Limited. IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly it did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

The results for Hussmann International, Inc. and its majority-owned affiliates had been on a 15-day lag for U.S. operations and a one-month lag for non-U.S. operations, since its acquisition in 2000. During the first quarter of 2004, these lags were eliminated, and the financial results were recorded on a current basis. The result of this action was a net loss of $16.5 million, which was recorded directly to retained earnings on the Consolidated Balance Sheet, and a resulting cash outflow of $23.8 million, which was shown as a separate line item on the Consolidated Statement of Cash Flows.

On August 3, 2005, the Company’s Board of Directors declared a two-for-one stock split, effected in the form of a stock distribution, payable on September 1, 2005, to shareholders of record on August 16, 2005. The Company retained the current par value of $1.00 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented. Shareholders’ equity reflects the stock split by reclassifying from “retained earnings” to “Class A common shares” an amount equal to the par value of the additional shares arising from the split as of the distribution date.

Use of Estimates: In conformity with generally accepted accounting principles, management has used estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant estimates include accounting for doubtful accounts, depreciation and amortization, inventory reserves, valuation of assets including goodwill and other intangible assets, products warranties, sales allowances, taxes, environmental, product liability, asbestos and other contingencies. Actual results could differ from those estimates.

Principles of Consolidation: The Company’s consolidated financial statements include all wholly owned and majority owned subsidiaries. Partially owned equity affiliates are accounted for under the equity method. The Company is also required to include variable interest entities in which it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Intercompany transactions and balances have been eliminated.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash Flow Revision: The Company has revised its 2004 and 2003 consolidated statements of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations. The Company had previously reported these amounts on a combined basis.

Cash Equivalents: The Company considers all highly liquid investments, consisting primarily of time deposits and commercial paper with maturities of three months or less when purchased, to be cash equivalents. Cash equivalents were $498.5 million and $1,517.6 million at December 31, 2005 and 2004, respectively.

Marketable Securities: The Company invests in marketable securities and classifies the securities as available-for-sale under Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS 115, available-for-sale marketable securities are accounted for at market prices, with the unrealized gain or loss, less applicable deferred income taxes, shown as a separate component of stockholders’ equity.

Included in short-term marketable securities are auction rate securities which are highly liquid, variable-rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28, or 35 days, creating a short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of the each auction period.

Inventories: Inventories are stated at cost, which is not in excess of market. Most U.S. manufactured inventories, excluding the Climate Control Technologies segment, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method.

Allowance for Doubtful Accounts and Inventory Reserves: The Company has provided an allowance for doubtful accounts receivable and inventory reserves using a Company policy formula based upon its knowledge of its end markets, customer base and products.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. The Company principally uses accelerated depreciation methods for assets placed in service prior to December 31, 1994. Fixed assets, excluding leasehold improvements, acquired subsequent to that date are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated using the shorter of their economic life or the lease term. Useful lives range from 10 to 50 years for buildings and improvements and from 3 to 12 years for machinery and equipment. At December 31, 2005 and 2004, gross land and buildings totaled $603.3 million and $570.4 million, respectively, while gross machinery and equipment totaled $1,391.5 million and $1,288.1 million, respectively. Accumulated depreciation at December 31, 2005 and 2004, was $918.8 million and $845.3 million, respectively. Depreciation expense was $135.5 million, $134.1 million and $133.0 million in 2005, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets: Goodwill and other intangible assets deemed to have indefinite lives are tested at least annually for impairment during the fourth quarter. The carrying value of goodwill and other intangibles is also reviewed if the facts and circumstances, such as a significant decline in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that goodwill will not be recoverable as determined based on the estimated discounted cash flows of the reporting unit, impairment is measured by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. The Company amortizes finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless the economic benefits of the intangible are otherwise consumed.

Long-lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment in the carrying value of an asset would be recognized whenever anticipated future undiscounted cash flows from an asset are less than its carrying value. The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of discounted cash flows.

Income Taxes: Deferred taxes are provided on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for deferred tax assets for which realization is not likely.

Product Warranties: Warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. Warranty accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Environmental Costs: Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Costs to prepare environmental site evaluations and feasibility studies are accrued when the Company commits to perform them. Liabilities for remediation costs are recorded when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company's commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted.

Revenue Recognition: Revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; and (c) collectibility is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company enters into agreements that contain multiple elements, such as equipment, installation and service. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values or undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements.

Research and Development Costs: Research and development expenditures, including qualifying engineering costs, are expensed when incurred and amounted to $162.4 million in 2005, $149.2 million in 2004 and $164.5 million in 2003. The Company also incurs engineering costs that are not considered research and development expenditures.

Comprehensive Income: Comprehensive income includes net income, currency translation adjustments, amounts relating to cash flow hedges, additional minimum pension liability adjustments and unrealized holding gains and losses on marketable securities, net of taxes. The balances at December 31, 2005 and 2004, for the components of accumulated other comprehensive income were currency translation adjustment of $5.1 million and $272.9 million, unrealized gains on cash flow hedges of $(6.7) million and $(12.2) million, and minimum pension liability adjustments of $(126.2) million and $(197.9) million, respectively. The balance at December 31, 2005, also includes unrealized holding gains on marketable securities of $0.2 million.

Currency Translation: Assets and liabilities of non-U.S. entities, where the local currency is the functional currency, have been translated at year-end exchange rates, and income and expenses have been translated using average-for-the-year exchange rates. Adjustments resulting from translation have been recorded in accumulated other comprehensive income and are included in net earnings only upon sale or liquidation of the underlying investment.

For non-U.S. entities where the U.S. dollar is the functional currency, inventory and property balances and related income statement accounts have been translated using historical exchange rates, and resulting gains and losses have been credited or charged to net earnings.

Net currency transaction gains (losses) recorded in “Other income, net” were, $2.2 million, $(9.6) million and $(6.3) million in 2005, 2004 and 2003, respectively.

Earnings Per Share: Basic earnings per share is based on the weighted-average number of Class A common shares outstanding. Diluted earnings per share is based on the weighted-average number of Class A common shares outstanding, as well as potentially dilutive common shares, which in the Company’s case include shares issuable under stock-based compensation plans. The weighted-average number of Class A common shares outstanding for basic earnings per share calculations was 337.6 million, 346.5 million and 342.2 million for 2005, 2004 and 2003, respectively. For diluted earnings per share purposes, these balances increased by 3.7 million, 4.4 million and 2.6 million shares for 2005, 2004 and 2003, respectively. For the years ended December 31, 2005 and 2003, 0.1 million and 3.8 million, respectively, were excluded because the effect would be anti-dilutive. There were no anti-dilutive shares for the year ended December 31, 2004.

Stock-based Compensation: Under the Company’s Incentive Stock Plans, approved in 1990, 1995, and 1998, key employees have been granted options to purchase Class A common shares. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recognized for employee stock options since options granted are at prices not less than fair market value at the date of grant. The plans also authorize stock appreciation rights (SARs) and stock awards, which result in compensation expense. Additionally, the Company maintains a shareholder-approved Management Incentive Unit Award Plan, which results in compensation expense. All plans are described more fully in Note 10, Incentive Stock Plans.

On December 7, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of all outstanding and unvested stock options under the Company’s stock plans for active employees, effective December 31, 2005. This acceleration facilitates the transition to the new accounting standard, SFAS 123(R), “Share Based Payments,” by providing a consistent application of the accounting rules for stock-based compensation for the Company’s 2006 and future SFAS 123(R) compensation expense. As a result of the acceleration, 9.7 million stock options became exercisable, with exercise prices ranging from $19.53 to $39.85 and a weighted average exercise price of $34.95. Options issued on or prior to December 31, 2002, were fully vested as of December 31, 2005. In addition to the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the stock options were changed to prohibit transfers (including sales, gifts, pledges or other transfers of any kind) of any shares acquired through the exercise of these accelerated options until the earlier of (i) the original vesting date of the option or (ii) termination of employment, retirement, death or disability.

In connection with the modification of the terms of these options to accelerate their vesting, approximately $41.9 million, net of tax, is included in the pro forma table below for the fiscal year ended December 31, 2005, representing the remaining unamortized value of the newly vested options. In accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25”, the company recognized $1.0 million (pre-tax) as compensation expense in the income statement upon acceleration of the vesting of the options. The compensation expense represents the intrinsic value for the estimated number of stock options that would have been forfeited had the acceleration not occurred.

The following table is presented in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the years ended December 31,
In millions, except per share amounts	2005	2004	2003
Net earnings, as reported	$1,054.2	$1,218.7	$644.5
Add: Stock-based employee compensation expense included in reported net income, net of tax	5.8	34.0	34.4
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of tax	79.8	63.9	60.5
Pro forma net earnings	$980.2	$1,188.8	$618.4

Basic earnings per share:
As reported	$3.12	$3.52	$1.88
Pro forma	2.90	3.43	1.81

Diluted earnings per share:
As reported	$3.09	$3.47	$1.87
Pro forma	2.87	3.39	1.80

New Accounting Standards: In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for the Company on January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS 123(R)). SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires companies to recognize compensation expense in the income statement for an amount equal to the fair value of the share-based payment issued. This applies to all transactions involving the issuance of equity by a company in exchange for goods and services, including employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) outlining the SEC Staff’s interpretation of SFAS 123(R). This interpretation provides their views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Subsequently in August, October and November 2005, the FASB released Financial Staff Position (FSP) 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” and FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Additionally on February 1, 2006, the FASB agreed to issue FSP 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSPs clarify certain accounting provisions set forth in SFAS 123(R). The Company will adhere to the requirements and guidance prescribed in SFAS 123(R), SAB 107 and the FSPs in connection with its adoption in the first quarter of 2006. The Company estimates that the impact on 2006 earnings will approximate $0.03 to $0.04 of cost per share for the year.

In December 2004, the FASB released Financial Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). The American Jobs Creation Act (AJCA) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP 109-2 allows time for enterprises beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have completed our review of the foreign earnings repatriation provision of the AJCA. We concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings, as well as certain restrictions in the AJCA and in the laws of other jurisdictions, and the composition of other tax attributes, the foreign earnings repatriation provision of the AJCA does not provide a material financial benefit to the Company. Based on that analysis, we do not plan to change our existing repatriation practices as a result of the AJCA.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for the Company on December 31, 2005, and the adoption did not have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position and results of operations.

NOTE 2 - DISCONTINUED OPERATIONS
The Company has continued its transition to become a more diversified company with strong growth prospects by divesting cyclical, low-growth, asset intensive businesses. In 2004, the Company sold its Dresser-Rand and Drilling Solutions businesses. Dresser-Rand was engaged in the design, manufacture, sale, and service of gas compressors, gas and steam turbines, and generators. Dresser-Rand had 2003 revenues of approximately $1.3 billion and employed approximately 4,500 people, with manufacturing and service facilities worldwide. Drilling Solutions manufactured drilling equipment and accessories for the worldwide construction, mining, quarrying, and water-well drilling industries. Drilling Solutions had 2003 revenues of approximately $300 million and employed approximately 950 people. During 2003, the Company sold its Engineered Solutions, Laidlaw and Waterjet businesses. In 2000, the Company sold its Ingersoll-Dresser Pump Company (IDP) business. Discontinued operations include the operating results, gains and on-going costs for each of these businesses during the respective periods.

Discontinued operations for the year ended December 31, 2005, amounted to income of $1.1 million, net of tax benefits of $48.2 million. This total includes net after tax gains of $35.2 million, mainly due to Ingersoll-Dresser Pump Company (IDP) ($12.0 million), Dresser-Rand ($10.3 million) and Waterjet ($12.2 million), primarily from the resolution of tax matters regarding these divestitures. The after-tax loss from on-going discontinued operations costs amounted to $34.1 million. These costs are mainly due to Engineered Solutions ($7.7 million), IDP ($18.3 million) and Dresser-Rand ($6.3 million), and include product liability costs, primarily related to asbestos liability claims, environmental costs and employee benefit costs.

Discontinued operations for the year ended December 31, 2004, amounted to income of $388.9 million, net of tax provisions of $343.5 million. This total includes net after tax gains of $334.9 million, primarily comprised of gains from the sales of Dresser-Rand ($282.5 million) and Drilling Solutions ($38.6 million). After-tax income from discontinued operations amounted to $54.0 million. This income mainly includes profit from Dresser-Rand ($45.0 million) and Engineered Solutions ($20.9 million), which includes an antidumping subsidy net of tax of $29.5 million. This income is partially offset by retained costs related to IDP ($14.9 million), which mostly include product liability costs, primarily related to asbestos liability claims, and employee benefit costs.

Discontinued operations for the year ended December 31, 2003, amounted to income of $111.7 million, net of tax provisions of $58.6 million. This total includes net after tax gains of $68.8 million, comprised of gains from the sales of Engineered Solutions ($58.2 million) and Waterjet ($18.2 million), offset by a loss from the sale of Laidlaw ($7.6 million). After-tax income from discontinued operations amounted to $42.9 million. This income principally includes profit from Dresser-Rand ($41.1 million) and Drilling Solutions ($19.6 million), partially offset by retained costs related to IDP ($19.8 million), which include product liability costs, primarily related to asbestos liability claims, and employee benefit costs.

Net revenues and pretax earnings for discontinued operations are as follows:

In millions	2005	2004	2003
Net revenues	$ -	$882.0	$1,822.2
Pretax (loss) earnings	(51.4)	64.0	30.2

NOTE 3 - INVENTORIES
At December 31, inventories were as follows:

In millions	2005	2004
Raw materials and supplies	$436.3	$359.4
Work-in-process	193.4	190.1
Finished goods	622.4	612.3
	1,252.1	1,161.8
Less - LIFO reserve	123.3	103.0
Total	$1,128.8	$1,058.8

At December 31, 2005 and 2004, LIFO inventories were approximately 37% and 38%, respectively, of inventories. During 2005, 2004 and 2003, certain LIFO inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs than in prior years. The effect of the liquidation was to decrease cost of goods sold by $3.0 million, $1.7 million and $7.2 million, respectively, and to increase after-tax earnings by $1.8 million, $1.0 million and $4.4 million, respectively.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets deemed to have indefinite lives are no longer subject to amortization, but rather are tested at least annually for impairment during the fourth quarter. All finite-lived intangible assets are amortized over their estimated useful lives.

The changes in the carrying amount of goodwill are as follows:

	Climate	Compact
	Control	Vehicle	Construction	Industrial	Security
In millions	Technologies	Technologies	Technologies	Technologies	Technologies	Total
Balance at December 31, 2003	$2,577.6	$798.3	$103.3	$112.2	$571.2	$4,162.6
Acquisitions	0.2	-	-	3.5	1.6	5.3
Dispositions	(0.6)	-	(3.3)	-	(1.4)	(5.3)
Translation and adjustments*	41.5	3.1	1.3	3.7	(1.2)	48.4
Balance at December 31, 2004	2,618.7	801.4	101.3	119.4	570.2	4,211.0
Acquisitions	3.9	0.3	10.8	23.0	371.1	409.1
Dispositions	(0.3)	-	-	-	-	(0.3)
Translation and adjustments*	(108.1)	(7.2)	(0.4)	(5.0)	(65.7)	(186.4)
Balance at December 31, 2005	$2,514.2	$794.5	$111.7	$137.4	$875.6	$4,433.4
* Includes current year adjustments related to income taxes and final purchase price allocations.

The Company initially records to goodwill the excess of the purchase price over the preliminary valuation of the net assets acquired. Once the final valuation has been performed for each acquisition, the Company may record an adjustment to goodwill. The Company made several acquisitions during 2005.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at December 31:

	2005		2004
	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization
Customer relationships	$484.0	$58.6	$384.9	$44.5
Software	169.6	88.0	141.6	61.3
Trademarks	93.7	5.3	12.1	6.5
Patents	36.6	23.5	26.5	21.2
Other	55.4	20.8	45.1	13.9
Total amortizable intangible assets	839.3	196.2	610.2	147.4
Total indefinite-lived intangible assets - trademarks	155.4	-	155.4	-
Total	$994.7	$196.2	$765.6	$147.4

The Company follows the guidance outlined in Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for all software developed or obtained for internal use, which requires companies to capitalize certain internal-use software costs once specific criteria are met. Software amortization expense was $28.1 million, $25.0 million and $21.6 million for 2005, 2004 and 2003, respectively. Other intangible asset amortization expense for 2005, 2004 and 2003 was $30.5 million, $14.4 million and $14.2 million, respectively.

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $35.6 million in 2006, $33.4 million in 2007, $27.9 million in 2008, $19.9 million in 2009 and $16.2 million in 2010.

NOTE 5 - MARKETABLE SECURITIES
At December 31, 2005, available-for-sale marketable securities consisted of the following:

In millions	Amortized Cost or Cost	Gross Unrealized Gains	Fair Value
Short-term marketable securities:
Equity securities	$0.6	$ -	$0.6
Commercial paper	4.5	-	4.5
Municipal bonds	151.4	-	151.4
Total	$156.5	$ -	$156.5

Long-term marketable securities:
Equity securities	$20.6	$0.3	$20.9
Total	$20.6	$0.3	$20.9

Long-term marketable securities are included in “Other Assets” on the Consolidated Balance Sheet as of December 31, 2005. At December 31, 2004, the Company had $0.6 million of short-term equity securities with minimal unrealized gain.

NOTE 6 - FINANCIAL INSTRUMENTS
The Company, as a large multinational company, maintains significant operations in countries other than the United States. As a result of these global activities, the Company is exposed to changes in currency exchange rates, which affect the results of operations and financial condition. The Company manages exposure to changes in currency exchange rates through its normal operating and financing activities, as well as through the use of financial instruments. Generally, the only financial instruments the Company utilizes are forward exchange contracts.

The purpose of the Company's currency hedging activities is to mitigate the impact of changes in currency exchange rates. The Company attempts to hedge transaction exposures through natural offsets. To the extent that this is not practicable, major exposure areas considered for hedging include non-U.S. denominated receivables and payables, intercompany loans, firm-committed transactions, and forecasted sales and purchases. The estimated fair value of currency forward contracts outstanding was a projected gain of $3.0 million and a projected loss of $16.6 million at December 31, 2005 and 2004, respectively. The notional amount of the currency forward contracts was $252.1 million and $282.7 million at December 31, 2005 and 2004, respectively.

The Company purchases, on a limited basis, commodity derivatives to hedge the variable portion in supplier contracts of the costs of metals used in its products. Gains and losses on the derivatives are included in cost of sales in the same period as the hedged transaction. During 2004, fixed-priced supplier agreements replaced maturing commodity forward contracts, which decreased the number of outstanding contracts at December 31, 2004. The fair value of outstanding commodity contracts at December 31, 2005 and 2004, were minimal. The notional amount of the outstanding commodity contracts was $0.7 million and $1.2 million at December 31, 2005 and 2004, respectively.

The Company entered into interest rate locks for the second quarter issuance of $300 million of its Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in accumulated other comprehensive income and will be recognized into interest expense over the life of the debt.

Included in accumulated other comprehensive income at December 31, 2005, is $3.4 million related to the fair value of currency derivatives qualifying as cash flow hedges and $0.3 million related to an interest rate swap qualified as a cash flow hedge of a forecasted issuance of debt, both of which are expected to be reclassified to earnings over the next twelve months. Additionally a $10.4 million loss, related to interest rate locks qualified as cash flow hedges, is included in accumulated other comprehensive income. During the next twelve months, $0.9 million is expected to be reclassified to earnings, with the remaining loss reclassified over the next 10 years. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. No material amounts were reclassified to earnings during 2005 in connection with forecasted transactions that were no longer considered probable of occurring. Fair values of forward contracts are based on dealer quotes at the respective reporting dates. At December 31, 2005, the maximum term of derivative instruments that hedge forecasted transactions was 12 months.

The counterparties to the Company's forward contracts consist of a number of major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, credit ratings and concentration of risk of these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.

NOTE 7 - DEBT AND CREDIT FACILITIES
At December 31, loans payable consisted of the following:

In millions	2005	2004
Current portion of long-term debt	$856.6	$551.0
Other short-term borrowings	76.1	61.8
Total	$932.7	$612.8

Excluding current maturities of long-term debt, the weighted-average interest rate for short-term debt at December 31, 2005 and 2004, was 12.6% and 11.2%, respectively.

At December 31, long-term debt consisted of:

In millions	2005	2004
6.25% Notes Due 2006	$ -	$529.8
6.57% Medium-term Note Due 2007	40.0	40.0
6.75% Senior Notes Due 2008	124.8	124.7
4.75% Senior Notes Due 2015	298.9	-
9.00% Debentures Due 2021	125.0	125.0
7.20% Debentures Due 2007-2025	142.5	150.0
6.48% Debentures Due 2025	149.7	-
6.44% Debentures Due 2027	200.0	200.0
Medium-term Notes Due 2023, at an average rate of 8.22%	50.3	50.3
Other loans and notes, at end-of-year average interest rates of 3.06%
in 2005 and 2.70% in 2004, maturing in various amounts to 2016	53.1	47.8
Total	$1,184.3	$1,267.6

The fair value of long-term debt, including current maturities of long-term debt, at December 31, 2005 and 2004, was $2,191.5 million and $1,990.8 million, respectively. The fair value of long-term debt was determined by reference to the December 31, 2005, and 2004, market values of comparably rated debt instruments.

During the second quarter of 2005, the Company issued $300 million aggregate principal amount of its 4.75% Senior Notes due in 2015. The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items. As of December 31, 2005, the Company’s debt-to-total capital ratio was significantly beneath this limit.

During 2005 the company retired approximately $145.5 million of long-term debt prior to its scheduled maturity. Debt retirements for the next five years are as follows: $856.6 million in 2006, $282.7 million in 2007, $136.5 million in 2008, $10.5 million in 2009 and $10.5 million in 2010. Long-term debt retirements include $349.1 million for 2006 and $200.0 million for 2007, which only requires repayment at the option of the holder. If these options are not exercised, the final maturity dates of the instruments would range between 2025 and 2028.

At December 31, 2005, the Company’s committed revolving credit lines consisted of two five-year lines totaling $2.0 billion of which $750 million expires in June 2009 and $1.25 billion expires in August 2010. These lines were unused and provide support for commercial paper and indirectly provide support for other financing instruments, such as letters of credit and comfort letters, as required in the normal course of business. The Company compensates banks for these lines with fees equal to a weighted average of .0775% per annum. Available non-U.S. lines of credit were $667.8 million, of which $510.9 million were unused at December 31, 2005. These lines provide support for bank guarantees, letters of credit and other working capital purposes.

Capitalized interest on construction and other capital projects amounted to $2.9 million, $2.2 million and $3.1 million in 2005, 2004 and 2003, respectively. Interest income, included in other income, net, was $29.6 million, $12.3 million and $2.5 million for 2005, 2004 and 2003, respectively.

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

Environmental remediation costs are determined on a site-by-site basis and accruals are made when it is probable a liability exists and the cost can be estimated reasonably. The Company estimates the amount of recurring and non-recurring costs at each site using internal and external experts. In arriving at cost estimates the following factors are considered: the type of contaminant, the stage of the clean-up, applicable law and existing technology. These estimates, and the resultant accruals, are reviewed and updated quarterly to reflect changes in facts and law. The Company does not discount its liability or assume any insurance recoveries when environmental liabilities are recorded.

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against IR-New Jersey and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the year ended December 31, 2005, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $16.8 million, compared with $16.5 million for the year ended December 31, 2004. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation currently under consideration in Congress concerns pending and future asbestos-related personal injury claims. Whether and when such legislation will become law, and the final provisions of such legislation, are unknown. Consequently, the Company cannot predict with any reasonable degree of certainty what effect, if any, such legislation would have upon the Company’s financial position, results of operations or cash flows.

The Company sells products on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $7.7 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the consolidated financial statements.

The Company has remained contingently liable for approximately $25.7 million relating to performance bonds associated with prior sale of products of IDP, which the Company divested in 2000. The acquirer of IDP is the primary obligor under these performance bonds; however, should the acquirer default under these arrangements the Company would be required to satisfy these financial obligations. The Company estimates that $24.6 million of the obligation will expire during 2006. The remainder extends through 2008.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $7.0 million at December 31, 2005. These amounts are not accrued as the Company intends on exporting the product to another country for final sale.

In connection with the disposition of certain businesses and facilities, the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition. Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for 2005 and 2004:

In millions	2005	2004
Balance at beginning of year	$190.5	$160.3
Reductions for payments	(85.4)	(74.2)
Accruals for warranties issued during the current period	70.2	94.7
Changes for accruals related to preexisting warranties	11.9	1.5
Acquisitions	1.1	-
Translation	(4.8)	8.2
Balance at end of the year	$183.5	$190.5

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense was $61.9 million in 2005, $62.7 million in 2004 and $64.3 million in 2003. Minimum lease payments required under noncancellable operating leases with terms in excess of one year for the next five years and thereafter, are as follows: $58.5 million in 2006, $47.0 million in 2007, $35.1 million in 2008, $21.1 million in 2009, $13.7 million in 2010 and $14.7 million thereafter.

NOTE 9 - COMMON SHARES
In August 2005, the Board of Directors declared a two-for-one stock split of the Company’s Class A common shares to be effected in the form of a stock distribution. The additional shares of stock were distributed to shareholders on September 1, 2005. All share and per share amounts presented have been retroactively restated for the stock split. Shareholders’ equity reflects the stock split by reclassifying from “Retained earnings” to “Class A common shares” an amount equal to the par value of the additional shares arising from the split as of the distribution date.

Effective December 31, 2001, IR-Limited became the successor to IR-New Jersey, following a corporate reorganization. The reorganization was accomplished through a merger of a newly formed merger subsidiary into IR-New Jersey. Upon consummation of the merger the shares of IR-New Jersey common stock automatically became IR-Limited Class A common shares. As part of the reorganization, IR-New Jersey and certain of its subsidiaries, immediately prior to the merger transferred shares of certain IR-New Jersey subsidiaries and issued certain debt in exchange for which IR-Limited issued 270,500,006 Class B common shares. The Class B common shares are non-voting and pay comparable dividends to the Class A common shares. The authorized share capital of IR-Limited is $1,175,010,000, consisting of (1) 1,175,000,000 common shares, par value $1.00 per share, which common shares consist of (a) 600,000,000 Class A common shares and (b) 575,000,000 Class B common shares, and (2) 10,000,000 preference shares, par value $0.001 per share. Class A common shares (and associated preference share purchase rights) were issued to holders of IR-New Jersey common stock in the merger. No preference shares were outstanding at December 31, 2005 or 2004.

On August 3, 2005, the Board of Directors of the Company expanded the Company’s existing share repurchase program to allow the repurchase of up to a total of $2 billion worth of Class A common shares. The plan was established on August 4, 2004, and initially authorized the Company to repurchase up to 20 million Class A common shares. During 2005, the Company repurchased 19.4 million Class A common shares at a cost of $763.6 million. Total purchases under the program as of December 31, 2005, have been 23.4 million Class A common shares at a cost of $903.7 million. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. This long-term repurchase program will serve primarily to offset dilution from the Company’s incentive stock plan. Class A common shares owned by a subsidiary are treated as treasury shares and are recorded at cost.

The Company has adopted a shareholder rights plan to protect shareholders from attempts to acquire control of the Company at an inadequate price. The plan will expire on December 22, 2008, unless redeemed or exchanged earlier by the Company, as provided in the rights plan. Under the rights plan, one preference share purchase right was distributed for each Class A common share. As a result of the two-for-one stock split in September 2005, the rights were adjusted so that each issued share of Class A common share now has associated with it one-half of a right. The rights only become exercisable, and will trade separately from the Class A common shares, 10 days after the first public announcement that any person or group has acquired at least 15% of the Company’s outstanding Class A common shares or on the 10th day following the commencement or the announcement of an intention to commence a tender offer, which would result in that person or group acquiring a beneficial ownership of at least 15% of the outstanding Class A common shares. Each right entitles a holder to purchase one-thousandth of a share of Series A preferred stock at an exercise price of $200.

If any person or group acquires 15% or more of the Company’s Class A common shares, the rights not held by the 15% shareholder would become exercisable to purchase the Company’s Class A common shares at a 50% discount. The plan provides that, at any time after a person or group becomes an acquiring person and prior to the acquisition by that person or group of 50% or more of the outstanding Class A common shares, the Board may exchange the rights (other than the rights held by the acquiring person, which will have become void), at an exchange ratio of one Class A common share per two rights. The Company may elect to redeem the rights at $0.01 per right.

Annual dividends per common share were $0.57, $0.44, and $0.36, for 2005, 2004 and 2003, respectively.

NOTE 10 - INCENTIVE STOCK PLANS
Under the Company's Incentive Stock Plans, key employees have been granted options to purchase Class A common shares at prices not less than the fair market value at the date of the grant. Options issued before December 31, 1998, became exercisable one year after the date of the grant and expire at the end of 10 years. Options issued after January 1, 1999, generally become exercisable ratably over a three-year period from their date of grant and expire at the end of 10 years. On December 7, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of all outstanding and unvested stock options under the Company’s stock plans for active employees effective December 31, 2005. The terms and conditions of the stock option agreements governing the stock options were changed to prohibit transfers (including sales, gifts, pledges or other transfers of any kind) of any shares acquired through the exercise of these accelerated options until the earlier of (i) the original vesting date of the option or (ii) termination of employment, retirement, death or disability. The plans, approved by shareholders in 1990, 1995 and 1998, also authorize stock appreciation rights (SARs) and stock awards, which result in compensation expense. The total number of stock incentives authorized by the 1998 amended plan is 60,000,000.

The average fair values of the options granted during 2005, 2004 and 2003 were estimated at $12.67, $11.39, and $6.58, respectively, on the date of grant, using the Black-Scholes option-pricing model, which included the following assumptions:

	2005	2004	2003
Dividend yield	1.30%	1.19%	1.75%
Volatility	35.57%	39.31%	39.83%
Risk-free interest rate	3.60%	3.29%	3.12%
Expected life	5 years	5 years	5 years

Changes in options outstanding under the plans were as follows:
	Shares				Weighted-
	subject	Option price			average
	to option	range per share			exercise price
December 31, 2002	26,846,102	$10.82	-	$34.88	$21.70
Granted	6,206,642	19.53	-	31.56	19.61
Exercised	(10,331,678)	10.82	-	26.52	20.28
Cancelled	(1,424,072)	19.53	-	32.71	21.83
December 31, 2003	21,296,994	$12.04	-	$34.88	$21.77
Granted	6,555,680	32.18	-	37.96	32.24
Exercised	(7,847,656)	12.04	-	32.71	21.85
Cancelled	(1,151,544)	18.43	-	32.19	25.38
December 31, 2004	18,853,474	$13.11	-	$37.96	$25.19
Granted	6,091,600	38.47	-	39.85	38.70
Exercised	(3,921,949)	13.10	-	38.69	23.10
Cancelled	(1,140,649)	18.42	-	38.69	33.77
December 31, 2005	19,882,476	$16.83	-	$39.85	$29.26

At December 31, 2005, there were 1,766,934 SARs outstanding with no stock options attached. The Company has reserved 20,457,789 shares for future incentive stock awards at December 31, 2005.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at 12/31/05	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at 12/31/05	Weighted- average exercise price
$15.01	-	$20.00	3,182,959	5.9	$19.50	3,182,959	$19.50
20.01	-	25.00	4,083,116	4.4	21.57	4,083,116	21.57
25.01	-	30.00	1,831,050	3.3	26.21	1,831,050	26.21
30.01	-	35.00	5,245,317	7.1	32.25	5,245,317	32.25
35.01	-	40.00	5,540,034	8.9	38.70	5,540,034	38.70
			19,882,476	6.5	$29.26	19,882,476	$29.26

The number of shares exercisable and the weighted-average exercise prices were 8,968,204 shares at a price of $23.00 for December 31, 2004, and 10,968,880 shares at a price of $23.11 for December 31, 2003.

The Company also maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating executives are awarded incentive units. When dividends are paid on Class A common shares, dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participant's account in the form of so-called Class A common share equivalents. The fair value of accumulated common share equivalents is paid in cash upon the participant's retirement. The number of common share equivalents credited to participants’ accounts at December 31, 2005 and 2004 are 316,165 and 396,062, respectively.

NOTE 11 - INCOME TAXES
Earnings before income taxes for the years ended December 31, were taxed within the following jurisdictions:

In millions	2005	2004	2003
United States	$337.2	$199.9	$(33.3)
Non-U.S.	920.6	768.3	641.4
Total	$1,257.8	$968.2	$608.1

The provision was as follows:

In millions	2005	2004	2003
Current tax expense:
United States	$63.8	$132.6	$53.9
Non-U.S.	76.9	65.0	48.3
Total current	140.7	197.6	102.2
Deferred tax (benefit) expense:
United States	23.7	(78.9)	(25.0)
Non-U.S.	40.3	19.7	(1.9)
Total deferred	64.0	(59.2)	(26.9)
Total provision for income taxes	$204.7	$138.4	$75.3

The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2005	2004	2003
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. operations	(17.6)	(19.0)	(22.9)
Extraterritorial income / foreign sales corporation	(0.7)	(2.4)	(2.4)
State and local income taxes, net of U.S. tax	0.7	0.7	0.1
Puerto Rico - Sec 936 Credit	(0.9)	(1.2)	(1.9)
Other	(0.2)	1.2	4.5
Effective tax rate	16.3%	14.3%	12.4%

At December 31, a summary of the deferred tax accounts follows:
In millions	2005	2004
Current deferred assets and (liabilities)
Difference between book and tax bases
of inventories and receivables	$23.4	$12.8
Difference between book and tax expense for
other employee-related benefits and allowances	70.6	64.2
Other reserves and valuation allowances
in excess of tax deductions	233.3	199.4
Other differences between tax and
financial statement values	(14.8)	(70.5)
Gross current deferred net tax assets	312.5	205.9
Noncurrent deferred assets and (liabilities)
Postretirement and postemployment benefits
other than pensions in excess of tax deductions	321.1	300.8
Tax benefit of operating losses and credit
carryforwards	484.1	338.0
Other reserves in excess of tax expense	77.7	(9.5)
Tax depreciation / amortization in excess of
book depreciation / amortization	(408.4)	(327.6)
Pension contributions in excess of book expense	(148.5)	(23.4)
Taxes provided on undistributed accumulated
subsidiary earnings	-	(2.4)
Gross noncurrent deferred net tax
assets	326.0	275.9
Less: deferred tax valuation allowances	(107.9)	(68.5)
Total net deferred tax assets	$530.6	$413.3

Included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet are $376.8 million and $352.9 million of current income taxes payable at December 31, 2005 and 2004, respectively. Included in “Prepaid expenses and deferred income taxes” on the Consolidated Balance Sheet are $309.2 million and $249.2 million of current deferred tax assets at December 31, 2005 and 2004, respectively.

At December 31, 2005, net U.S and non-U.S. federal operating loss carryforwards of $904.1 million are available to offset taxable income in future years. The U.S. federal carryforwards will begin to expire in 2022, while the non-U.S. generally have unlimited carryforward periods. The net operating loss carryforwards were incurred in various jurisdictions, predominantly the United States, the United Kingdom, Germany and Switzerland. State net operating loss carryforwards at December 31, 2005 of $2,863.5 million are available to offset taxable income in future periods. The state carryforwards will expire in future years generally through 2025. A valuation allowance of $107.9 million has been recorded for certain state and non-U.S. carryforwards, which will likely not be realized. The change in the valuation allowance is predominantly attributable to increases in state net operating loss carryforwards, a reclassification of state deferred income taxes, increases in certain non-U.S. valuation allowances and the strengthening of the U.S. dollar against European currencies, partially offset by the utilization of net operating losses with full valuation allowances. Approximately $9.2 million of the valuation allowance was acquired in prior year business combination transactions and any tax benefit, when realized, will reduce goodwill rather than the income tax provision.

At December 31, 2005, no deferred taxes have been provided for any portion of the $5.5 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries, and it is not practicable to estimate the amount of additional taxes which may be payable upon distribution. At December 31, 2004, the Company had provided $2.4 million of noncurrent deferred taxes and $47.3 million of current income taxes payable for a portion of the undistributed earnings. The American Jobs Creation Act (the AJCA) replaces an export incentive with a deduction from domestic manufacturing income. This provision of the AJCA did not have a material impact on the Company's income tax provision for 2005.

Tax incentives have been provided in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The most significant tax holidays relate to the Company’s locations in China, which have generally received a 2-year full holiday followed by a 3-year 50% exemption, and the Company’s qualifying locations in Ireland, which were granted a 10% tax rate through 2010. The 2005 benefit for all tax holidays was approximately $4.4 million, or $0.01 of income per share.

As part of the audit of the tax years 2000-2002, the Company is actively engaged in discussion with the Internal Revenue Service regarding issues related to its reincorporation in Bermuda in 2001. The Company has provided for reasonably foreseeable resolution of all tax disputes, but will adjust its estimate if significant events so dictate. In the event that the ultimate resolution of an issue differs materially from the original or adjusted estimate of the Company, the effect will be recorded in the provision for income taxes in the period that the matter is finally resolved.

NOTE 12 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
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

As of January 1, 2003, postretirement health care benefits are no longer available for new non-bargaining employees. These benefits were also curtailed for existing non-bargaining employees not meeting minimum eligibility requirements. Hourly bargaining employees are eligible if they attain normal retirement age with the required years of service. When eligible employees retire from the Company between ages 55 and 65, they receive, at a cost to the retiree, certain health care benefits. After attaining age 65, an eligible retiree’s health care benefit coverage becomes coordinated with Medicare. Postretirement health care benefits for eligible non-bargaining employees and retirees have their benefits subsidized to a flat dollar cap with cost escalation equally shared between the Company and the retiree. When the cap is reached, the retiree becomes responsible for all additional cost escalation.

Summary information on the Company’s plans at December 31 was as follows:

In millions	2005	2004
Change in benefit obligations:
Benefit obligation at beginning of year	$964.6	$1,019.7
Service cost	9.3	10.2
Interest cost	54.9	57.3
Plan participants' contributions	10.2	10.1
Actuarial losses (gains)	52.4	(49.8)
Benefits paid	(81.7)	(84.4)
Other	(0.4)	1.5
Benefit obligation at end of year	$1,009.3	$964.6

Funded status:
Plan assets less than benefit obligations	$(1,009.3)	$(964.6)
Unrecognized:
Prior service gains	(26.4)	(51.4)
Plan net losses	295.4	277.6
Accrued costs in the balance sheet	$(740.3)	$(738.4)

The components of net periodic postretirement benefits cost for the years ended December 31, were as follows:

In millions	2005	2004	2003
Service cost	$9.3	$10.2	$10.1
Interest cost	54.9	57.3	60.4
Net amortization and deferral losses	9.8	9.4	6.6
Net periodic postretirement benefit costs	74.0	76.9	77.1
Curtailment gains	-	-	(6.9)
Net postretirement benefit cost	$74.0	$76.9	$70.2

The Company uses an annual measurement date of November 30 for all of its postretirement benefit plans for all years presented. The sale of Engineered Solutions in February 2003 was deemed to be a significant event and required a remeasurement of the postretirement benefit plan. The weighted-average assumptions used in the February 2003 remeasurement due to the sale were a discount rate of 6.50% and increases in per capita cost of covered health care benefits of 11.00%, gradually reducing to 5.25% by 2009.

Assumptions:	2005	2004	2003
Weighted-average discount rate assumption used to determine:
Benefit obligations at December 31	5.50%	5.75%	6.00%
Net periodic benefit cost*	5.75%	6.00%	6.50%
Assumed health care cost trend rates at December 31:
Current year medical inflation	11.00%	11.00%	11.00%
Ultimate inflation rate	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2012	2011	2010
* The assumptions used for the first quarter of 2004 were determined to be appropriate as of April 1, 2004 when the postretirement plan was remeasured to reflect the federal subsidy. In 2003, the postretirement plan was measured as of the date of the sale of Engineered Solutions and the discount rate used was decreased from 6.75% to 6.50%, while the health care cost trend rate remained at 11.00%, gradually reducing to 5.25%.

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2005:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components	$5.2	$4.3
Effect on postretirement benefit obligation	73.9	62.5

Benefit payments for postretirement benefits, which reflect future service and are net of expected Medicare Part D subsidy, as appropriate, are expected to be paid as follows: $71.1 million in 2006, $73.1 million in 2007, $75.1 million in 2008, $76.2 million in 2009, $77.2 million in 2010 and $372.7 million for the years 2011 to 2015.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduced a government-provided subsidy based on the percentage of a beneficiary’s annual prescription drug benefits, within defined limits, and the opportunity for a retiree to obtain prescription drug benefits under Medicare. The Company adopted FASB Staff Position 106-2 as of April 1, 2004. The Company and its actuarial advisors determined that many benefits provided by the plan were at least actuarially equivalent to Medicare Part D. The Company remeasured the accumulated postretirement benefit obligation effects of the Act as of April 1, 2004. The effect of the federal subsidy to which the Company is entitled has been accounted for as an actuarial gain of $86.3 million, which is amortized and reduces current and future benefit costs. The subsidy had the effect of reducing postretirement benefit expense for 2005 and 2004 by $18.5 million and $9.2 million, respectively. The components of the reduction in expense were a decrease in the amortization of the actuarial loss of $9.7 million and $5.0 million, a reduction in service cost of $0.5 million and $0.3 million and a reduction in the interest cost on the benefit obligation of $8.3 million and $3.9 million for 2005 and 2004, respectively.

NOTE 13 - PENSION PLANS
The Company has noncontributory pension plans covering substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provided benefits on a modest final average pay formula. The Company’s U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees.

Information regarding the Company's pension plans at December 31 was as follows:

In millions	2005	2004
Change in benefit obligations:
Benefit obligation at beginning of year	$2,942.4	$3,080.1
Service cost	52.9	46.7
Interest cost	161.3	173.0
Employee contributions	2.8	3.2
Acquisitions	18.4	-
Amendments	(2.0)	7.6
Expenses paid	(2.7)	(4.9)
Actuarial losses	121.7	72.9
Benefits paid	(208.0)	(214.2)
Currency exchange impact	(87.0)	57.7
Curtailments and settlements	(3.3)	(293.4)
Other	36.7	13.7
Benefit obligation at end of year	$3,033.2	$2,942.4

Change in plan assets:
Fair value at beginning of year	$2,647.5	$2,637.9
Actual return on assets	232.3	277.3
Company contributions	119.4	174.6
Employee contributions	2.8	3.2
Expenses paid	(2.7)	(4.9)
Benefits paid	(208.0)	(214.2)
Currency exchange impact	(68.0)	45.2
Settlements	(3.2)	(244.3)
Other	6.9	(27.3)
Fair value of assets end of year	$2,727.0	$2,647.5

In millions	2005	2004
Funded status:
Plan assets less than the benefit obligations	$(306.2)	$(294.9)
Unrecognized:
Net transition asset	2.9	3.9
Prior service costs	53.5	64.7
Plan net losses	672.1	619.7
Net amount recognized	$422.3	$393.4

Costs included in the balance sheet:
Long-term prepaid expenses	$435.1	$305.4
Accrued current and non-current liabilities	(212.6)	(222.0)
Pension intangible included in other assets	13.2	16.1
Accumulated other comprehensive income	186.6	293.9
Net amount recognized	$422.3	$393.4

Weighted-average assumptions used:
Benefit obligations at December 31	2005	2004
Discount rate:
U.S. plans	5.50%	5.75%
Non-U.S. plans	5.00%	5.25%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.00%	4.00%

The accumulated benefit obligation for all defined benefit pension plans was $2,868.6 million and $2,799.7 million at December 31, 2005 and 2004, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $1,053.4 million, $953.1 million and $746.6 million respectively, as of December 31, 2005, and $1,316.7 million, $1,227.1 million and $1,008.4 million, respectively, as of December 31, 2004.

Pension benefit payments, which reflect future service, as appropriate, are expected to be paid as follows: $180.9 million in 2006, $184.5 million in 2007, $184.8 million in 2008, $195.7 million in 2009, $219.5 million in 2010 and $1,049.9 million for the years 2011 to 2015.

The components of the Company’s pension related costs for the years ended December 31, include the following:

In millions	2005	2004	2003
Service cost	$52.9	$46.7	$45.4
Interest cost	161.3	173.0	174.8
Expected return on plan assets	(213.9)	(221.1)	(179.0)
Net amortization of unrecognized:
Prior service costs	8.8	8.8	8.9
Transition amount	0.9	0.9	0.9
Plan net losses	22.4	18.2	32.0
Net pension cost	32.4	26.5	83.0
Curtailment/settlement losses (gains)	4.0	41.1	(10.1)
Net pension cost after curtailments/settlements	$36.4	$67.6	$72.9

Settlement losses were recorded in 2005 as a result of lump sum distributions under supplemental benefit plans for officers and other key employees. The curtailment and settlement losses in 2004 are associated primarily with the sale of Dresser-Rand and Drilling Solutions. The curtailment and settlement gains in 2003 are associated primarily with the sale of Engineered Solutions.

The Company uses an annual measurement date of November 30 for substantially all of its pension plans for the years presented. The sale of Engineered Solutions in February 2003 was a significant event. The Engineered Solutions employees participated in the Company’s largest U.S. pension plan and a remeasurement of that pension plan was required as of the date of sale.

Pension expense for 2006 is projected to be approximately $37.1 million, utilizing the assumptions for calculating the pension benefit obligations at 2005 year end.

Weighted-average assumption used:
Net periodic pension cost for the year ended December 31,	2005	2004	2003
Discount rate:
U.S. plans*	5.75%	6.00%	6.50%
Non-U.S. plans	5.25%	5.75%	5.75%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.00%	3.75%	3.00%
Expected return on plan assets:
U.S. plans	8.75%	8.75%	8.75%
Non-U.S. plans	7.50%	7.50%	7.50%
*Prior to the remeasurement date of February 15, 2003, the discount rate used for 2003 was 6.75%. The rate for the smaller U.S. plans not requiring remeasurement during the year was 6.75% for all of 2003. There was no change to the rate of compensation increase and the expected return on plan assets upon remeasurement.

The expected long-term rates of return on plan assets are determined as of the measurement date. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy and the types of assets held. Historical assets return trends for the larger plans are reviewed over fifteen, ten and five-year periods. The actual rate of return for plan assets over the last ten- and fifteen-year periods has exceeded the expected rate of return used. The Company reviews each plan and its historical returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used.

The Company’s pension plans weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

Asset category	2005	2004
Equity securities	58.4%	61.2%
Debt securities	33.5%	30.4%
Real estate	0.3%	0.4%
Other (including cash)	7.8%	8.0%
Total	100.0%	100.0%

The Company’s investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, minimizes the present value of required company contributions, at the appropriate levels of risk; and meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment management decisions reviewed regularly are asset allocations, investment manager performance, investment advisors and trustees or custodians. An asset/liability modeling (ALM) study is used as the basis for global asset allocation decisions and updated approximately every five years or as required. The Company’s current strategic global asset allocation for its pension plans is 60% in equity securities and 40% in debt securities and cash. The Company sets upper limits and lower limits of plus or minus 5%. The asset allocations are reviewed at least quarterly and any appropriate adjustments are reflected quarterly.

The Company made required and discretionary contributions of $33.0 million and $86.4 million, respectively, to its pension plans in 2005. The Company currently projects that it will be required to contribute approximately $25 million to its plans worldwide in 2006. The Company’s policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations. While the Company anticipates funding the plans in 2006 in accordance with contributions required by funding regulations or the laws of each jurisdiction, most of the non-U.S. plans require employer contributions based on the employees’ earnings.

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $46.8 million, $52.6 million and $51.8 million in 2005, 2004 and 2003, respectively. The Company's contributions relating to non-U.S. defined contribution plans, insured plans and other non-U.S. benefit plans were $8.1 million, $11.1 million and $9.3 million in 2005, 2004 and 2003, respectively.

NOTE 14 - BUSINESS SEGMENT INFORMATION
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the operating segments’ results are prepared on a management basis that is consistent with the manner in which the Company disaggregates financial information for internal review and decision making. The Company evaluates performance based on operating income and operating margins. Intercompany sales between segments are considered immaterial.

The Company has divested various businesses over the past few years as it moves to being a leading global diversified industrial enterprise. During 2004, the Company sold its Drilling Solutions and Dresser-Rand businesses. During 2003, the Company sold its Engineered Solutions, Waterjet and Laidlaw businesses. The results of these divested businesses have been excluded from their previous reportable segments for business segment reporting and have been shown separately in “Discontinued operations, net of tax” in the financial statements.

During the first quarter of 2005, the Company realigned its internal organization and operating segments to reflect its market focus and to promote greater transparency of results. The former Infrastructure segment was disaggregated into two segments - the Compact Vehicle Technologies segment and the Construction Technologies segment. The prior year segment results have been restated to conform to this change.

Each reportable segment is based primarily on the types of products it generates. The operating segments have been aggregated based on the aggregation criteria and quantitative thresholds as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” A description of the Company’s reportable segments is as follows:

Climate Control Technologies provides solutions to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers. The segment includes the Thermo King and Hussmann brands.

The Compact Vehicle Technologies segment is engaged in the design, manufacture, sale and service of skid-steer loaders, all-wheel steer loaders, compact truck loaders, compact excavators, attachments and golf and utility vehicles. The segment includes the Bobcat and Club Car brands.

Construction Technologies is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment, attachments and portable light towers and compressors. The segment is comprised of the Utility Equipment and Road Development businesses.

Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling and energy generation systems. The segment includes the Air Solutions and Productivity Solutions businesses.

Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems, and security and scheduling software. The segment includes the Schlage, LCN and Von Duprin brands.

A summary of operations by reportable segments for the years ended December 31, were as follows:

Dollar amounts in millions	2005	2004	2003
Climate Control Technologies
Revenues	$2,853.6	$2,793.7	$2,648.9
Operating income	315.1	309.1	219.1
Operating income as a percentage of sales	11.0%	11.1%	8.3%
Depreciation and amortization	53.7	59.2	57.0
Capital expenditures	9.7	13.5	18.1

Compact Vehicle Technologies
Revenues	2,681.1	2,261.7	1,827.6
Operating income	415.2	332.0	244.3
Operating income as a percentage of sales	15.5%	14.7%	13.4%
Depreciation and amortization	31.8	28.1	28.4
Capital expenditures	40.4	28.3	23.0

Construction Technologies
Revenues	1,168.6	1,007.1	804.2
Operating income	103.8	105.2	48.6
Operating income as a percentage of sales	8.9%	10.4%	6.0%
Depreciation and amortization	14.3	15.5	15.2
Capital expenditures	18.5	11.3	12.3

Industrial Technologies
Revenues	1,743.9	1,552.8	1,363.6
Operating income	224.9	180.5	104.1
Operating income as a percentage of sales	12.9%	11.6%	7.6%
Depreciation and amortization	19.6	23.2	23.4
Capital expenditures	16.1	12.2	19.0

Security Technologies
Revenues	2,099.7	1,778.3	1,605.0
Operating income	380.7	304.8	316.6
Operating income as a percentage of sales	18.1%	17.1%	19.7%
Depreciation and amortization	44.6	21.9	22.9
Capital expenditures	22.8	12.2	14.0
Total revenues	$10,546.9	$9,393.6	$8,249.3

Operating income from reportable segments	1,439.7	1,231.6	932.7
Unallocated corporate expense	(77.9)	(111.3)	(145.1)
Total operating income	$1,361.8	$1,120.3	$787.6
Total operating income as a percentage of sales	12.9%	11.9%	9.5%

Depreciation and amortization from reportable segments	164.0	147.9	146.9
Unallocated depreciation and amortization	31.7	26.5	24.7
Total depreciation and amortization	$195.7	$174.4	$171.6

Capital expenditures from reportable segments	107.5	77.5	86.4
Corporate capital expenditures	4.3	31.1	12.9
Total capital expenditures	$111.8	$108.6	$99.3

Revenues by destination and long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2005	2004	2003
Revenues
United States	$6,305.7	$5,775.1	$5,047.0
Non-U.S.	4,241.2	3,618.5	3,202.3
Total	$10,546.9	$9,393.6	$8,249.3

In millions	2005	2004
Long-lived assets
United States	$1,376.2	$1,239.6
Non-U.S.	509.1	408.8
Total	$1,885.3	$1,648.4

NOTE 15 - IR-NEW JERSEY
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

As part of the reorganization of December 31, 2001, IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. The Class B common shares are non-voting and pay dividends comparable to the Class A common shares. In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

IR-New Jersey has unconditionally guaranteed payment of the principal, premium, if any, and interest on the Company’s 4.75% Senior Notes due in 2015 in aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares have been presented as contra accounts in Shareholders’ Equity since the Class B issuance on December 31, 2001. The notes payable continue to be reflected as a liability on the balance sheet of IR-New Jersey and are enforceable in accordance with their terms.

Condensed Consolidating Income Statement
For the year ended December 31, 2005	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$ -	$1,638.3	$8,908.6	$ -	$10,546.9
Cost of goods sold	-	1,271.4	6,472.7	-	7,744.1
Selling and administrative expenses	1.2	338.7	1,101.1	-	1,441.0
Operating (loss) income	(1.2)	28.2	1,334.8	-	1,361.8
Equity earnings in affiliates (net of tax)	1,104.8	487.1	197.7	(1,789.6)	-
Interest expense	(9.1)	(104.7)	(30.5)	-	(144.3)
Intercompany interest and fees	(38.4)	(425.8)	464.2	-	-
Other income (expense), net	(1.9)	104.7	(62.5)	-	40.3
Earnings (loss) before income taxes	1,054.2	89.5	1,903.7	(1,789.6)	1,257.8
(Benefit) provision for income taxes	-	(112.7)	317.4	-	204.7
Earnings (loss) from continuing operations	1,054.2	202.2	1,586.3	(1,789.6)	1,053.1
Discontinued operations, net of tax	-	(4.5)	5.6	-	1.1
Net earnings (loss)	$1,054.2	$197.7	$1,591.9	$(1,789.6)	$1,054.2

Condensed Consolidating Income Statement
For the year ended December 31, 2004
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$ -	$1,390.2	$8,003.4	$ -	$9,393.6
Cost of goods sold	-	1,071.5	5,782.5	-	6,854.0
Selling and administrative expenses	0.1	354.5	1,064.7	-	1,419.3
Operating (loss) income	(0.1)	(35.8)	1,156.2	-	1,120.3
Equity earnings in affiliates (net of tax)	1,231.6	956.3	576.2	(2,764.1)	-
Interest expense	(0.2)	(122.2)	(30.7)	-	(153.1)
Intercompany interest and fees	(7.5)	(538.4)	545.9	-	-
Other income (expense), net	(5.1)	87.3	(81.2)	-	1.0
Earnings (loss) before income taxes	1,218.7	347.2	2,166.4	(2,764.1)	968.2
(Benefit) provision for income taxes	-	(219.5)	357.9	-	138.4
Earnings (loss) from continuing operations	1,218.7	566.7	1,808.5	(2,764.1)	829.8
Discontinued operations, net of tax	-	9.5	379.4	-	388.9
Net earnings (loss)	$1,218.7	$576.2	$2,187.9	$(2,764.1)	$1,218.7

Condensed Consolidating Income Statement
For the year ended December 31, 2003
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$ -	$1,137.4	$7,111.9	$ -	$8,249.3
Cost of goods sold	-	908.5	5,200.5	-	6,109.0
Selling and administrative expenses	-	282.9	1,073.0	-	1,355.9
Restructuring charges	-	-	(3.2)	-	(3.2)
Operating income	-	(54.0)	841.6	-	787.6
Equity earnings in affiliates (net of tax)	653.1	1,058.2	(122.3)	(1,589.0)	-
Interest expense	-	(141.6)	(33.9)	-	(175.5)
Intercompany interest and fees	(5.9)	(442.1)	448.0	-	-
Other income (expense), net	(2.7)	(759.8)	758.5	-	(4.0)
Earnings (loss) before income taxes	644.5	(339.3)	1,891.9	(1,589.0)	608.1
(Benefit) provision for income taxes	-	(224.5)	299.8	-	75.3
Earnings (loss) from continuing operations	644.5	(114.8)	1,592.1	(1,589.0)	532.8
Discontinued operations, net of tax	-	(7.5)	119.2	-	111.7
Net earnings (loss)	$644.5	$(122.3)	$1,711.3	$(1,589.0)	$644.5

Condensed Consolidating Balance Sheet
December 31, 2005
			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$25.5	$207.1	$648.0	$ -	$880.6
Marketable securities	-	-	156.5	-	156.5
Accounts and notes receivable, net	1.3	311.8	1,365.9	-	1,679.0
Inventories, net	-	188.9	939.9	-	1,128.8
Prepaid expenses and deferred income taxes	-	62.1	341.2	-	403.3
Accounts and notes receivable affiliates	299.6	3,660.9	22,687.9	(26,648.4)	-
Total current assets	326.4	4,430.8	26,139.4	(26,648.4)	4,248.2

Investment in affiliates	7,092.7	11,440.6	29,894.4	(48,427.7)	-
Property, plant and equipment, net	-	246.8	829.2	-	1,076.0
Intangible assets, net	-	163.7	5,068.2	-	5,231.9
Other assets	1.9	854.0	344.4	-	1,200.3
Total assets	$7,421.0	$17,135.9	$62,275.6	$(75,076.1)	$11,756.4

Current liabilities:
Accounts payable and accruals	$5.8	$561.2	$1,700.0	$ -	$2,267.0
Loans payable and current maturities
of long-term debt	-	849.4	83.3	-	932.7
Accounts and note payable affiliates	956.6	5,870.1	19,821.7	(26,648.4)	-
Total current liabilities	962.4	7,280.7	21,605.0	(26,648.4)	3,199.7

Long-term debt	298.9	658.1	227.3	-	1,184.3
Note payable affiliate	300.0	3,347.4	-	(3,647.4)	-
Other noncurrent liabilities	97.7	1,389.0	123.7	-	1,610.4
Total liabilities	1,659.0	12,675.2	21,956.0	(30,295.8)	5,994.4

Shareholders' equity:
Class A common shares	360.8	-	(30.1)	-	330.7
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,740.2	5,066.6	42,376.2	(51,624.1)	5,558.9
Accumulated other comprehensive income (loss)	193.9	(158.7)	(33.2)	(129.6)	(127.6)
	10,565.5	4,907.9	44,675.7	(54,387.1)	5,762.0
Less: Contra account	(4,803.5)	(447.2)	(4,356.1)	9,606.8	-
Total shareholders' equity	5,762.0	4,460.7	40,319.6	(44,780.3)	5,762.0
Total liabilities and equity	$7,421.0	$17,135.9	$62,275.6	$(75,076.1)	$11,756.4

Condensed Consolidating Balance Sheet
December 31, 2004

			Other	Consolidating	IR-Limited
In millions	IR-Limited	IR-New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$236.8	$844.1	$622.2	$ -	$1,703.1
Marketable securities	-	-	0.6	-	0.6
Accounts and notes receivable, net	1.1	265.3	1,232.0	-	1,498.4
Inventories, net	-	152.7	906.1	-	1,058.8
Prepaid expenses and deferred income taxes	0.2	88.9	259.7	-	348.8
Accounts and notes receivable affiliates	51.7	1,757.7	17,064.3	(18,873.7)	-
Total current assets	289.8	3,108.7	20,084.9	(18,873.7)	4,609.7

Investment in affiliates	6,759.6	10,938.1	15,773.8	(33,471.5)	-
Property, plant and equipment, net	-	239.4	773.8	-	1,013.2
Intangible assets, net	-	151.4	4,677.8	-	4,829.2
Other assets	-	649.5	313.0	-	962.5
Total assets	$7,049.4	$15,087.1	$41,623.3	$(52,345.2)	$11,414.6

Current liabilities:
Accounts payable and accruals	$5.0	$481.1	$1,778.0	$ -	$2,264.1
Loans payable and current maturities
of long-term debt	-	546.3	66.5	-	612.8
Accounts and note payable affiliates	1,310.6	3,525.0	14,038.1	(18,873.7)	-
Total current liabilities	1,315.6	4,552.4	15,882.6	(18,873.7)	2,876.9

Long-term debt	-	1,048.3	219.3	-	1,267.6
Note payable affiliate	-	3,647.4	-	(3,647.4)	-
Other noncurrent liabilities	-	434.5	1,101.8	-	1,536.3
Total liabilities	1,315.6	9,682.6	17,203.7	(22,521.1)	5,680.8

Shareholders' equity:
Class A common shares	178.4	-	(5.3)	-	173.1
Class B common shares	135.3	-	-	(135.3)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	10,006.3	6,051.6	26,386.6	(36,946.6)	5,497.9
Accumulated other comprehensive income (loss)	384.2	(186.5)	185.5	(320.4)	62.8
	10,704.2	5,865.1	28,929.6	(39,765.1)	5,733.8
Less: Contra account	(4,970.4)	(460.6)	(4,510.0)	9,941.0	-
Total shareholders' equity	5,733.8	5,404.5	24,419.6	(29,824.1)	5,733.8
Total liabilities and equity	$7,049.4	$15,087.1	$41,623.3	$(52,345.2)	$11,414.6

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2005

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash (used in) provided by continuing operating activities	$(32.0)	$(510.9)	$1,386.1	$843.2
Net cash used in discontiued operating activities	-	(18.5)	(15.6)	(34.1)

Cash flows from investing activities:
Capital expenditures	-	(26.2)	(85.6)	(111.8)
Proceeds from sale of property, plant and equipment	-	2.2	16.8	19.0
Acquisitions, net of cash	-	-	(514.7)	(514.7)
Proceeds from business dispositions	-	3.7	7.7	11.4
Purchase of marketable securities	-	-	(153.2)	(153.2)
Cash provided by equity companies	-	-	7.6	7.6
Net cash used in continuing investing activities	-	(20.3)	(721.4)	(741.7)
Net cash (used in) provided by discontinued investing activities	-	-	-	-

Cash flows from financing activities:
Net change in debt	297.4	(87.3)	(147.4)	62.7
Net inter-company (payments) proceeds	(134.8)	(25.2)	160.0	-
Proceeds from the exercise of stock options	90.9	-	-	90.9
Dividends (paid) received	(359.2)	13.2	153.9	(192.1)
Redemption of preferred stock of subsidiary	(73.6)	-	-	(73.6)
Purchase of treasury shares	-	-	(763.6)	(763.6)
Discontinued operations	-	-	-	-
Net cash used in continuing financing activities	(179.3)	(99.3)	(597.1)	(875.7)
Net cash (used in) provided by discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and
cash equivalents	-	-	(14.2)	(14.2)

Net (decrease) increase in cash and cash equivalents	(211.3)	(649.0)	37.8	(822.5)
Cash and cash equivalents - beginning of period	236.8	844.1	622.2	1,703.1
Cash and cash equivalents - end of period	$25.5	$195.1	$660.0	$880.6

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2004

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash (used in) provided by continuing operating activities	$(14.5)	$(578.1)	$1,345.8	$753.2
Net cash (used in) provided by discontinued operating
activities (revised)	-	(13.5)	40.8	27.3

Cash flows from investing activities:
Capital expenditures	-	(38.2)	(70.4)	(108.6)
Proceeds from sale of property, plant and equipment	-	17.7	32.7	50.4
Acquisitions, net of cash	-	-	(33.7)	(33.7)
Proceeds from the sale of marketable securities	-	-	0.3	0.3
Proceeds from business dispositions	-	189.0	1,224.2	1,413.2
Cash provided by equity companies	-	-	7.6	7.6
Net cash provided by continuing investing activities	-	168.5	1,160.7	1,329.2
Net cash used in discontinued investing activities (revised)	-	-	(7.4)	(7.4)

Cash flows from financing activities:
Net change in debt	-	(409.5)	(59.9)	(469.4)
Net inter-company (payments) proceeds	191.4	1,562.4	(1,753.8)	-
Proceeds from the exercise of stock options	170.7	-	-	170.7
Dividends (paid) received	(271.3)	10.2	108.5	(152.6)
Purchase of treasury shares	-	-	(355.9)	(355.9)
Net cash provided by (used in) continuing financing activities	90.8	1,163.1	(2,061.1)	(807.2)
Net cash used in discontinued financing activities (revised)	-	-	(1.0)	(1.0)

Effect of change in fiscal year end of business	-	-	(23.8)	(23.8)
Effect of exchange rate changes on cash and
cash equivalents	-	-	16.5	16.5

Net increase in cash and cash equivalents	76.3	740.0	470.5	1,286.8
Cash and cash equivalents - beginning of period	160.5	104.1	151.7	416.3
Cash and cash equivalents - end of period	$236.8	$844.1	$622.2	$1,703.1

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2003

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash (used in) provided by continuing operating activities	$(12.5)	$2,704.2	$(2,553.3)	$138.4
Net cash (used in) provided by discontinued operating
activities (revised)	-	(7.0)	31.8	24.8

Cash flows from investing activities:
Capital expenditures	-	(20.5)	(78.8)	(99.3)
Proceeds from sale of property, plant and equipment	-	11.6	31.5	43.1
Acquisitions, net of cash	(19.6)	(1.5)	(0.2)	(21.3)
Proceeds from business dispositions	43.0	395.5	312.9	751.4
Proceeds from sales and maturities of
marketable securities	-	147.6	-	147.6
Cash invested in equity companies	-	-	(0.6)	(0.6)
Net cash provided by continuing investing activities	23.4	532.7	264.8	820.9
Net cash used in discontinuing investing activities (revised)	-	-	(2.7)	(2.7)

Cash flows from financing activities:
Net change in debt	-	(924.2)	(15.4)	(939.6)
Net inter-company (payments) proceeds	158.9	(2,418.6)	2,259.7	-
Proceeds from the exercise of stock options	211.1	-	-	211.1
Dividends (paid) received	(220.4)	8.0	89.2	(123.2)
Net cash provided by (used in) continuing financing activities	149.6	(3,334.8)	2,333.5	(851.7)
Net cash used in discontinuing financing activities (revised)	-	-	(0.3)	(0.3)

Effect of exchange rate changes on cash and
cash equivalents	-	-	2.6	2.6

Net increase (decrease) in cash and cash equivalents	160.5	(104.9)	76.4	132.0
Cash and cash equivalents - beginning of period	-	209.0	75.3	284.3
Cash and cash equivalents - end of period	$160.5	$104.1	$151.7	$416.3

SCHEDULE II

INGERSOLL RAND COMPANY LIMITED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2002	$58.1
Additions charged to costs and expenses *	24.4
Deductions **	(26.5)
Currency translation	2.7

Balance December 31, 2003	58.7
Additions charged to costs and expenses *	21.0
Deductions **	(13.1)
Currency translation	3.5

Balance December 31, 2004	70.1
Additions charged to costs and expenses *	0.8
Deductions **	(21.0)
Currency translation	(2.3)

Balance December 31, 2005	$47.6

(*) "Additions" also include business acquisitions.
(**) "Deductions" include business divestitures and accounts and advances written off, less recoveries.