Form 10-Q
period 2006-03-31
INGERSOLL RAND CO LTD
filed 2006-05-05
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 1-985

INGERSOLL-RAND COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	75-2993910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Large accelerated filer ☒ Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐NO ☒

The number of Class A common shares outstanding as of May 1, 2006 was 329,019,068.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

	Item 1 - Financial Statements

	Condensed Consolidated Income Statement for the three months ended March 31, 2006 and 2005	3

	Condensed Consolidated Balance Sheet at March 31, 2006 and December 31, 2005	4

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	30

	Item 4 - Controls and Procedures	30-31

PART II	OTHER INFORMATION

	Item 1 - Legal Proceedings	31

	Item 1A - Risk Factors	31

	Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	31-32

	Item 6 - Exhibits	32

SIGNATURES		33

CERTIFICATIONS

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2006	2005
Net revenues	$2,711.0	$2,458.8
Cost of goods sold	1,998.0	1,810.7
Selling and administrative expenses	371.9	351.2
Operating income	341.1	296.9
Interest expense	34.8	36.6
Other income, net	3.7	7.3
Earnings before income taxes	310.0	267.6
Provision for income taxes	47.7	35.3
Earnings from continuing operations	262.3	232.3
Discontinued operations, net of tax	(9.1)	(9.2)
Net earnings	$253.2	$223.1

Basic earnings per common share:
Earnings from continuing operations	$0.80	$0.67
Discontinued operations, net of tax	(0.03)	(0.02)
Net earnings	$0.77	$0.65

Diluted earnings per common share:
Earnings from continuing operations	$0.79	$0.67
Discontinued operations, net of tax	(0.03)	(0.03)
Net earnings	$0.76	$0.64

Dividends per common share	$0.160	$0.125
See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$778.0	$880.6
Marketable securities	46.7	156.5
Accounts and notes receivable, less allowance of	1,900.6	1,679.0
$25.5 in 2006 and $47.6 in 2005
Inventories	1,246.9	1,128.8
Prepaid expenses and deferred income taxes	435.4	403.3
Total current assets	4,407.6	4,248.2

Property, plant and equipment, net	1,085.8	1,076.0
Goodwill	4,476.9	4,433.4
Intangible assets, net	795.4	798.5
Other assets	1,221.7	1,200.3
Total assets	$11,987.4	$11,756.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$896.2	$812.5
Accrued expenses and other current liabilities	1,123.0	1,053.1
Accrued compensation and benefits	367.5	401.4
Current maturities of long-term debt and loans payable	929.2	932.7
Total current liabilities	3,315.9	3,199.7

Long-term debt	1,180.8	1,184.3
Postemployment and other benefit liabilities	997.1	1,000.9
Other noncurrent liabilities	592.0	609.5
Total liabilities	6,085.8	5,994.4

Shareholders' equity:
Class A common shares	328.4	330.7
Other shareholders' equity	5,652.3	5,558.9
Accumulated other comprehensive loss	(79.1)	(127.6)
Total shareholders' equity	5,901.6	5,762.0
Total liabilities and shareholders' equity	$11,987.4	$11,756.4
See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
In millions	2006	2005
Cash flows from operating activities:
Net earnings	$253.2	$223.1
Loss from discontinued operations, net of tax	(9.1)	(9.2)
Income from continuing operations	262.3	232.3
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	48.4	52.3
Share-based compensation	19.4	(4.5)
Changes in assets and liabilities, net	(260.6)	(339.3)
Other, net	(37.1)	(5.4)
Net cash provided by (used in) continuing operating activities	32.4	(64.6)
Net cash used in discontinued operating activities (revised)	(9.3)	(9.4)

Cash flows from investing activities:
Capital expenditures	(34.1)	(29.1)
Acquisitions, net of cash	(26.8)	(327.3)
Proceeds from sales and maturities of marketable securities	109.8	-
Purchase of marketable securities	-	(7.5)
Proceeds from sale of property, plant and equipment	2.7	5.5
Cash (invested in) provided by equity companies, net	(0.5)	1.4
Net cash provided by (used in) continuing investing activities	51.1	(357.0)

Cash flows from financing activities:
Decrease in short-term borrowings	(9.0)	(13.4)
Proceeds from long-term debt	0.8	2.3
Payments of long-term debt	(5.5)	(21.4)
Net change in debt	(13.7)	(32.5)
Dividends paid	(52.3)	(43.1)
Proceeds from exercise of stock options	45.7	63.7
Purchase of treasury shares	(163.5)	(242.7)
Net cash used in continuing financing activities	(183.8)	(254.6)

Effect of exchange rate changes on cash and cash equivalents	7.0	(1.1)

Net decrease in cash and cash equivalents	(102.6)	(686.7)
Cash and cash equivalents - beginning of period	880.6	1,703.1
Cash and cash equivalents - end of period	$778.0	$1,016.4
See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial position at March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2006 and 2005.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2005.

References in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the two-for-one stock split that occurred in the third quarter of 2005.

In the first quarter 2006, the Company changed its estimate of the allowance for doubtful accounts in light of various business and economic factors, including a significant change in its business portfolio and historical and expected write-off experience. In addition, the Company signed a new insurance policy which substantially limits its bad debt exposure. As a result, the Company reduced its allowance by $20.5 million, or $17.1 million after-tax, which increased diluted earnings per share by $0.05.

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has revised certain amounts previously reported as cash and cash equivalents to marketable securities in its 2005 condensed consolidated statement of cash flows to conform with the current year presentation. Additionally, the Company has revised its March 31, 2005 condensed consolidated statement of cash flows to separately disclose the effects of discontinued operations by cash flow activity. During the three months ended March 31, 2006 and 2005, all cash flows from discontinued operations were applicable to operating activities.

Note 2 - Share-Based Compensation
The Company has various share-based compensation programs that include stock options, stock appreciation rights (SARs), deferred compensation, management incentive unit awards and performance shares.

Under the Company’s Incentive Stock Plans, key employees have been granted options to purchase Class A common shares and SARs. Prior to January 1, 2006, the Company had accounted for these stock option plans under the recognition and measurement principles of Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (APB 25). Compensation expense was not recognized for employee stock options because they were granted with strike prices that were not less than the fair market value of the Company’s stock at the date of the grant. SARs have been recognized in the financial statements as compensation expense as required. On December 7, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of all outstanding and unvested stock options under the Company’s stock plan for active employees, effective December 31, 2005. As a result of the acceleration, 9.7 million stock options became exercisable, with exercise prices ranging from $19.53 to $39.85, and a weighted average exercise price of $34.95. In addition to the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the stock options were changed to prohibit transfers of any shares acquired through the exercise of these accelerated options until the earlier of (i) the original vesting date of the option or (ii) termination of employment, retirement, death or disability. The charge associated with the acceleration of vesting was approximately $1 million, which was recorded in the fourth quarter of 2005 and represents the intrinsic value for the estimated number of stock options that would have been forfeited had the acceleration not occurred. Stock options and SARs issued after January 1, 2006, generally become exercisable ratably over a three-year period from their date of grant and expire at the end of 10 years. The total shares authorized by the board of directors are 60.0 million, of which 16.9 million remains available for future incentive awards.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)). The Company adopted SFAS 123(R) using the modified prospective method of adoption, and accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Compensation expense was recognized during the quarter ended March 31, 2006, for all share-based option awards granted after January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R). The effect of the adoption in the first quarter of 2006 was an additional expense of $8.2 million pretax, or $5.0 million after-tax ($0.02 per share, basic and diluted), related to stock options. The Company did not realize any excess tax benefits from the exercise of options for the three months ended March 31, 2006.

The fair value of stock options granted during the quarter ended March 31, 2006 was estimated at $10.42, using the Black-Scholes option-pricing model. This model used the following assumptions:

Dividend yield	1.49%
Volatility	27.70%
Risk-free rate of return	4.47%
Expected life	4.42 years

The fair value of each of the Company’s stock option awards is expensed on a straight-line basis over the vesting period of the options, which is generally three years. Expected volatility is based on the implied historical volatility from traded options on the Company’s stock. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model. The Company’s expected life of the stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Under the recognition and measurement principles of APB 25, the Company estimated the fair value of stock options granted during the quarter ended March 31, 2005, to be $12.68 using the Black-Scholes option-pricing model. The assumptions used in the model were a dividend yield of 1.30%, volatility of 35.61%, risk-free rate of return of 3.60% and expected life of 5 years. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the quarter ended March 31, 2005:

In millions, except per share amounts
Net earnings as reported	$223.1
Deduct: Stock-based employee compensation
income included in reported net income, net of tax	2.8
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of tax	4.6
Pro forma net earnings	$215.7

Basic earnings per share:
As reported	$0.65
Pro forma	0.63

Diluted earnings per share:
As reported	$0.64
Pro forma	0.62

Changes in options outstanding under the plans were as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2005	19,882,476	$29.26
Granted	3,270,190	39.31
Exercised	(1,855,183)	24.59
Cancelled	(39,808)	37.19
Outstanding March 31, 2006	21,257,675	$31.21	$205.7	6.9
Exercisable March 31, 2006	18,867,715	$30.17	$202.2	6.1

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
			Number	Weighted-	Weighted-	Number	Weighted-
Range of			outstanding	average	average	exercisable	average
exercise price			at 03/31/06	remaining life	exercise price	at 03/31/06	exercise price
$15.00	-	$20.00	2,534,051	6.0	$19.50	2,534,051	$19.50
20.01	-	25.00	3,482,255	4.4	21.61	3,482,255	21.61
25.01	-	30.00	1,751,250	3.2	26.20	1,751,250	26.20
30.01	-	35.00	4,880,317	6.8	32.26	4,880,317	32.26
35.01	-	40.00	8,609,802	9.0	38.97	6,219,842	38.80
$16.83	-	$39.85	21,257,675	6.9	$31.21	18,867,715	$30.17

At March 31, 2006, there was $21.4 million of total unrecognized compensation cost from stock option arrangements granted under the plans, which is related to unvested shares of nonretirement eligible employees. This compensation will be recognized over the required service period, which is generally the three-year vesting period. The aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $31.9 million and $50.1 million, respectively. During the first quarters of 2006 and 2005, total cash received from stock option exercises was $45.7 million and $63.7 million, respectively, with no tax benefit recognized for these exercised options exercises.

At March 31, 2006, there were 1,918,101 SARs outstanding with no stock options attached. Of this, 987,860 million are exercisable and 386,190 were issued during the period. SARs vest over the service period, which is generally three years. Compensation expense of $3.3 million and $0.5 million was recognized in the first quarters of 2006 and 2005, respectively, for SARs.

The Company allows key employees and non-employee directors to defer a portion of their eligible compensation into a number of investment choices, including Class A common share equivalents. The portion deferred of Class A common share equivalents is subject to market fluctuations based on the Company share price. Compensation expense of $2.9 million and income of $1.4 million was recognized in the first quarter of 2006 and 2005, respectively, for deferred compensation.

In addition, the Company has a performance share program for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares and the award is paid in cash. Compensation expense of $4.5 million and income of $3.3 million was recognized in the first quarter of 2006 and 2005, respectively, for the performance share program.

The Company also maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating executives are awarded incentive units. When dividends are paid on Class A common shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participant's account in the form of Class A common share equivalents. The fair value of accumulated common share equivalents is paid in cash upon the participant's retirement. The number of common share equivalents credited to participants’ accounts at March 31, 2006 is 303,291. Compensation expense for the three months ended March 31, 2006 and 2005 was $0.1 million and $0.2 million, respectively.

Share-based compensation expense is included in selling and administrative expense. During the first quarter of 2006, the total share-based compensation expense for all share-based plans was $19.4 million, including $8.2 million for the implementation of SFAS 123(R), with a tax benefit of $7.4 million. During the first quarter of 2005, the total share-based compensation income for all share-based plans was $4.5 million, with a tax expense of $1.7 million.

Note 3 - Inventories
Inventories are stated at the lower of cost or market. Most U.S. manufactured inventories, excluding the Climate Control Technologies segment, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories is as follows:

In millions	March 31, 2006	December 31, 2005
Raw materials and supplies	$435.7	$436.3
Work-in-process	221.4	193.4
Finished goods	713.8	622.4
	1,370.9	1,252.1
Less - LIFO reserve	124.0	123.3
Total	$1,246.9	$1,128.8

Note 4 - Discontinued Operations
Discontinued operations, net of tax, for the first quarter of 2006 amounted to expense of $9.1 million, compared with expense of $9.2 million for the first quarter of 2005. The first quarter of 2006 includes $9.3 million of ongoing discontinued operating expenses mainly related to product and pension liabilities and legal costs (mostly asbestos-related), partially offset by $0.2 million of additional net gains from previously sold businesses. The first quarter of 2005 includes $9.4 million of ongoing discontinued operating expenses mainly related to product and pension liabilities and legal costs (mostly asbestos-related), partially offset by $0.2 million of additional net gains from previously sold businesses.

Note 5 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Climate	Compact
	Control	Vehicle	Construction	Industrial	Security
In millions	Technologies	Technologies	Technologies	Technologies	Technologies	Total
Balance at December 31, 2005	$2,514.2	$794.5	$111.7	$137.4	$875.6	$4,433.4
Acquisitions	-	-	0.3	2.2	16.3	18.8
Translation	12.1	1.1	0.3	1.0	10.2	24.7
Balance at March 31, 2006	$2,526.3	$795.6	$112.3	$140.6	$902.1	$4,476.9

The Company initially records to goodwill the excess of the purchase price over the preliminary valuation of the net assets acquired. Once the final valuation has been performed for each acquisition, the Company may record an adjustment to goodwill.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	March 31, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization
Customer relationships	$486.6	$62.3	$484.0	$58.6
Software	175.6	96.3	169.6	88.0
Trademarks	89.9	6.3	93.7	5.3
Patents	37.0	24.3	36.6	23.5
Other	55.3	21.2	55.4	20.8
Total amortizable intangible assets	844.4	210.4	839.3	196.2
Total indefinite lived intangible assets - trademarks	161.4	-	155.4	-
Total	$1,005.8	$210.4	$994.7	$196.2

Intangible asset amortization expense for the three months ended March 31, 2006 and 2005 was $14.7 million and $11.8 million, respectively. Intangible asset amortization expense for each of the next five fiscal years is estimated to be approximately $34 million in 2007, $28 million in 2008, $20 million in 2009, $17 million in 2010 and $14 million in 2011.

Note 6 - Weighted-Average Common Shares
Information on basic and diluted shares is as follows:

	Three months ended March 31,
In millions	2006	2005
Weighted-average number of basic shares	328.8	344.9
Shares issuable under incentive stock plans	3.6	4.3
Weighted-average number of diluted shares	332.4	349.2

Diluted earnings per share computations for the three months ended March 31, 2006 excluded the weighted-average effect of the assumed exercise of approximately 1.7 million shares issuable under stock benefit plans. These shares were excluded because the effect on the computation of earnings per share would be anti-dilutive. For the three months ended March 31, 2005, there were no anti-dilutive shares.

Note 7 - Comprehensive Income
The components of comprehensive income for the quarters ended March 31, are as follows:

In millions	2006	2005
Net earnings	$253.2	$223.1
Other comprehensive income (loss):
Foreign currency translation adjustment	53.3	(90.7)
Change in fair value of derivatives qualifying as cash flow
hedges, net of tax	(4.1)	5.6
Unrealized gain on marketable securities, net of tax	(0.7)	-
Comprehensive income	$301.7	$138.0

Included in accumulated other comprehensive income at March 31, 2006, is $1.0 million related to the fair value of currency derivatives, $0.9 million related to interest rate locks and $0.1 million related to an interest rate swap of a forecasted issuance of debt, which all qualified as cash flow hedges. These amounts are expected to be reclassified to earnings over the next twelve months. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. There were no material amounts reclassified to earnings during the quarters ended March 31, 2006 and 2005, in connection with forecasted transactions that were no longer considered probable of occurring.

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

Environmental remediation costs are determined on a site-by-site basis and accruals are made when it is probable a liability exists and the cost can be reasonably estimated. The Company estimates the amount of recurring and non-recurring costs at each site using internal and external experts. In arriving at cost estimates the following factors are considered: the type of contaminant, the stage of the clean up, applicable law and existing technology. These estimates, and the resultant accruals, are reviewed and updated quarterly to reflect changes in facts and law. The Company does not discount its liability or assume any insurance recoveries when environmental liabilities are recorded.

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against IR-New Jersey, a wholly owned subsidiary of the Company, and generally alleges injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the three-month period ended March 31, 2006, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $6.8 million. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation recently under consideration in Congress concerns pending and future asbestos-related personal injury claims. Whether and when such legislation will become law, and the final provisions of such legislation, are unknown. Consequently, the Company cannot predict with any reasonable degree of certainty what effect, if any, such legislation would have upon the Company’s financial position, results of operations or cash flows.

The Company sells products on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $9.4 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal and, historically, only immaterial losses have been incurred related to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

The Company has remained contingently liable for approximately $25.7 million relating to performance bonds associated with prior sale of products of Ingersoll-Dresser Pump Company (IDP), which the Company divested in 2000. The acquirer of IDP is the primary obligor under these performance bonds. However, should the acquirer default under these arrangements, the Company would be required to satisfy these financial obligations. The Company estimates that $24.6 million of the obligation will expire during 2006. The remainder extends through 2008.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $4.2 million at March 31, 2006. These amounts are not accrued as the Company intends on exporting the product to another country for final sale.

In connection with the disposition of certain businesses and facilities the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition. Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for the quarters ended March 31, respectively:

In millions	2006	2005
Balance at beginning of period	$183.5	$190.5
Reductions for payments	(21.5)	(23.0)
Accruals for warranties issued during the period	23.3	19.2
Changes to accruals related to preexisting warranties	(1.9)	2.3
Acquisitions	-	0.6
Translation	1.2	(1.3)
Balance at end of period	$184.6	$188.3

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

In millions	2006	2005
Service cost	$2.7	$2.4
Interest cost	13.6	13.5
Net amortization and deferral losses	3.6	2.5
Net postretirement benefits cost	$19.9	$18.4

Note 10 - Pension Plans
The Company has noncontributory pension plans covering substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula. The Company’s U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans generally provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees. The components of the Company’s pension-related costs for the quarters ended March 31, include the following:

In millions	2006	2005
Service cost	$14.4	$12.7
Interest cost	39.9	40.1
Expected return on plan assets	(54.1)	(54.6)
Net amortization of unrecognized:
Prior service costs	2.1	2.2
Transition amount	0.2	0.2
Plan net losses	6.6	4.9
Net pension cost	9.1	5.5
Settlement loss	-	2.1
Net pension cost after settlements	$9.1	$7.6

A settlement loss was recorded in the first quarter of 2005 as the result of lump sum distributions under supplemental benefit plans for officers and other key employees.

The Company made required employer contributions of $5 million to its pension plans in the first quarter of 2006. The Company contributed $13 million in required contributions to its pension plans in the first quarter of 2005.

Note 11 - Business Segment Information
The Company classifies its business into five reportable segments based on industry and market focus: Climate Control Technologies, Compact Vehicle Technologies, Construction Technologies, Industrial Technologies and Security Technologies. A summary of operations by reportable segment is as follows:

	Three months ended March 31,
In millions	2006	2005
Net revenues
Climate Control Technologies	$683.6	$639.4
Compact Vehicle Technologies	734.5	660.6
Construction Technologies	329.0	269.6
Industrial Technologies	439.1	403.4
Security Technologies	524.8	485.8
Total	$2,711.0	$2,458.8

Operating income
Climate Control Technologies	$69.2	$60.2
Compact Vehicle Technologies	121.2	108.5
Construction Technologies	38.6	25.7
Industrial Technologies	58.2	47.3
Security Technologies	79.6	69.1
Unallocated corporate expense	(25.7)	(13.9)
Total	$341.1	$296.9

No significant changes in long-lived assets by geographic area have occurred since December 31, 2005.

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

Condensed Consolidating Income Statement
For the three months ended March 31, 2006
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$395.5	$2,315.5	$-	$2,711.0
Cost of goods sold	-	304.8	1,693.2	-	1,998.0
Selling and administrative expenses	8.2	89.7	274.0	-	371.9
Operating income	(8.2)	1.0	348.3	-	341.1
Equity earnings in affiliates (net of tax)	276.4	148.5	47.3	(472.2)	-
Interest expense	3.8	24.8	6.2	-	34.8
Intercompany interest and fees	(11.4)	(120.2)	131.6	-	-
Other income (expense), net	0.2	(0.5)	4.0	-	3.7
Earnings (loss) before income taxes	253.2	4.0	525.0	(472.2)	310.0
(Benefit) provision for income taxes		(49.7)	97.4	-	47.7
Earnings (loss) from continuing operations	253.2	53.7	427.6	(472.2)	262.3
Discontinued operations, net of tax	-	(6.4)	(2.7)	-	(9.1)
Net earnings (loss)	$253.2	$47.3	$424.9	$(472.2)	$253.2

Condensed Consolidating Income Statement
For the three months ended March 31, 2005
	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$370.5	$2,088.3	$-	$2,458.8
Cost of goods sold	-	293.5	1,517.2	-	1,810.7
Selling and administrative expenses	-	74.7	276.5	-	351.2
Operating income	-	2.3	294.6	-	296.9
Equity earnings in affiliates (net of tax)	240.3	116.4	40.2	(396.9)	-
Interest expense	-	27.8	8.8	-	36.6
Intercompany interest and fees	(18.2)	(98.4)	116.6	-	-
Other income (expense), net	1.0	20.0	(13.7)	-	7.3
Earnings (loss) before income taxes	223.1	12.5	428.9	(396.9)	267.6
(Benefit) provision for income taxes	-	(32.1)	67.4	-	35.3
Earnings (loss) from continuing operations	223.1	44.6	361.5	(396.9)	232.3
Discontinued operations, net of tax	-	(4.4)	(4.8)	-	(9.2)
Net earnings (loss)	$223.1	$40.2	$356.7	$(396.9)	$223.1

Condensed Consolidating Balance Sheet
March 31, 2006

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$21.7	$217.9	$538.4	$-	$778.0
Marketable securities	-	-	46.7	-	46.7
Accounts and notes receivable, net	0.5	314.6	1,585.5	-	1,900.6
Inventories, net	-	211.2	1,035.7	-	1,246.9
Prepaid expenses and deferred income taxes	-	84.6	350.8	-	435.4
Accounts and notes receivable affiliates	257.7	4,084.3	23,124.3	(27,466.3)	-
Total current assets	279.9	4,912.6	26,681.4	(27,466.3)	4,407.6

Investment in affiliates	7,297.0	11,579.1	30,022.2	(48,898.3)	-
Property, plant and equipment, net	-	211.9	873.9	-	1,085.8
Intangible assets, net	-	118.5	5,153.8	-	5,272.3
Other assets	1.8	863.4	356.5	-	1,221.7
Total assets	$7,578.7	$17,685.5	$63,087.8	$(76,364.6)	$11,987.4

Current liabilities:
Accounts payable and accruals	$9.5	$506.3	$1,870.9	$-	$2,386.7
Current maturities of long-term debt and loans payable	-	849.4	79.8	-	929.2
Accounts and note payable affiliates	973.7	6,401.7	20,090.9	(27,466.3)	-
Total current liabilities	983.2	7,757.4	22,041.6	(27,466.3)	3,315.9

Long-term debt	299.0	658.0	223.8	-	1,180.8
Note payable affiliate	300.0	3,347.4	-	(3,647.4)	-
Other noncurrent liabilities	94.9	1,464.7	29.5	-	1,589.1
Total liabilities	1,677.1	13,227.5	22,294.9	(31,113.7)	6,085.8

Shareholders' equity:
Class A common shares	362.6	-	(34.2)	-	328.4
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,786.2	5,061.4	42,764.2	(51,959.5)	5,652.3
Accumulated other comprehensive income	242.4	(159.9)	16.6	(178.2)	(79.1)
	10,661.8	4,901.5	45,109.4	(54,771.1)	5,901.6
Less: Contra account	(4,760.2)	(443.5)	(4,316.5)	9,520.2	-
Total shareholders' equity	5,901.6	4,458.0	40,792.9	(45,250.9)	5,901.6
Total liabilities and equity	$7,578.7	$17,685.5	$63,087.8	$(76,364.6)	$11,987.4

Condensed Consolidating Balance Sheet
December 31, 2005

	IR-	IR-	Other	Consolidating	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$25.5	$207.1	$648.0	$-	$880.6
Marketable securities	-	-	156.5	-	156.5
Accounts and notes receivable, net	1.3	311.8	1,365.9	-	1,679.0
Inventories, net	-	188.9	939.9	-	1,128.8
Prepaid expenses and deferred income taxes	-	62.1	341.2	-	403.3
Accounts and notes receivable affiliates	299.6	3,660.9	22,687.9	(26,648.4)	-
Total current assets	326.4	4,430.8	26,139.4	(26,648.4)	4,248.2

Investment in affiliates	7,092.7	11,440.6	29,894.4	(48,427.7)	-
Property, plant and equipment, net	-	246.8	829.2	-	1,076.0
Intangible assets, net	-	163.7	5,068.2	-	5,231.9
Other assets	1.9	854.0	344.4	-	1,200.3
Total assets	$7,421.0	$17,135.9	$62,275.6	$(75,076.1)	$11,756.4

Current liabilities:
Accounts payable and accruals	$5.8	$561.2	$1,700.0	$-	$2,267.0
Current maturities of long-term debt and loans payable	-	849.4	83.3	-	932.7
Accounts and note payable affiliates	956.6	5,870.1	19,821.7	(26,648.4)	-
Total current liabilities	962.4	7,280.7	21,605.0	(26,648.4)	3,199.7

Long-term debt	298.9	658.1	227.3	-	1,184.3
Note payable affiliate	300.0	3,347.4	-	(3,647.4)	-
Other noncurrent liabilities	97.7	1,389.0	123.7	-	1,610.4
Total liabilities	1,659.0	12,675.2	21,956.0	(30,295.8)	5,994.4

Shareholders' equity:
Class A common shares	360.8	-	(30.1)	-	330.7
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,740.2	5,066.6	42,376.2	(51,624.1)	5,558.9
Accumulated other comprehensive income	193.9	(158.7)	(33.2)	(129.6)	(127.6)
	10,565.5	4,907.9	44,675.7	(54,387.1)	5,762.0
Less: Contra account	(4,803.5)	(447.2)	(4,356.1)	9,606.8	-
Total shareholders' equity	5,762.0	4,460.7	40,319.6	(44,780.3)	5,762.0
Total liabilities and equity	$7,421.0	$17,135.9	$62,275.6	$(75,076.1)	$11,756.4

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2006

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash provided (used in) by operating activities	$(12.9)	$(89.5)	$134.8	$32.4
Net cash provided by discontinued operating activities	-	(6.4)	(2.9)	(9.3)

Cash flows from investing activities:
Capital expenditures	-	(5.4)	(28.7)	(34.1)
Acquisitions, net of cash	-	-	(26.8)	(26.8)
Proceeds from sales and maturities of marketable securities	-	-	109.8	109.8
Proceeds from sale of property, plant and equipment	-	0.3	2.4	2.7
Other, net	-	-	(0.5)	(0.5)
Net cash used in investing activities	-	(5.1)	56.2	51.1

Cash flows from financing activities:
Net change in debt	-	(0.1)	(13.6)	(13.7)
Net inter-company proceeds (payments)	59.0	108.2	(167.2)	-
Dividends (paid) received	(95.6)	3.7	39.6	(52.3)
Proceeds from the exercise of stock options	45.7	-	-	45.7
Repurchase of common shares	-	-	(163.5)	(163.5)
Net cash used in financing activities	9.1	111.8	(304.7)	(183.8)
Net cash used in discontinued financing activities

Effect of exchange rate changes on cash and
cash equivalents	-	-	7.0	7.0

Net decrease in cash and cash equivalents	(3.8)	10.8	(109.6)	(102.6)
Cash and cash equivalents - beginning of period	25.5	207.1	648.0	880.6
Cash and cash equivalents - end of period	$21.7	$217.9	$538.4	$778.0

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2005

	IR-	IR-	Other	IR-Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash provided (used in) by operating activities	$(17.9)	$289.2	$(335.9)	$(64.6)
Net cash used in discontinued operating activities (revised)	-	(4.4)	(5.0)	(9.4)

Cash flows from investing activities:
Capital expenditures	-	(5.1)	(24.0)	(29.1)
Acquisitions, net of cash	-	-	(327.3)	(327.3)
Purchase of Marketable Securities	-	-	(7.5)	(7.5)
Proceeds from sale of property, plant and equipment	-	0.9	4.6	5.5
Other, net	-	-	1.4	1.4
Net cash used in investing activities	-	(4.2)	(352.8)	(357.0)

Cash flows from financing activities:
Net change in debt	-	(13.7)	(18.8)	(32.5)
Net inter-company proceeds (payments)	29.0	(623.7)	594.7	-
Dividends (paid) received	(76.9)	2.9	30.9	(43.1)
Proceeds from the exercise of stock options	63.7	-	-	63.7
Repurchase of common shares	-	-	(242.7)	(242.7)
Net cash used in financing activities	15.8	(634.5)	364.1	(254.6)

Effect of exchange rate changes on cash and
cash equivalents	-	-	(1.1)	(1.1)

Effect of change in fiscal year end of business				-

Net decrease in cash and cash equivalents	(2.1)	(353.9)	(330.7)	(686.7)
Cash and cash equivalents - beginning of period	236.8	844.1	622.2	1,703.1
Cash and cash equivalents - end of period	$234.7	$490.2	$291.5	$1,016.4

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II Item 1A Risk Factors in this Quarterly Report on Form 10-Q and under Part I Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2005. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

Organizational
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

Trends and Economic Events
We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry, or the economy of any single country, on the consolidated operating results. Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. The Company monitors key competitors and customers to gauge relative performance and the outlook for the future. In addition, our order rates are highly indicative of future revenue and thus a key measure of anticipated performance. In those industry segments where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

Given the diversity of our businesses, most of our major end markets continued to improve during the first quarter of 2006. For the first quarter of 2006, all business segments experienced considerable growth in revenues compared with the first quarter of 2005, including more than 10% growth in the Compact Vehicle Technologies and Construction Technologies segments. Improved markets, new product introductions, product mix and pricing improvements drove this increase. The Company has been able to increase prices and add surcharges to help mitigate the impact of cost inflation.

In 2006, we expect to build on the momentum of 2005, by continuing to generate revenue growth and operating performance improvements across our businesses. The Company sees continued strength in most of its worldwide markets as indicated by the significant increase in our backlog during the first quarter of 2006. We also expect to see continued high material and energy costs, which we plan to offset by increased productivity and pricing actions. The Company generated positive cash flow from operations during the first quarter and expects to continue to produce positive operating cash flow throughout 2006.

Recent Developments

•
In January, the Company completed the acquisition of an 80% share of Shenzhen Bocom Systems Engineering Co. Ltd. (Bocom), for approximately $24 million. Bocom is the largest independent security-systems integration company in China. The business supplies security-systems design, engineering, installation and integration, including expertise in video monitoring solutions for city and highway traffic, airports, government buildings and general surveillance.

•	During the first quarter of 2006, the Company repurchased 4.1 million Class A common shares at a cost of $163.5 million.

Results of Operations - Three Months Ended March 31, 2006 and 2005

	Three months ended March 31,
Dollar amounts in millions, except per share amounts	2006	% of revenues	2005	% of revenues
Net revenues	$2,711.0		$2,458.8
Cost of goods sold	1,998.0	73.7%	1,810.7	73.6%
Selling and administrative expenses	371.9	13.7%	351.2	14.3%
Operating income	341.1	12.6%	296.9	12.1%
Interest expense	34.8		36.6
Other income, net	3.7		7.3
Earnings before income taxes	310.0		267.6
Provision for income taxes	47.7		35.3
Earnings from continuing operations	262.3		232.3
Discontinued operations, net of tax	(9.1)		(9.2)
Net earnings	$253.2		$223.1

Diluted earnings per common share:
Earnings from continuing operations	$0.79		$0.67
Discontinued operations, net of tax	(0.03)		(0.03)
Net earnings	$0.76		$0.64

Net Revenues
Net revenues for the first quarter of 2006 increased by 10.3%, or $252 million, compared with the first quarter of 2005, primarily due to higher volumes and favorable product mix (9%), improved pricing (2%) and acquisitions. These increases were partially offset by a negative currency impact (2%) on net revenue. Volume and pricing increases were prevalent in each segment, leading to improved revenues in all major businesses, as well as revenue growth in each of the Company’s major geographic regions compared with the first quarter of 2005.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue increased slightly in the first quarter of 2006 compared with 2005, mainly due to higher material costs and product mix, partially offset by increased sales and productivity.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue improved in the first quarter of 2006 compared with 2005, partially due to higher revenues. Selling and administrative expenses for the three months ended March 31, 2006, included a change in estimate of the Company’s allowance for doubtful accounts reserve of $20.5 million. This change in estimate was made in light of various business and economic factors, including a significant change in the Company’s business portfolio and historical and expected write-off experience. In addition, the Company signed a new insurance policy which substantially limits its bad debt exposure. These benefits were offset to some extent by additional share-based compensation costs of $23.9 million, which includes $8.2 million of expense from the 2006 first quarter implementation of Statement of Financial Accounting Standard 123(R).

Operating Income
Operating income for the first quarter of 2006 increased by 14.9%, or $44.2 million, compared with the first quarter of 2005, mainly due to higher volumes, product mix, improved pricing and improved productivity. These positive effects were partially offset by increased material costs and selling and administrative expenses.

Interest Expense
Interest expense for the first quarter of 2006 decreased by $1.8 million from the first quarter of 2005, mostly attributable to a reduction in our average interest rates, partially offset by modestly higher debt levels.

Other Income, net
Other income, net includes currency gains and losses, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income, net declined $3.6 million in the first quarter of 2006 compared with the first quarter of 2005. The change is primarily attributable to an unfavorable currency impact ($11.6 million) and lower interest income ($3.0 million), partially offset by an adjustment to a product liability reserve no longer deemed necessary ($8.7 million) and lower minority interests ($2.0 million).

Provision for Income Taxes
The Company’s first quarter 2006 effective tax rate was 15.4%, compared with 13.2% in the first quarter of 2005, reflecting an expected 2006 annual rate of 16.5%, adjusted for a tax benefit of $3.4 million. The first quarter of 2005 reflected a 15.1% expected annual tax rate adjusted for a tax benefit of $4.9 million. The higher effective rate for 2006 is primarily due to increased income in higher tax jurisdictions.

Discontinued Operations
Discontinued operations, net of tax, for the first quarter of 2006 amounted to expense of $9.1 million, compared with expense of $9.2 million for the first quarter of 2005. The first quarter of 2006 includes $9.3 million of ongoing discontinued operating expenses mainly related to product and pension liabilities and legal costs (mostly asbestos-related), partially offset by $0.2 million of additional net gains from previously sold businesses. The first quarter of 2005 includes $9.4 million of ongoing discontinued operating expenses mainly related to product and pension liabilities and legal costs (mostly asbestos-related), partially offset by $0.2 million of additional net gains from previously sold businesses.

Review of Business Segments
The Company classifies its business into five reportable segments based on industry and market focus: Climate Control Technologies, Compact Vehicle Technologies, Construction Technologies, Industrial Technologies and Security Technologies. The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

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

	Three months ended March 31,
Dollar amounts in millions	2006	2005	% change
Net revenues	$683.6	$639.4	6.9%
Operating income	69.2	60.2	15.0%
Operating margin	10.1%	9.4%

Net revenues for the first quarter of 2006 increased by 6.9%, or $44.2 million, compared with the first quarter of 2005, which mainly resulted from higher volumes and product mix (7%). Improved pricing during 2006 was offset by a negative currency impact. Operating income and margins increased for the first quarter of 2006 mainly due to improved pricing ($10 million), higher volume and product mix ($8 million) and increased productivity ($5 million). These increases were partially offset by higher material costs ($11 million).

Climate Control Technologies had strong regional results. Climate Control Americas had a 7% increase in revenue with strong growth in our Retail Solutions, Contracting and Transport businesses. International revenues increased 6%, as the increase in European markets for trucks, trailer and marine containers more than offset a decline in bus air conditioning sales in China.

Compact Vehicle Technologies
Compact Vehicle Technologies is engaged in the design, manufacture, sale and service of skid-steer loaders, all-wheel steer loaders, compact truck loaders, compact excavators, attachments and golf and utility vehicles. The segment includes the Bobcat and Club Car brands.

	Three months ended March 31,
Dollar amounts in millions	2006	2005	% change
Net revenues	$734.5	$660.6	11.2%
Operating income	121.2	108.5	11.7%
Operating margin	16.5%	16.4%

Net revenues for the first quarter of 2006 increased by 11.2%, or $73.9 million, compared with 2005, mainly attributable to higher volumes and product mix (9%) and improved pricing (3%). Operating income for the first quarter of 2006 increased, while operating margins were consistent, as higher volumes and product mix ($15 million) and improved pricing ($13 million) were partially offset by higher material costs ($10 million) and product-related costs.

Bobcat revenues increased by 12% compared with the first quarter of 2005, mainly due to new product introductions, strong North American markets, and higher aftermarket parts and attachments sales. Club Car revenues increased by 10% compared with the first quarter of 2005, mainly due to increased market share for golf cars and higher sales of utility vehicles.

Construction Technologies
Construction Technologies is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment, attachments and portable light towers and compressors. The segment is comprised of the Utility Equipment, Road Development and attachments businesses.

	Three months ended March 31,
Dollar amounts in millions	2006	2005	% change
Net revenues	$329.0	$269.6	22.0%
Operating income	38.6	25.7	50.2%
Operating margin	11.7%	9.5%

Net revenues for the first quarter of 2006 increased by 22.0%, or $59.4 million, compared with the first quarter of 2005, primarily due to higher volumes and product mix (23%). The negative impact of currency for the quarter was mostly offset by improved pricing. Operating income and margins for the first quarter of 2006 increased significantly, mainly due to higher volumes and product mix ($15 million), improved pricing ($6 million) and productivity ($6 million). These improvements were partially offset by higher material costs ($4 million), productivity investment spending ($3 million) and product-related costs.

Road Development revenues increased by 17%, as a result of strength in the North American road development market and recurring revenue growth. Utility equipment had strong revenue growth of 33%, as all geographic regions improved as a result of product expansion and recurring revenue growth.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling and energy generation systems. The segment includes the Air Solutions and Productivity Solutions businesses.

	Three months ended March 31,
Dollar amounts in millions	2006	2005	% change
Net revenues	$439.1	$403.4	8.8%
Operating income	58.2	47.3	23.0%
Operating margin	13.3%	11.7%

Net revenues for the first quarter of 2006 increased by 8.8%, or $35.7 million, compared with the first quarter of 2005, primarily due to higher volumes and product mix (9%), partially offset by unfavorable currency impact. Operating income and margins for the first quarter of 2006 increased significantly mainly due to higher volumes and product mix ($8 million), improved pricing ($6 million) and higher productivity ($8 million). These improvements were partially offset by higher material costs ($8 million) and productivity investment spending ($3 million).

Air Solutions revenues increased 8%, driven by continued strong recurring revenue growth and the strength in the worldwide industrial markets with gains in all geographic regions. Productivity Solutions revenues increased by 11% mainly from expanding activity in traditional industrial and fluid-handling markets, and new cordless tool introductions for commercial and industrial applications.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. The segment includes the Schlage, LCN and Von Duprin brands.

	Three months ended March 31,
Dollar amounts in millions	2006	2005	% change
Net revenues	$524.8	$485.8	8.0%
Operating income	79.6	69.1	15.2%
Operating margin	15.2%	14.2%

Net revenues for the first quarter of 2006 increased by 8.0%, or $39.0 million, compared with the first quarter of 2005, mainly due to higher volumes and product mix (4%) and acquisitions (4%). Improved pricing offset the negative currency effect on revenues. Operating income increased in the first quarter of 2006, primarily due to improved pricing ($7 million), acquisitions ($6 million) and productivity improvements ($4 million). These increases were partially offset by higher productivity investment spending ($4 million) and higher material costs ($3 million).

Net revenues grew in all regions during the quarter benefiting from growing demand in the electronic access-control market, as well as strong demand in the residential and commercial businesses in North America. International revenues were also helped by the 2005 acquisitions, which increased the breadth of products and customer base in Europe and Asia Pacific.

Liquidity and Capital Resources
The following table contains several key measures to gauge the Company’s financial condition and liquidity for the periods ended:

	March 31,	December 31,	March 31,
Dollar amounts in millions	2006	2005	2005
Cash and cash equivalents	$778.0	$880.6	$1,016.4
Marketable securities	46.7	156.5	8.2
Average days outstanding in receivables	64.0	56.5	63.7
Inventory turnover	5.4	5.9	4.9
Working capital	1,091.7	1,048.5	1,410.0
Current ratio	1.3	1.3	1.5
Total debt	2,110.0	2,117.0	2,022.2
Debt-to-total capital ratio	26.1%	26.7%	25.9%

The Company’s primary source for liquidity has been operating cash flow. Net cash provided by continuing operating activities during the first quarter of 2006 was $32.4 million, compared with net cash used in operating activities of $64.6 million during the comparable period of 2005. The increase in 2006 primarily relates to increased earnings and accrued liabilities during the quarter, offset by higher accounts receivable due to increased sales.

Net cash provided by investing activities during the first quarter of 2006 was $51.1 million, compared with net cash used in investing activities of $357.0 million during the comparable period of 2005. The increase in investing activities is primarily attributable to proceeds from the sale and maturity of $109.8 million of marketable securities during the first quarter of 2006 and cash payment for acquisitions of $327.3 million during the first quarter of 2005.

Net cash used in financing activities during the first quarter of 2005 was $183.8 million compared with $254.6 million during the comparable period in 2005. This change was primarily due to the additional purchases of Class A common shares during the first quarter of 2005. The amount of repurchases during the first quarter of 2006 and 2005 was $163.5 million and $242.7 million, respectively.

The Company has revised certain amounts previously reported as cash and cash equivalents to marketable securities in its 2005 condensed consolidated statement of cash flows to conform with the current year presentation. Additionally, the Company has revised its March 31, 2005 condensed consolidated statement of cash flows to separately disclose the effects of discontinued operations by cash flow activity. During the three months ended March 31, 2006 and 2005, all cash flows from discontinued operations were applicable to operating activities.

The Company’s working capital increased $43.2 million during the first quarter of 2006. The change was primarily due to an increase in accounts receivable from increased sales and an increase in inventory due to expected sales volumes and continued material availability concerns, partially offset by lower marketable securities and higher accounts payable from increased inventory purchases.

The Company’s debt-to-total capital ratio declined slightly from December 31, 2005 to March 31, 2006, mainly due to lower debt levels. The Company's public debt does not have financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items. As of March 31, 2006, the Company’s debt-to-total capital ratio was significantly beneath this limit.

During the three months ended March 31, 2006, currency translation adjustments resulted in a net increase of $53.3 million in shareholders’ equity due to the weakening of the U.S. dollar.

Environmental and Asbestos Matters
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

Environmental remediation costs are determined on a site-by-site basis and accruals are made when it is probable a liability exists and the cost can be reasonably estimated. The Company estimates the amount of recurring and non-recurring costs at each site using internal and external experts. In arriving at cost estimates the following factors are considered: the type of contaminant, the stage of the clean up, applicable law and existing technology. These estimates, and the resultant accruals, are reviewed and updated quarterly to reflect changes in facts and law. The Company does not discount its liability or assume any insurance recoveries when environmental liabilities are recorded.

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against IR-New Jersey, a wholly owned subsidiary of the Company, and generally alleges injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the three-month period ended March 31, 2006, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $6.8 million. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation recently under consideration in Congress concerns pending and future asbestos-related personal injury claims. Whether and when such legislation will become law, and the final provisions of such legislation, are unknown. Consequently, the Company cannot predict with any reasonable degree of certainty what effect, if any, such legislation would have upon the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent for other sources. Actual results may differ from these estimates.

Management believes there have been no significant changes during the quarter ended March 31, 2006 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 was effective for the Company on January 1, 2006. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for the Company on January 1, 2006. The adoption of SFAS 154 did not have a material impact on its consolidated financial position and results of operations.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the company to measure the cost of employee services received in exchange for all equity awards. See Part I, Item 1, Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Safe Harbor Statement
Information provided by the Company in reports such as this quarterly report on Form 10-Q, in press releases and in statements made by employees in oral discussions, to the extent the information is not historical fact, may be deemed to be “forward-looking statements” within the meaning of federal securities laws. These statements are based on currently available information and are based on our current expectations and projections about future events. These statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements.

These risks and uncertainties include, but are not limited to: fluctuations in the condition of, and the overall political landscape of, the economies in which we operate; our competitive environment; material changes in technology or technology substitution; our ability to attract, train and retain highly-qualified employees; unanticipated climatic changes; changes in governmental regulation; the costs and effects of legal and administrative proceedings; changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; currency fluctuations; our ability to complete acquisitions on financially attractive terms and successfully integrate them with our other businesses; and the impact of new accounting standards. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the first quarter of 2006. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See also the discussion under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Part I, Item 1, Note 8 to the Condensed Consolidated Financial Statements.

Item 1A - Risk Factors

There have been no material changes to our risk factors and uncertainties during the first quarter of 2006 except as noted below. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Rising fuel costs could affect our operating income.
Our businesses are exposed to rising fuel costs largely as they relate to increased freight and transportation costs. We anticipate higher fuel costs to add approximately $30 million of additional expenses for the full year as compared to fiscal 2005, but intend to manage these increases through productivity improvements, price increases and surcharges. However, we cannot assure that we will be able to effectively manage those increases. In addition, if a fuel shortage arises or fuel prices increase more sharply than we have forecasted, this could further affect our operating income.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its Class A common shares during the first quarter of 2006:

				Approximate dollar
			Total number	value of shares still
	Total number		of shares	available to be
	of shares	Average	purchased as	purchased under
	purchased	price paid	part of program	the program
Period	(000's)	per share	(000's)	($000's)
1/01/2006 - 1/31/2006	2,556	$39.26	2,556	$995,987
2/01/2006 - 2/28/2006	1,594	39.57	1,594	932,907
3/01/2006 - 3/31/2006	-	-	-	932,907
Total	4,150		4,150

In August 2005, the Board of Directors of the Company expanded the Company’s existing share repurchase program to allow the repurchase of up to a total of $2 billion worth of Class A common shares. The plan was established in August 2004 and initially authorized the Company to repurchase up to 20 million Class A common shares. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. This long-term repurchase program is expected to offset dilution from the Company’s incentive stock plan. Class A common shares owned by a subsidiary are treated as treasury shares and are recorded at cost.

Item 6 - Exhibits

(a) Exhibits

Exhibit No.	Description

10.1	Amended and Restated Estate Enhancement Program, dated June 1, 1998, and the related form agreements. Filed herewith.
10.2	First Amendment to the Amended and Restated Estate Enhancement Program, dated December 31, 2001. Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
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

INGERSOLL-RAND COMPANY LIMITED (Registrant)

Date: May 5, 2006	By:	/s/ Timothy R. McLevish
Timothy R. McLevish, Senior Vice President and Chief Financial Officer
Principal Financial Officer

Date: May 5, 2006	By:	/s/ Richard W. Randall
Richard W. Randall, Vice President and Controller
Principal Accounting Officer