Form 10-Q
period 2006-06-30
INGERSOLL RAND CO LTD
filed 2006-08-04
CIK 1160497

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

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
YES ☐  NO ☒

The number of Class A common shares outstanding as of August 1, 2006 was 321,742,723.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Income Statement for the three and six months ended June 30, 2006 and 2005

Condensed Consolidated Balance Sheet at June 30, 2006 and December 31, 2005

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II	OTHER INFORMATION

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Securities and Use of Proceeds

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

SIGNATURES

CERTIFICATIONS

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In millions, except per share amounts	2006	2005	2006	2005
Net revenues	$3,041.9	$2,759.5	$5,752.9	$5,218.3
Cost of goods sold	2,215.4	2,019.1	4,213.4	3,829.8
Selling and administrative expenses	410.0	361.3	781.9	712.5
Operating income	416.5	379.1	757.6	676.0
Interest expense	(30.4)	(37.7)	(65.2)	(74.2)
Other income (expense), net	(1.2)	10.2	2.6	17.4
Earnings before income taxes	384.9	351.6	695.0	619.2
Provision for income taxes	62.9	59.8	110.6	95.1
Earnings from continuing operations	322.0	291.8	584.4	524.1
Discontinued operations, net of tax	(8.5)	(6.4)	(17.7)	(15.6)
Net earnings	$313.5	$285.4	$566.7	$508.5

Basic earnings per common share:
Earnings from continuing operations	$0.98	$0.86	$1.78	$1.53
Discontinued operations, net of tax	(0.02)	(0.02)	(0.05)	(0.04)
Net earnings	$0.96	$0.84	$1.73	$1.49

Diluted earnings per common share:
Earnings from continuing operations	$0.97	$0.85	$1.76	$1.52
Discontinued operations, net of tax	(0.02)	(0.02)	(0.05)	(0.05)
Net earnings	$0.95	$0.83	$1.71	$1.47

Dividends per common share	$0.160	$0.125	$0.320	$0.250

See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$258.7	$880.6
Marketable securities	0.6	156.5
Accounts and notes receivable, less allowance of $24.2 in 2006 and $47.6 in 2005	2,071.6	1,679.0
Inventories	1,297.7	1,128.8
Prepaid expenses and deferred income taxes	402.7	403.3
Total current assets	4,031.3	4,248.2

Property, plant and equipment, net	1,202.6	1,157.5
Goodwill	4,522.0	4,433.4
Intangible assets, net	719.3	717.0
Other assets	1,283.5	1,200.3
Total assets	$11,758.7	$11,756.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$932.7	$812.5
Accrued compensation and benefits	398.9	401.4
Accrued expenses and other current liabilities	1,122.2	1,053.1
Current maturities of long-term debt and loans payable	467.5	932.7
Total current liabilities	2,921.3	3,199.7

Long-term debt	1,171.4	1,184.3
Postemployment and other benefit liabilities	1,002.0	1,000.9
Other noncurrent liabilities	603.0	609.5
Total liabilities	5,697.7	5,994.4

Shareholders' equity:
Class A common shares	324.8	330.7
Other shareholders' equity	5,735.5	5,558.9
Accumulated other comprehensive income (loss)	0.7	(127.6)
Total shareholders' equity	6,061.0	5,762.0
Total liabilities and shareholders' equity	$11,758.7	$11,756.4

See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
In millions	2006	2005
Cash flows from operating activities:
Net earnings	$566.7	$508.5
Loss from discontinued operations, net of tax	17.7	15.6
Adjustments to arrive at net cash used in operating activities:
Depreciation and amortization	96.5	98.0
Share-based compensation	33.2	(12.0)
Changes in other assets and liabilities, net	(386.3)	(425.4)
Other, net	(93.6)	(45.8)
Net cash provided by continuing operating activities	234.2	138.9
Net cash used in discontinued operating activities (revised)	(18.1)	(17.9)

Cash flows from investing activities:
Capital expenditures	(90.9)	(72.7)
Acquisitions, net of cash	(28.5)	(412.0)
Proceeds from business disposition	-	3.7
Proceeds from sales and maturities of marketable securities	155.9	-
Purchase of marketable securities	-	(6.4)
Proceeds from sale of property, plant and equipment	3.1	9.0
Other, net	(1.9)	4.5
Net cash provided by (used in) continuing investing activities	37.7	(473.9)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	19.9	(21.9)
Proceeds from long-term debt	1.9	300.4
Payments of long-term debt	(508.1)	(151.2)
Net change in debt	(486.3)	127.3
Dividends paid	(105.0)	(85.3)
Proceeds from exercise of stock options	81.4	69.5
Redemption of preferred stock of subsidiary	-	(63.3)
Purchase of treasury shares	(383.7)	(478.6)
Net cash used in continuing financing activities	(893.6)	(430.4)

Effect of exchange rate changes on cash and cash equivalents	17.9	(11.2)

Net decrease in cash and cash equivalents	(621.9)	(794.5)
Cash and cash equivalents - beginning of period	880.6	1,703.1
Cash and cash equivalents - end of period	$258.7	$908.6

See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005 and the cash flows for the six months ended June 30, 2006 and 2005.

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

In the first quarter of 2006, the Company changed its estimate of the allowance for doubtful accounts in light of various business and economic factors, including a significant change in its business portfolio and historical and expected write-off experience. In addition, the Company signed a new insurance policy which limits its bad debt exposure. As a result of the change in estimate, the Company reduced its allowance in the first quarter of 2006 by $20.5 million, or $17.1 million after-tax, which increased diluted earnings per share by $0.05. The impact to the second quarter of 2006 was immaterial.

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has revised certain amounts previously reported as cash and cash equivalents to marketable securities in its 2005 condensed consolidated statement of cash flows to conform with the current year presentation. Additionally, the Company has revised its June 30, 2005 condensed consolidated statement of cash flows to separately disclose the effects of discontinued operations by cash flow activity. During the six months ended June 30, 2006 and 2005, all cash flows from discontinued operations were applicable to operating activities. The Company also reclassified its presentation of capitalized software on its December 31, 2005 condensed consolidated balance sheet from intangible assets to property, plant and equipment, to better depict the nature and intent of the investment. Concurrently, the Company revised its June 30, 2005 condensed consolidated statement of cash flows to report capitalized software purchases as an investing activity rather than an operating activity.

Note 2 - Share-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method of adoption. SFAS 123(R) requires companies to recognize compensation expense for an amount equal to the fair value of the share-based payment issued. Under the modified prospective method, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Prior to the adoption, the Company had accounted for stock option plans under the recognition and measurement principles of Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (APB 25). Compensation expense was not recognized for employee stock options because they were granted with strike prices that were not less than the fair market value of the Company’s stock at the date of the grant. Compensation expense was recorded for other share-based payments primarily including stock appreciation rights (SARs), performance shares, deferred compensation and management incentive units awards. The Company’s Incentive Stock Plans authorize the Company to issue stock options and other stock-based incentives. The total shares authorized by the board of directors was 60.0 million, of which 17.0 million remains available for future incentive awards.

Stock Options
On December 7, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of all outstanding and unvested stock options under the Company’s stock plan for active employees, effective December 31, 2005. As a result of the acceleration, 9.7 million stock options became exercisable, with exercise prices ranging from $19.53 to $39.85, and a weighted-average exercise price of $34.95. In addition to the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the stock options were changed to prohibit transfers of any shares acquired through the exercise of these accelerated options until the earlier of (i) the original vesting date of the option or (ii) termination of employment, retirement, death or disability. The charge associated with the acceleration of vesting was approximately $1 million, which was recorded in the fourth quarter of 2005 and represents the intrinsic value for the estimated number of stock options that would have been forfeited had the acceleration not occurred. Stock options issued after January 1, 2006, generally become exercisable ratably over a three-year period from their date of grant and expire at the end of 10 years.

The average fair value of stock options granted during the three and six months ended June 30, 2006 was estimated at $11.05 and $10.42, respectively, using the Black-Scholes option-pricing model. This model used the following assumptions:

Dividend yield	1.49%
Volatility	27.70%
Risk-free rate of return	4.47%
Expected life	4.42 years

The fair value of each of the Company’s stock option awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period of the options. Expected volatility is based on the implied historical volatility from traded options on the Company’s stock. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model. The Company’s expected life of the stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Changes in options outstanding under the plans are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2005	19,882,476	29.26
Granted	3,300,190	39.33
Exercised	(3,199,000)	25.40
Cancelled	(118,107)	38.19
Outstanding June 30, 2006	19,865,559	$31.52	$223.8	6.7
Exercisable June 30, 2006	16,660,673	$29.99	$213.1	6.2

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at 06/30/06	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at 06/30/06	Weighted- average exercise price
$15.00	-	$20.00	2,188,627	6.0	$19.49	2,188,627	$19.49
20.01	-	25.00	3,112,465	4.3	21.55	3,112,465	21.55
25.01	-	30.00	1,617,281	2.9	26.17	1,617,281	26.17
30.01	-	35.00	4,573,456	6.7	32.26	4,573,456	32.26
35.01	-	40.00	8,345,730	8.7	38.98	5,168,844	38.70
40.01	-	45.00	28,000	9.9	41.80	-	-
$16.83	-	$43.16	19,865,559	6.7	$31.52	16,660,673	$29.99

At June 30, 2006, there was $19.4 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is related to unvested shares of nonretirement eligible employees. This compensation will be recognized over the required service period, which is generally the three-year vesting period. The aggregate intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $25.7 million and $3.8 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $57.6 million and $54.7 million, respectively. During the six months ended June 30, 2006 and 2005, total cash received from stock option exercises was $81.4 million and $69.5 million, respectively, with no tax benefit recognized for these exercised options.

SARs
SARs generally become exercisable ratably over a three-year period from the date of grant and expire at the end of 10 years. Effective August 2, 2006, all exercised SARs will be paid in the Company’s Class A common shares. Previously, exercised SARs were paid in cash. The following table summarizes the information for currently outstanding SARs:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2005	1,769,134	30.05
Granted	386,190	39.35
Exercised	(308,876)	24.59
Cancelled	(64,861)	29.10
Outstanding June 30, 2006	1,781,587	$33.06	$17.3	7.4
Exercisable June 30, 2006	858,516	$27.90	$12.8	6.1

Performance Shares
The Company has a performance share program for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares and the award is paid in cash.

Deferred Compensation
The Company allows key employees and non-employee directors to defer a portion of their eligible compensation into a number of investment choices, including Class A common share equivalents. The portion deferred into Class A common share equivalents is currently subject to market fluctuations based on the Company’s share price. Effective August 2, 2006, the Compensation Committee eliminated the provision in the deferred compensation plans making plan participants eligible to receive a 20% supplemental amount on deferrals invested for five years in the Company’s Class A common share equivalents.  In addition, effective August 2, 2006, the Compensation Committee vested the previously awarded, but unvested, portions of the 20% supplemental amount awarded under the deferred compensation plans.

Other Plans
The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating executives were awarded incentive units. When dividends are paid on Class A common shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participants’ account in the form of Class A common share equivalents. The fair value of accumulated common share equivalents is paid in cash upon the participants’ retirement. The number of common share equivalents credited to participants’ accounts at June 30, 2006 is 287,443. Stock grants were issued prior to February 2000 as an incentive plan for the Company with varying vesting periods. At June 30, 2006, there were 270,148 stock grants outstanding, all of which were vested. Effective August 2, 2006, all remaining stock grants will be settled in the Company’s Class A common shares.

Compensation Expense
Share-based compensation expense is included in selling and administrative expenses. The following table summarizes the expenses incurred:

	Three months ended June 30,		Six months ended June 30,
In millions	2006	2005	2006	2005
Stock options	$3.4	$-	$11.6	$-
SARs	2.7	(4.5)	6.0	(4.0)
Performance shares	4.6	3.1	9.1	(0.1)
Deferred compensation	2.7	(5.2)	5.7	(6.6)
Other	0.4	(1.0)	0.8	(1.3)
Pre-tax expense (income)	13.8	(7.6)	33.2	(12.0)
Tax (expense) benefit	(5.3)	2.9	(12.7)	4.6
After tax expense (income)	8.5	(4.7)	20.5	(7.4)

Compensation expense was recognized during the three and six months ended June 30, 2006, for all share-based option awards granted since January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R). The effect of the adoption for the three and six months ended June 30, 2006 was an expense of $3.4 million pretax, or $2.1 million after-tax ($0.01 per share, basic and diluted) and $11.6 million pretax, or $7.2 million after-tax ($0.02 per share, basic and diluted), respectively, related to stock options. The Company did not recognize any excess tax benefits from the exercise of options for the three and six months ended June 30, 2006.

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2005, to be $1.4 million and $76.8 million, respectively, using the Black-Scholes option-pricing model. The following table details the average assumptions used in the model for the three and six months ended June 30, 2005:

	Three months ended June 30,	Six months ended June 30,
	2005	2005
Dividend yield	1.30%	1.27%
Volatility	35.61%	34.63%
Risk-free rate of return	3.60%	3.52%
Expected life	5 years	5 years

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the three and six months ended June 30, 2005:

	Three months ended June 30,	Six months ended June 30,
In millions, except per share amounts	2005	2005
Net earnings, as reported	$285.4	$508.5
Add (Deduct): Stock-based employee compensation (income) expense included in reported net income, net of tax	(4.7)	(7.4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4.0)	(8.6)
Pro forma net earnings	$276.7	$492.5

Basic earnings per share:
As reported	$0.84	$1.49
Pro forma	0.82	1.44

Diluted earnings per share:
As reported	$0.83	$1.47
Pro forma	0.81	1.43

Note 3 - Inventories
Inventories are stated at the lower of cost or market. Most U.S. manufactured inventories, excluding the Climate Control Technologies segment, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories is as follows:

In millions	June 30, 2006	December 31, 2005
Raw materials and supplies	$445.8	$436.3
Work-in-process	237.8	193.4
Finished goods	746.1	622.4
	1,429.7	1,252.1
Less - LIFO reserve	132.0	123.3
Total	$1,297.7	$1,128.8

Note 4 - Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
In millions	2006	2005	2006	2005
Retained costs, net of tax	$(8.7)	$(8.6)	$(18.1)	$(17.9)
Net gain on disposals, net of tax	0.2	2.2	0.4	2.3
Total discontinued operations, net of tax	$(8.5)	$(6.4)	$(17.7)	$(15.6)

Retained costs for discontinued operations mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. Increased retained costs for the three and six months ended June 30, 2006, were mostly offset by a reversal of an accrual which was no longer deemed necessary of $4.9 million, net of tax. Net gain on disposals represents additional gains from previously sold businesses.

Note 5 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

In millions	Climate Control Technologies	Compact Vehicle Technologies	Construction Technologies	Industrial Technologies	Security Technologies	Total
Balance at December 31, 2005	$2,514.2	$794.5	$111.7	$137.4	$875.6	$4,433.4
Acquisitions	1.0	-	0.3	2.5	17.5	21.3
Translation	32.1	2.5	0.9	2.8	29.0	67.3
Balance at June 30, 2006	$2,547.3	$797.0	$112.9	$142.7	$922.1	$4,522.0

The Company initially records to goodwill the excess of the purchase price over the preliminary valuation of the net assets acquired. Once the final valuation has been performed for each acquisition, the Company may record an adjustment to goodwill.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	June 30, 2006		December 31, 2005
In millions	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	$490.5	$66.1	$484.0	$58.6
Trademarks	93.0	7.5	93.7	5.3
Patents	37.5	25.0	36.6	23.5
Other	58.3	22.8	55.4	20.7
Total amortizable intangible assets	679.3	121.4	669.7	108.1
Total indefinite lived intangible assets - trademarks	161.4	-	155.4	-
Total	$840.7	$121.4	$825.1	$108.1

The Company has reclassified its capitalized software from intangible assets to property, plant and equipment to better depict the intent and nature of the investment, which resulted in an $81.5 million reclassification in its December 31, 2005 condensed consolidated balance sheet. The amortization expense previously associated with capitalized software has now been classified as depreciation expense.

Intangible asset amortization expense for the three months ended June 30, 2006 and 2005 was $6.5 million and $7.5 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2006 and 2005 was $13.0 million and $12.6 million, respectively. Estimated intangible asset amortization expense for each of the next five fiscal years is expected to approximate $30 million.

Note 6 - Weighted-Average Common Shares
Information on basic and diluted shares is as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2006	2005	2006	2005
Weighted-average number of basic shares	327.1	338.7	327.9	341.6
Shares issuable under incentive stock plans	3.7	3.5	3.6	3.9
Weighted-average number of diluted shares	330.8	342.2	331.5	345.5
Anti-dilutive shares	2.3	5.9	-	-

Note 7 - Comprehensive Income
The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2006	2005	2006	2005
Net earnings	$313.5	$285.4	$566.7	$508.5
Other comprehensive income (loss):
Foreign currency translation adjustment	82.5	(128.3)	135.8	(219.0)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	(3.1)	0.5	(7.2)	6.1
Unrealized gain (loss) on marketable securities, net of tax	0.4	-	(0.3)	-
Comprehensive income	$393.3	$157.6	$695.0	$295.6

Included in accumulated other comprehensive income at June 30, 2006, is $4.0 million related to the fair value of currency derivatives and $9.9 million related to interest rate locks, both of which qualified as cash flow hedges. The amounts expected to be reclassified to earnings over the next twelve months are $4.0 million and $0.9 million, respectively. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. There were no material amounts reclassified to earnings during the six months ended June 30, 2006 and 2005, in connection with forecasted transactions that were no longer considered probable of occurring.

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

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against Ingersoll-Rand Company (IR-New Jersey), a wholly owned subsidiary of the Company, and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the six-month period ended June 30, 2006, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $16.5 million. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation under consideration in Congress concerns pending and future asbestos-related personal injury claims. Whether and when such legislation will become law, and the final provisions of such legislation, are unknown. Consequently, the Company cannot predict with any reasonable degree of certainty what effect, if any, such legislation would have upon the Company’s financial position, results of operations or cash flows.

The Company sells products on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $12.9 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal and, historically, only immaterial losses have been incurred related to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

The Company has remained contingently liable for approximately $13.8 million relating to performance bonds associated with prior sales of products of Ingersoll-Dresser Pump Company (IDP), which the Company divested in 2000. The acquirer of IDP is the primary obligor under these performance bonds. However, should the acquirer default under these arrangements, the Company would be required to satisfy these financial obligations. The Company estimates that $12.7 million of the obligation will expire during 2006. The remainder extends through 2008.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $4.2 million at June 30, 2006. These amounts are not accrued as the Company intends on exporting the product to another country for final sale.

In connection with the disposition of certain businesses and facilities the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition. Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for the six months ended June 30, respectively:

In millions	2006	2005
Balance at the beginning of period	$183.5	$190.5
Reductions for payments	(49.6)	(45.2)
Accruals for warranties issued during the period	55.2	39.4
Changes to accruals related to preexisting warranties	1.6	4.3
Acquisitions	0.1	0.5
Translation	3.0	(4.0)
Balance at the end of period	$193.8	$185.5

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

	Three months ended June 30,		Six months ended June 30,
In millions	2006	2005	2006	2005
Service cost	$2.7	$2.5	$5.4	$4.9
Interest cost	13.6	13.5	27.2	27.0
Net amortization and deferral losses	3.6	2.6	7.2	5.1
Net postretirement benefit expense	$19.9	$18.6	$39.8	$37.0

Note 10 - Pension Plans
The Company has noncontributory pension plans covering substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula. The Company’s U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans generally provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees. The components of the Company’s pension-related costs for the three and six months ended June 30, include the following:

	Three months ended June 30,		Six months ended June 30,
In millions	2006	2005	2006	2005
Service cost	$14.4	$13.3	$28.8	$26.0
Interest cost	40.3	40.3	80.2	80.4
Expected return on plan assets	(54.5)	(53.0)	(108.6)	(107.6)
Net amortization of unrecognized:
Prior service costs	2.1	2.0	4.2	4.2
Transition amount	0.2	0.3	0.4	0.5
Plan net losses	6.7	6.2	13.3	11.1
Net pension cost	9.2	9.1	18.3	14.6
Curtailment/settlement losses	-	-	-	2.1
Net pension cost after curtailments/settlements	$9.2	$9.1	$18.3	$16.7

A settlement loss was recorded in the first quarter of 2005 as the result of lump sum distributions under supplemental benefit plans for officers and other key employees.

The Company made required employer contributions of $13.4 million to its pension plans during the six months ended June 30, 2006. The Company contributed $15.9 million in required contributions to its pension plans during the six months ended June 30, 2005.

Note 11 - Business Segment Information
The Company classifies its business into five reportable segments based on industry and market focus: Climate Control Technologies, Compact Vehicle Technologies, Construction Technologies, Industrial Technologies and Security Technologies. A summary of operations by reportable segment is as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2006	2005	2006	2005
Net revenues
Climate Control Technologies	$798.0	$728.0	$1,481.6	$1,367.4
Compact Vehicle Technologies	789.2	726.7	1,523.7	1,387.3
Construction Technologies	388.5	343.1	717.5	612.6
Industrial Technologies	483.3	432.2	922.4	835.7
Security Technologies	582.9	529.5	1,107.7	1,015.3
Total	$3,041.9	$2,759.5	$5,752.9	$5,218.3

Operating income (loss)
Climate Control Technologies	$88.4	$83.7	$157.6	$143.9
Compact Vehicle Technologies	137.1	117.2	258.3	225.7
Construction Technologies	53.5	41.8	92.1	67.5
Industrial Technologies	63.0	59.1	121.2	106.4
Security Technologies	98.0	94.9	177.6	163.9
Unallocated corporate expense	(23.5)	(17.6)	(49.2)	(31.4)
Total	$416.5	$379.1	$757.6	$676.0

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

Condensed Consolidating Income Statement
For the three months ended June 30, 2006

In millions	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net revenues	$-	$431.8	$2,610.1	$-	$3,041.9
Cost of goods sold	-	316.1	1,899.3	-	2,215.4
Selling and administrative expenses	3.4	89.8	316.8	-	410.0
Operating income (loss)	(3.4)	25.9	394.0	-	416.5
Equity earnings in affiliates (net of tax)	329.5	169.5	17.3	(516.3)	-
Interest expense	(4.6)	(19.6)	(6.2)	-	(30.4)
Intercompany interest and fees	(7.2)	(235.5)	242.7	-	-
Other income (expense), net	(0.8)	22.6	(23.0)	-	(1.2)
Earnings before income taxes	313.5	(37.1)	624.8	(516.3)	384.9
(Benefit) provision for income taxes	-	(64.0)	126.9	-	62.9
Earnings (loss) from continuing operations	313.5	26.9	497.9	(516.3)	322.0
Discontinued operations, net of tax	-	(9.6)	1.1	-	(8.5)
Net earnings (loss)	$313.5	$17.3	$499.0	$(516.3)	$313.5

Condensed Consolidating Income Statement
For the six months ended June 30, 2006

In millions	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net revenues	$-	$827.3	$4,925.6	$-	$5,752.9
Cost of goods sold	-	620.9	3,592.5	-	4,213.4
Selling and administrative expenses	11.6	179.5	590.8	-	781.9
Operating income (loss)	(11.6)	26.9	742.3	-	757.6
Equity earnings in affiliates (net of tax)	605.9	318.0	64.6	(988.5)	-
Interest expense	(8.4)	(44.4)	(12.4)	-	(65.2)
Intercompany interest and fees	(18.6)	(355.7)	374.3	-	-
Other income (expense), net	(0.6)	22.1	(18.9)	-	2.6
Earnings before income taxes	566.7	(33.1)	1,149.9	(988.5)	695.0
(Benefit) provision for income taxes	-	(113.7)	224.3	-	110.6
Earnings (loss) from continuing operations	566.7	80.6	925.6	(988.5)	584.4
Discontinued operations, net of tax	-	(16.0)	(1.7)	-	(17.7)
Net earnings (loss)	$566.7	$64.6	$923.9	$(988.5)	$566.7

Condensed Consolidating Income Statement
For the three months ended June 30, 2005

In millions	IR-Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net revenues	$-	$440.5	$2,319.0	$-	$2,759.5
Cost of goods sold	-	334.5	1,684.6	-	2,019.1
Selling and administrative expenses	-	76.5	284.8	-	361.3
Operating income	-	29.5	349.6	-	379.1
Equity earnings in affiliates (net of tax)	289.9	158.9	97.9	(546.7)	-
Interest expense	(1.9)	(26.6)	(9.2)	-	(37.7)
Intercompany interest and fees	(2.3)	(93.6)	95.9	-	-
Other income (expense), net	(0.3)	7.7	2.8	-	10.2
Earnings before income taxes	285.4	75.9	537.0	(546.7)	351.6
(Benefit) provision for income taxes	-	(26.0)	85.8	-	59.8
Earnings (loss) from continuing operations	285.4	101.9	451.2	(546.7)	291.8
Discontinued operations, net of tax	-	(4.0)	(2.4)	-	(6.4)
Net earnings (loss)	$285.4	$97.9	$448.8	$(546.7)	$285.4

Condensed Consolidating Income Statement
For the six months ended June 30, 2005

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net revenues	$-	$811.0	$4,407.3	$-	$5,218.3
Cost of goods sold	-	628.0	3,201.8	-	3,829.8
Selling and administrative expenses	-	151.2	561.3	-	712.5
Operating income	-	31.8	644.2	-	676.0
Equity earnings in affiliates (net of tax)	530.2	275.2	138.0	(943.4)	-
Interest expense	(1.9)	(54.4)	(17.9)	-	(74.2)
Intercompany interest and fees	(20.5)	(192.0)	212.5	-	-
Other income (expense), net	0.7	27.7	(11.0)	-	17.4
Earnings before income taxes	508.5	88.3	965.8	(943.4)	619.2
(Benefit) provision for income taxes	-	(58.1)	153.2	-	95.1
Earnings (loss) from continuing operations	508.5	146.4	812.6	(943.4)	524.1
Discontinued operations, net of tax	-	(8.4)	(7.2)	-	(15.6)
Net earnings (loss)	$508.5	$138.0	$805.4	$(943.4)	$508.5

Condensed Consolidating Balance Sheet
June 30, 2006

In millions	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Current assets:
Cash and cash equivalents	$0.6	$5.8	$252.3	$-	$258.7
Marketable securities	-	-	0.6	-	0.6
Accounts and notes receivable, net	0.3	331.4	1,739.9	-	2,071.6
Inventories, net	-	211.3	1,086.4	-	1,297.7
Prepaid expenses and deferred income taxes	-	59.0	343.7	-	402.7
Accounts and notes receivable affiliates	636.5	3,191.9	23,898.5	(27,726.9)	-
Total current assets	637.4	3,799.4	27,321.4	(27,726.9)	4,031.3

Investment in affiliates	7,536.8	11,764.2	29,919.0	(49,220.0)	-
Property, plant and equipment, net	-	267.3	935.3	-	1,202.6
Intangible assets, net	-	74.5	5,166.8	-	5,241.3
Other assets	1.8	870.7	411.0	-	1,283.5
Total assets	$8,176.0	$16,776.1	$63,753.5	$(76,946.9)	$11,758.7

Current liabilities:
Accounts payable and accruals	$6.1	$474.0	$1,973.7	$-	$2,453.8
Current maturities of long-term debt
and loans payable	38.5	359.2	69.8	-	467.5
Accounts and note payable affiliates	814.4	6,427.8	20,484.7	(27,726.9)	-
Total current liabilities	859.0	7,261.0	22,528.2	(27,726.9)	2,921.3

Long-term debt	299.0	650.5	221.9	-	1,171.4
Notes payable affiliates	750.0	2,897.4	-	(3,647.4)	-
Other noncurrent liabilities	207.0	1,479.8	(81.8)	-	1,605.0
Total liabilities	2,115.0	12,288.7	22,668.3	(31,374.3)	5,697.7

Shareholders' equity:
Class A common shares	363.9	-	(39.1)	-	324.8
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,813.7	5,083.8	42,937.5	(52,099.5)	5,735.5
Accumulated other comprehensive income (loss)	322.1	(156.6)	93.3	(258.1)	0.7
	10,770.3	4,927.2	45,354.5	(54,991.0)	6,061.0
Less: Contra account	(4,709.3)	(439.8)	(4,269.3)	9,418.4	-
Total shareholders' equity	6,061.0	4,487.4	41,085.2	(45,572.6)	6,061.0
Total liabilities and equity	$8,176.0	$16,776.1	$63,753.5	$(76,946.9)	$11,758.7

Condensed Consolidating Balance Sheet
December 31, 2005

In millions	IR-Limited	IR-New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Current assets:
Cash and cash equivalents	$25.5	$207.1	$648.0	$-	$880.6
Marketable securities	-	-	156.5	-	156.5
Accounts and notes receivable, net	1.3	311.8	1,365.9	-	1,679.0
Inventories, net	-	188.9	939.9	-	1,128.8
Prepaid expenses and deferred income taxes	-	62.1	341.2	-	403.3
Accounts and notes receivable affiliates	299.6	3,660.9	22,687.9	(26,648.4)	-
Total current assets	326.4	4,430.8	26,139.4	(26,648.4)	4,248.2

Investment in affiliates	7,092.7	11,440.6	29,894.4	(48,427.7)	-
Property, plant and equipment, net	-	291.6	865.9	-	1,157.5
Intangible assets, net	-	118.9	5,031.5	-	5,150.4
Other assets	1.9	854.0	344.4	-	1,200.3
Total assets	$7,421.0	$17,135.9	$62,275.6	$(75,076.1)	$11,756.4

Current liabilities:
Accounts payable and accruals	$5.8	$561.2	$1,700.0	$-	$2,267.0
Current maturities of long-term debt
and loans payable	-	849.4	83.3	-	932.7
Accounts and note payable affiliates	956.6	5,870.1	19,821.7	(26,648.4)	-
Total current liabilities	962.4	7,280.7	21,605.0	(26,648.4)	3,199.7

Long-term debt	298.9	658.1	227.3	-	1,184.3
Notes payable affiliates	300.0	3,347.4	-	(3,647.4)	-
Other noncurrent liabilities	97.7	1,389.0	123.7	-	1,610.4
Total liabilities	1,659.0	12,675.2	21,956.0	(30,295.8)	5,994.4

Shareholders' equity:
Class A common shares	360.8	-	(30.1)	-	330.7
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,740.2	5,066.6	42,376.2	(51,624.1)	5,558.9
Accumulated other comprehensive income (loss)	193.9	(158.7)	(33.2)	(129.6)	(127.6)
	10,565.5	4,907.9	44,675.7	(54,387.1)	5,762.0
Less: Contra account	(4,803.5)	(447.2)	(4,356.1)	9,606.8	-
Total shareholders' equity	5,762.0	4,460.7	40,319.6	(44,780.3)	5,762.0
Total liabilities and equity	$7,421.0	$17,135.9	$62,275.6	$(75,076.1)	$11,756.4

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2006

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net cash (used in) provided by operating activities	$(40.2)	$(131.0)	$405.4	$-	$234.2
Net cash used in discontinued operating activities	-	(15.9)	(2.2)	-	(18.1)

Cash flows from investing activities:
Capital expenditures	-	(17.5)	(73.4)	-	(90.9)
Acquisitions, net of cash	-	-	(28.5)	-	(28.5)
Proceeds from sale of property, plant and
equipment	-	0.5	2.6	-	3.1
Proceeds from sales and maturities of marketable securities	-	-	155.9	-	155.9
Other, net	-	-	(1.9)	-	(1.9)
Net cash (used in) provided by investing activities	-	(17.0)	54.7	-	37.7

Cash flows from financing activities:
Net change in debt	38.5	(497.8)	(27.0)	-	(486.3)
Net inter-company proceeds (payments)	94.6	453.0	(547.6)	-	-
Dividends (paid) received	(199.2)	7.4	86.8	-	(105.0)
Proceeds from the exercise of stock options	81.4	-	-	-	81.4
Purchase of treasury shares	-	-	(383.7)	-	(383.7)
Net cash provided by (used in) financing activities	15.3	(37.4)	(871.5)	-	(893.6)

Effect of exchange rate changes on cash and
cash equivalents	-	-	17.9	-	17.9

Net decrease in cash and cash equivalents	(24.9)	(201.3)	(395.7)	-	(621.9)
Cash and cash equivalents - beginning of period	25.5	207.1	648.0	-	880.6
Cash and cash equivalents - end of period	$0.6	$5.8	$252.3	$-	$258.7

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2005

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net cash (used in) provided by operating activities	$(0.8)	$159.3	$(19.6)	$-	$138.9
Net cash used in discontinued operating activities	-	(9.0)	(8.9)	-	(17.9)

Cash flows from investing activities:
Capital expenditures	-	(21.0)	(51.7)	-	(72.7)
Acquisitions, net of cash	-	-	(412.0)	-	(412.0)
Proceeds from business disposition	-	-	3.7	-	3.7
Proceeds from sale of property, plant and
equipment	-	1.5	7.5	-	9.0
Purchase of marketable securities	-	-	(6.4)	-	(6.4)
Other, net	-	-	4.5	-	4.5
Net cash used in investing activities	-	(19.5)	(454.4)	-	(473.9)

Cash flows from financing activities:
Net change in debt	298.0	(40.2)	(130.5)	-	127.3
Net inter-company (payments) proceeds	(380.6)	(736.6)	1,117.2	-	-
Dividends (paid) received	(152.9)	5.8	61.8	-	(85.3)
Proceeds from the exercise of stock options	69.5	-	-	-	69.5
Redemption of preferred stock of subsidiary	(63.3)	-	-	-	(63.3)
Purchase of treasury shares	-	-	(478.6)	-	(478.6)
Net cash (used in) provided by financing activities	(229.3)	(771.0)	569.9	-	(430.4)

Effect of exchange rate changes on cash and
cash equivalents	-	-	(11.2)	-	(11.2)

Net (decrease) increase in cash and cash equivalents	(230.1)	(640.2)	75.8	-	(794.5)
Cash and cash equivalents - beginning of period	236.8	844.1	622.2	-	1,703.1
Cash and cash equivalents - end of period	$6.7	$203.9	$698.0	$-	$908.6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II Item 1A Risk Factors in the Quarterly Report on Form 10-Q for the period ended March 31, 2006 and under Part I Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2005. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

To achieve these goals and to become a more diversified company with strong growth prospects, we have transformed our product portfolio by divesting cyclical, low-growth and asset-intensive businesses over the last few years. We continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment, rentals and attachments. We also intend to continuously improve the efficiencies, capabilities, and products and services of our high-potential businesses. We expect to use our strong operating cash flow for bolt-on acquisitions, stock buybacks, capital expenditures and dividend enhancements.

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

Most of our major end markets continued to improve during the second quarter of 2006. For the three and six months ended June 30, 2006, all business segments experienced more than 8% growth in revenues compared with the three and six months ended June 30, 2005. Improved markets, new product introductions, product mix and pricing improvements drove this increase. The Company has been able to increase prices and add surcharges to help mitigate the impact of cost inflation.

During the second half of 2006, we expect to build on the momentum of the first half of 2006, by continuing to generate revenue growth and operating performance improvements across our businesses. The Company sees continued strength in most of its worldwide markets as indicated by the significant increase in our backlog during the first half 2006. We also expect to see continued high material and energy costs, which we plan to offset by increased productivity and pricing actions. The Company generated positive cash flows from operations during the first half of 2006 and expects to continue to produce positive operating cash flows throughout the year.

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

•
The Company repurchased 9.1 million Class A common shares at a cost of $383.7 million during the first half of 2006, of which 4.9 million Class A common shares costing $220.2 million were purchased during the second quarter. Additionally, the Company repurchased 2.8 million Class A common shares in July 2006 at a total cost of $110.7 million. At July 31, 2006, the Company has an additional $602.0 million available for future purchases under the current $2.0 billion share repurchase program.

Results of Operations - Three Months Ended June 30, 2006 and 2005

	Three months ended June 30,
Dollar amounts in millions	2006	% of revenues	2005	% of revenues
Net revenues	$3,041.9		$2,759.5
Cost of goods sold	2,215.4	72.8%	2,019.1	73.2%
Selling and administrative expenses	410.0	13.5%	361.3	13.1%
Operating income	416.5	13.7%	379.1	13.7%
Interest expense	30.4		37.7
Other income (expense), net	(1.2)		10.2
Earnings before income taxes	384.9		351.6
Provision for income taxes	62.9		59.8
Earnings from continuing operations	322.0		291.8
Discontinued operations, net of tax	(8.5)		(6.4)
Net earnings	$313.5		$285.4

Diluted earnings per common share:
Earnings from continuing operations	$0.97		$0.85
Discontinued operations, net of tax	(0.02)		(0.02)
Net earnings	$0.95		$0.83

Net Revenues
Net revenues for the second quarter of 2006 increased by 10.2%, or $282.4 million, compared with the second quarter of 2005, primarily due to higher volumes and favorable product mix (7%), improved pricing (2%) and acquisitions. Volume and pricing increases were prevalent in each segment, leading to improved revenues in all major businesses, as well as revenue growth in each of the Company’s major geographic regions compared with the second quarter of 2005. The Company continues to make progress in increasing recurring revenues, which improved 11% over the second quarter of 2005.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue decreased slightly in the second quarter of 2006 compared with the second quarter of 2005, mainly due to productivity gains and increased sales, partially offset by product mix and higher material costs.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue increased slightly in the second quarter of 2006 compared with the second quarter of 2005, primarily due to $21.4 million of additional share-based compensation costs, which includes $3.4 million of expense from the implementation of Statement of Financial Accounting Standard 123(R). The Company also has increased growth investment spending in the second quarter of 2006. The 2005 expenses were favorably affected by the settlement of certain product-related litigation.

Operating Income
Operating income for the second quarter of 2006 increased by 9.9%, or $37.4 million, compared with the second quarter of 2005, mainly due to higher volumes and product mix, improved pricing and improved productivity. These favorable items were partially offset by increased material costs, productivity investment costs and selling and administrative expenses.

Interest Expense
Interest expense for the second quarter of 2006 decreased by $7.3 million from the second quarter of 2005, primarily due to a reduction in our average debt levels, as the Company repaid over $508.1 million of debt during the second quarter of 2006.

Other Income (Expense), Net
Other income (expense), net includes currency gains and losses, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income (expense), net declined $11.4 million in the second quarter of 2006 compared with the second quarter of 2005. The change is mostly attributable to an unfavorable currency impact ($6.6 million) and higher minority interest ($3.0 million).

Provision for Income Taxes
The Company’s effective tax rate was 16.3% for the second quarter of 2006, compared with 17.0% for the second quarter of 2005. The rate for the second quarter of 2006 reflects an estimated annual effective tax rate of 16.7%, net of a one-time tax benefit of $2.0 million during the quarter. The rate for the second quarter of 2005 reflected an increase in the 2005 estimated annual effective tax rate from 15.1% in the first quarter to 16.1%. The increase in the 2006 estimated annual effective tax rate compared with 2005 is primarily due to expired tax benefits in certain tax jurisdictions, as well as an increase in earnings in higher tax jurisdictions.

Discontinued Operations
	Three months ended June 30,
In millions	2006	2005
Retained costs, net of tax	$(8.7)	$(8.6)
Net gain on disposals, net of tax	0.2	2.2
Total discontinued operations, net of tax	$(8.5)	$(6.4)

Retained costs for discontinued operations mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. Increased retained costs for the second quarter of 2006 were mostly offset by a reversal of an accrual which was no longer deemed necessary of $4.9 million, net of tax. Net gain on disposals represents additional gains from previously sold businesses.

Results of Operations - Six Months Ended June 30, 2006 and 2005

	Six months ended June 30,
Dollar amounts in millions	2006	% of revenues	2005	% of revenues
Net revenues	$5,752.9		$5,218.3
Cost of goods sold	4,213.4	73.2%	3,829.8	73.4%
Selling and administrative expenses	781.9	13.6%	712.5	13.6%
Operating income	757.6	13.2%	676.0	13.0%
Interest expense	65.2		74.2
Other income (expense), net	2.6		17.4
Earnings before income taxes	695.0		619.2
Provision for income taxes	110.6		95.1
Earnings from continuing operations	584.4		524.1
Discontinued operations, net of tax	(17.7)		(15.6)
Net earnings	$566.7		$508.5

Diluted earnings per common share:
Earnings from continuing operations	$1.76		$1.52
Discontinued operations, net of tax	(0.05)		(0.05)
Net earnings	$1.71		$1.47

Net Revenues
Net revenues for the six months ended June 30, 2006 increased by 10.2%, or $534.6 million, compared with the first half of 2005, primarily due to higher volumes and favorable product mix (7%), improved pricing (2%) and acquisitions (2%). These increases were partially offset by an unfavorable currency impact on net revenue. Volume and pricing increases were prevalent in each segment, leading to improved revenues in all major businesses, as well as revenue growth in each of the Company’s major geographic regions over the comparable period of 2005. The Company continues to make progress in increasing recurring revenues, which improved 13% over the first half of 2005.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue decreased slightly for the six months ended June 30, 2006, compared with the first half of 2005, mainly due to increased sales and productivity, partially offset by higher material costs, product mix and productivity investment costs.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue for the first half of 2006 were flat compared with the first half of 2005. Selling and administrative expenses for the six months ended June 30, 2006, included a change in estimate of the Company’s allowance for doubtful accounts reserve during the first quarter of 2006, which resulted in a $20.5 million decrease in selling and administrative expenses. The change in estimate was made in light of various business and economic factors, including a significant change in the Company’s business portfolio and historical and expected write-off experience. In addition, the Company signed a new insurance policy, which limits its bad debt exposure. This benefit was more than offset by $45.2 million of additional share-based compensation costs, which includes $11.6 million of expense from the implementation of Statement of Financial Accounting Standard 123(R). The 2005 expenses were favorably affected by the settlement of certain product-related litigation.

Operating Income
Operating income for the half of 2006, increased by 12.1%, or $81.6 million, compared with the first half of 2005, mainly due to higher volumes, product mix, improved pricing and improved productivity. These positive effects were partially offset by increased material costs, productivity investment costs and selling and administrative expenses.

Interest Expense
Interest expense for the first half of 2006 decreased by $9.0 million from the first half of 2005, primarily due to a reduction in our average debt levels, as the Company repaid over $508.1 million of debt during the second quarter of 2006.

Other Income (Expense), Net
Other income (expense), net includes currency gains and losses, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income (expense), net declined $14.8 million in the first half of 2006 compared with the first half of 2005. The change is primarily attributable to an unfavorable currency impact ($18.3 million) and lower interest income ($2.8 million), partially offset by an adjustment to a product liability reserve no longer deemed necessary ($8.7 million).

Provision for Income Taxes
The Company’s effective tax rate was 15.9% for the six months ended June 30, 2006, compared with 15.4% for the six months ended June 30, 2005. The rate for the first half of 2006 reflects an estimated annual effective tax rate of 16.7%, net of one-time tax benefits of $5.5 million during the period. The rate for the first half of 2005 reflected an increase in the 2005 estimated annual effective tax rate from 15.1% in the first quarter to 16.1%. The increase in the 2006 estimated annual effective tax rate compared with 2005 is primarily due to expired tax benefits in certain tax jurisdictions, as well as an increase in earnings in higher tax jurisdictions.

Discontinued Operations

	Six months ended June 30,
In millions	2006	2005
Retained costs, net of tax	$(18.1)	$(17.9)
Net gain on disposals, net of tax	0.4	2.3
Total discontinued operations, net of tax	$(17.7)	$(15.6)

Retained costs for discontinued operations mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. Increased retained costs for the first half of 2006 were mostly offset by a reversal of an accrual which was no longer deemed necessary of $4.9 million, net of tax. Net gain on disposals represents additional gains from previously sold businesses.

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

Climate Control Technologies
Climate Control Technologies provides solutions for customers that transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, and walk-in storage coolers and freezers. The segment includes the Thermo King and Hussmann brands.

	Three months ended June 30,			Six months ended June 30,
Dollar amounts in millions	2006	2005	% change	2006	2005	% change
Net revenues	$798.0	$728.0	9.6%	$1,481.6	$1,367.4	8.4%
Operating income	88.4	83.7	5.6%	157.6	143.9	9.5%
Operating margin	11.1%	11.5%		10.6%	10.5%

Net revenues for the second quarter of 2006 increased by 9.6%, or $70.0 million, compared with the second quarter of 2005, which mainly resulted from higher volumes and product mix (7%) and improved pricing (2%). Operating income increased for the second quarter of 2006 mainly due to higher volume and product mix ($20 million) and improved pricing ($11 million). These increases were partially offset by higher material costs ($13 million) and costs associated with inventory reserves and adjustments ($11 million).

Net revenues for the first half of 2006 increased by 8.4%, or $114.2 million, compared with the first half of 2005, which mainly resulted from higher volumes and product mix (6%), as well as improved pricing and acquisitions. Operating income increased for the first half of 2006 mainly due to higher volume and product mix ($27 million) and improved pricing ($19 million). These increases were partially offset by higher material costs ($22 million) and costs associated with inventory reserves and adjustments ($11 million).

Climate Control Technologies had strong regional results for the second quarter of 2006. Revenue from North American operations increased by approximately 13% compared with the second quarter of 2005, mainly due to transport refrigeration and stationary refrigeration revenues. Sales were bolstered by the Tripac® auxiliary power unit, increased display case shipments and service and installation revenues. International revenue increased 4% compared with the second quarter of 2005, as the increase in Europe more than offset the decline in the bus air conditioning market in China.

Compact Vehicle Technologies
Compact Vehicle Technologies is engaged in the design, manufacture, sale and service of skid-steer loaders, all-wheel steer loaders, compact track loaders, compact excavators, attachments, golf vehicles and utility vehicles. The segment includes the Bobcat and Club Car brands.

	Three months ended June 30,			Six months ended June 30,
Dollar amounts in millions	2006	2005	% change	2006	2005	% change
Net revenues	$789.2	$726.7	8.6%	$1,523.7	$1,387.3	9.8%
Operating income	137.1	117.2	17.0%	258.3	225.7	14.4%
Operating margin	17.4%	16.1%		17.0%	16.3%

Net revenues for the second quarter of 2006 increased by 8.6%, or $62.5 million, compared with the second quarter of 2005, mainly attributable to higher volumes and product mix (5%) and improved pricing (3%). Operating income and margins for the second quarter of 2006 increased significantly mainly due to higher volumes and product mix ($11 million), improved pricing ($11 million) and increased productivity ($7 million). These improvements were partially offset by higher material costs ($10 million).

Net revenues for the first half of 2006 increased by 9.8%, or $136.4 million, compared with the first half of 2005, mainly attributable to higher volumes and product mix (6%) and improved pricing (3%). Operating income and margins increased for the first half of 2006 mainly due to higher volumes and product mix ($25 million), improved pricing ($20 million) and increased productivity ($17 million). These increases were partially offset by higher material costs ($20 million) and product-related costs.

Bobcat revenues increased by 7% compared with the second quarter of 2005, mainly due to increased sales of compact track loaders and mini-excavators in North America and improving compact equipment markets in Europe. Club Car revenues increased by 14% compared with the second quarter of 2005, mainly due to market share gains in golf cars and higher sales of transport and utility vehicles.

Construction Technologies
Construction Technologies is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment, attachments and portable light towers and compressors. The segment is comprised of the Utility Equipment, Road Development and Attachments businesses.

	Three months ended June 30,			Six months ended June 30,
Dollar amounts in millions	2006	2005	% change	2006	2005	% change
Net revenues	$388.5	$343.1	13.2%	$717.5	$612.6	17.1%
Operating income	53.5	41.8	28.0%	92.1	67.5	36.4%
Operating margin	13.8%	12.2%		12.8%	11.0%

Net revenues for the second quarter of 2006 increased by 13.2%, or $45.4 million, compared with the second quarter of 2005, primarily due to higher volumes and product mix (12%) and improved pricing (2%). Operating income and margins for the second quarter of 2006 increased significantly mainly due to increased productivity ($7 million), higher volumes and product mix ($7 million) and improved pricing ($5 million). These improvements were partially offset by product-related costs ($3 million), investments in new product development and productivity ($3 million) and higher material costs.

Net revenues for the first half of 2006 increased by 17.1%, or $104.9 million, compared with the first half of 2005, primarily due to higher volumes and product mix (17%) and improved pricing (2%), partially offset by the negative currency impact on net revenues. Operating income and margins for the first half of 2006 increased significantly, mainly due to higher volumes and product mix ($23 million), productivity ($13 million) and improved pricing ($11 million). These improvements were partially offset by product-related costs ($12 million), as well as higher material costs ($5 million) and investments in new product development and productivity ($4 million).

Road Development revenues for the second quarter of 2006 increased by 6%, as strong international growth was partially offset by a decline in North American sales. Utility Equipment and the Attachments business had combined revenue growth of 25% compared with the second quarter of 2005, due to strong completes and aftermarket growth across all major geographic regions.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling and energy generation systems. The segment includes the Air Solutions and Productivity Solutions businesses.

	Three months ended June 30,			Six months ended June 30,
Dollar amounts in millions	2006	2005	% change	2006	2005	% change
Net revenues	$483.3	$432.2	11.8%	$922.4	$835.7	10.4%
Operating income	63.0	59.1	6.6%	121.2	106.4	13.9%
Operating margin	13.0%	13.7%		13.1%	12.7%

Net revenues for the second quarter of 2006 increased by 11.8%, or $51.1 million, compared with the second quarter of 2005, primarily due to higher volumes and product mix (10%) and improved pricing (2%). Operating income increased for the second quarter of 2006, mainly due to improved pricing ($9 million), higher volumes and product mix ($8 million) and higher productivity ($8 million). These improvements were partially offset by higher material costs ($8 million), productivity investment spending ($3 million) and additional costs associated with a labor dispute in India and benefit costs.

Net revenues for the first half of 2006 increased by 10.4%, or $86.7 million, compared with the first half of 2005, primarily due to higher volumes and product mix (10%) and improved pricing (2%), partially offset by an unfavorable currency movement. Operating income and margins increased for the first half of 2006, mainly due to higher volumes and product mix ($15 million), increased productivity ($15 million) and improved pricing ($14 million). These improvements were partially offset by higher material costs ($15 million), productivity investment spending ($6 million) and additional costs associated with a labor dispute in India and benefit costs.

Air Solutions revenues for the second quarter of 2006 increased 12%, driven by continued strength in worldwide industrial markets supported by revenue growth in all major geographic regions. Productivity Solutions revenues for the second quarter of 2006 increased by 14% as a result of new product growth and expanding activity in the traditional industrial and fluid handling markets.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. The segment includes the Schlage, LCN and Von Duprin brands.

	Three months ended June 30,			Six months ended June 30,
Dollar amounts in millions	2006	2005	% change	2006	2005	% change
Net revenues	$582.9	$529.5	10.1%	$1,107.7	$1,015.3	9.1%
Operating income	98.0	94.9	3.3%	177.6	163.9	8.4%
Operating margin	16.8%	17.9%		16.0%	16.1%

Net revenues for the second quarter of 2006 increased by 10.1%, or $53.4 million, compared with the second quarter of 2005, mainly due to acquisitions (6%), higher volumes and product mix (2%) and improved pricing. Operating income increased in the second quarter of 2006, primarily due to productivity improvements ($9 million) and improved pricing ($8 million). These increases were partially offset by higher growth and productivity investment spending ($8 million) and higher material costs ($5 million).

Net revenues for the first half of 2006 increased by 9.1%, or $92.4 million, compared with the first half of 2005, mainly due to acquisitions (5%), higher volumes and product mix (3%) and improved pricing (2%). Operating income increased in the first half of 2006, primarily due to improved pricing ($17 million) and productivity improvements ($14 million). These increases were partially offset by higher growth and productivity investment spending ($12 million) and higher material costs ($10 million).

Net revenues grew in all regions during the second quarter of 2006. North American revenues benefited from the strong commercial market, which offset residential softness and retail slowing. International revenues were significantly higher mainly due to acquisitions made in 2005, which increased the breadth of products and customer base in Europe and Asia Pacific.

Liquidity and Capital Resources
The following table contains several key measures to gauge the Company’s financial condition and liquidity for the periods ended:

Dollar amounts in millions	June 30, 2006	December 31, 2005	June 30, 2005
Cash and cash equivalents	$258.7	$880.6	$908.6
Marketable securities	0.6	156.5	7.0
Working capital	1,110.0	1,048.5	1,075.1
Current ratio	1.4	1.3	1.3
Total debt	1,638.9	2,117.0	2,173.6
Debt-to-total capital ratio	21.1%	26.7%	27.9%

The Company’s primary source for liquidity has been operating cash flow. Net cash provided by continuing operating activities during the first half of 2006 was $234.2 million, compared with $138.9 million during the comparable period of 2005. The increase in 2006 primarily relates to increased earnings and accrued liabilities during the quarter, offset by higher accounts receivable due to increased sales and higher inventory levels.

Net cash provided by investing activities during the first half of 2006 was $37.7 million, compared with net cash used in investing activities of $473.9 million during the comparable period of 2005. The increase in investing activities is primarily attributable to the additional net cash from the sale and maturity of marketable securities of $162.3 million during the first half of 2006 and additional business acquisitions of $383.5 million during the first half of 2005.

Net cash used in financing activities during the first half of 2006 was $893.6 million compared with $430.4 million during the comparable period in 2005. The majority of the change was due to the repayment of $508.1 million of long-term debt that matured during the first half of 2006, compared with the payment of $151.2 million and issuance of $300.4 million of long-term debt during the first half of 2005. The Company also purchased Class A common shares during the second quarter of 2006 and 2005, which amounted to $383.7 million and $478.6 million, respectively. In addition, the Company issued commercial paper during the second quarter of 2006, of which $38.5 million was outstanding at June 30, 2006.

The Company’s working capital increased $61.5 million during the first half of 2006. The change was primarily due to an increase of $392.6 million in accounts receivable, an increase of $168.9 in inventory and the repayment of $508.1 million of debt which matured during the second quarter. The inventory increase was primarily related to increased volumes and increased commodity prices associated with steel and non-ferrous metals, offset by $11.0 million of inventory reserves and adjustments. These increases were mostly offset by decreases in cash and marketable securities totaling $777.8 million, as well as an increase in accounts payable.

The Company’s debt-to-total capital ratio declined from December 31, 2005 to June 30, 2006, mainly due to lower debt levels. The Company's public debt does not have financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items. As of June 30, 2006, the Company’s debt-to-total capital ratio was significantly beneath this limit.

During the six months ended June 30, 2006, currency translation adjustments resulted in a net increase of $135.8 million in shareholders’ equity due to the weakening of the U.S. dollar.

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has revised certain amounts previously reported as cash and cash equivalents to marketable securities in its 2005 condensed consolidated statement of cash flows to conform with the current year presentation. Additionally, the Company has revised its June 30, 2005 condensed consolidated statement of cash flows to separately disclose the effects of discontinued operations by cash flow activity. During the six months ended June 30, 2006 and 2005, all cash flows from discontinued operations were applicable to operating activities. The Company also reclassified its presentation of capitalized software on its December 31, 2005 condensed consolidated balance sheet from intangible assets to property, plant and equipment, to better depict the nature and intent of the investment. Concurrently, the Company revised its June 30, 2005 condensed consolidated statement of cash flows to report capitalized software purchases as an investing activity rather than an operating activity.

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

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims have been filed against Ingersoll-Rand Company (IR-New Jersey), a wholly owned subsidiary of the Company, and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the six-month period ended June 30, 2006, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $16.5 million. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation under consideration in Congress concerns pending and future asbestos-related personal injury claims. Whether and when such legislation will become law, and the final provisions of such legislation, are unknown. Consequently, the Company cannot predict with any reasonable degree of certainty what effect, if any, such legislation would have upon the Company’s financial position, results of operations or cash flows.

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

Management believes there have been no significant changes during the quarter ended June 30, 2006 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

New Accounting Standards
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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

These risks and uncertainties include, but are not limited to: fluctuations in the condition of, and the overall political landscape of, the economies in which we operate; our competitive environment; material changes in technology or technology substitution; our ability to attract, train and retain highly-qualified employees; unanticipated climatic changes; changes in governmental regulation; the costs and effects of legal and administrative proceedings; changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; currency fluctuations; our ability to complete acquisitions on financially attractive terms and successfully integrate them with our other businesses; and the impact of new accounting standards. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the second quarter of 2006. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required.

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A - Risk Factors

There have been no material changes to our risk factors and uncertainties during the second quarter of 2006. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and Part II, Item 1A, “Risk Factors,” contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its Class A common shares during the second quarter of 2006:

Period	Total number of shares purchased (000's)	Average price paid per share	Total number of shares purchased as part of program (000's)	Approximate dollar value of shares still available to be purchased under the program (000's)
4/01/2006 - 4/30/2006	-	$-	-	$932,907
5/01/2006 - 5/31/2006	3,422	45.08	3,422	778,579
6/01/2006 - 6/30/2006	1,513	43.50	1,513	712,720
Total	4,935		4,935

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

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Shareholders of the Company was held on June 7, 2006. The items voted upon by the Company’s shareholders included nominations to elect three members of the Company’s board of directors and the appointment of independent auditors. The shareholders voted as follows on the following matters:

The elections of each of the following directors to hold office for a one-year term expiring in 2007 were approved by the following votes: T.E. Martin was approved by a vote of 164,491,698 shares voting for and 84,756,332 shares withheld; P. Nachtigal was approved by a vote of 244,611,550 shares voting for and 4,636,480 shares withheld; and R.J. Swift was approved by a vote of 244,743,554 shares voting for and 4,504,476 shares withheld.

The reappointment of the Company’s independent auditors, PricewaterhouseCoopers, was approved by a vote of 245,199,415 shares voting for, 2,189,656 shares voting against, and 1,858,959 shares abstaining

Item 5 - Other Items

On August 2, 2006, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company approved certain amendments as described below to (i) the IR Executive Deferred Compensation Plan and the IR Executive Deferred Compensation Plan II (collectively, the “EDCP Plans”) and (ii) the IR-Limited Director Deferred Compensation and Stock Award Plan and the IR-Limited Director Deferred Compensation and Stock Award Plan II (collectively, the “DDCP Plans”).

Effective August 2, 2006, the Compensation Committee eliminated the provision in the EDCP Plans and the DDCP Plans making plan participants eligible to receive a 20% supplemental amount on deferrals invested for five years in the Company’s Class A common share equivalents. In addition, effective August 2, 2006, the Compensation Committee vested the previously awarded, but unvested, portions of the 20% supplemental amount awarded under the EDCP Plans and DDCP Plans.

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

INGERSOLL-RAND COMPANY LIMITED (Registrant)

Date: August 4, 2006	/s/ Timothy R. McLevish
Timothy R. McLevish, Senior Vice President and Chief Financial Officer Principal Financial Officer

Date: August 4, 2006	/s/ Richard W. Randall
Richard W. Randall, Vice President and Controller Principal Accounting Officer