Form 10-Q
period 2006-09-30
INGERSOLL RAND CO LTD
filed 2006-11-03
CIK 1160497

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
YES ☐  NO ☒

The number of Class A common shares outstanding as of October 31, 2006 was 306,605,491.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

	Item 1 - Financial Statements

	Condensed Consolidated Income Statement for the three and nine months
	ended September 30, 2006 and 2005	3

	Condensed Consolidated Balance Sheet at September 30, 2006 and
	December 31, 2005	4

	Condensed Consolidated Statement of Cash Flows for the nine months
	ended September 30, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6-23

	Item 2 - Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24

	Item 3 - Quantitative and Qualitative Disclosures about Market Risk	39

	Item 4 - Controls and Procedures	39

PART II	OTHER INFORMATION

	Item 1 - Legal Proceedings	39

	Item 1A - Risk Factors	40

	Item 2 - Unregistered Sales of Securities and Use of Proceeds	40

	Item 6 - Exhibits	41

SIGNATURES		42

CERTIFICATIONS

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In millions, except per share amounts	2006	2005	2006	2005

Net revenues	$2,766.0	$2,615.3	$8,518.9	$7,833.6
Cost of goods sold	2,043.9	1,920.7	6,257.3	5,750.4
Selling and administrative expenses	364.4	354.6	1,146.3	1,067.1
Operating income	357.7	340.0	1,115.3	1,016.1
Interest expense	(31.0)	(35.5)	(96.2)	(109.8)
Other income (expense), net	(0.3)	9.6	2.2	27.0
Earnings before income taxes	326.4	314.1	1,021.3	933.3
Provision for income taxes	72.4	58.0	182.9	153.1
Earnings from continuing operations	254.0	256.1	838.4	780.2
Discontinued operations, net of tax	(10.2)	(1.9)	(27.8)	(17.5)
Net earnings	$243.8	$254.2	$810.6	$762.7

Basic earnings per common share:
Earnings from continuing operations	$0.80	$0.76	$2.59	$2.30
Discontinued operations, net of tax	(0.03)	-	(0.09)	(0.05)
Net earnings	$0.77	$0.76	$2.50	$2.25

Diluted earnings per common share:
Earnings from continuing operations	$0.79	$0.75	$2.56	$2.27
Discontinued operations, net of tax	(0.03)	-	(0.08)	(0.05)
Net earnings	$0.76	$0.75	$2.48	$2.22

Dividends per common share	$0.18	$0.16	$0.50	$0.41

See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$265.4	$880.6
Marketable securities	0.9	156.5
Accounts and notes receivable, less allowance of
$22.9 in 2006 and $47.6 in 2005	2,017.3	1,679.0
Inventories	1,386.7	1,128.8
Prepaid expenses and deferred income taxes	368.2	403.3
Total current assets	4,038.5	4,248.2

Property, plant and equipment, net	1,231.4	1,157.5
Goodwill	4,542.1	4,433.4
Intangible assets, net	715.6	717.0
Other assets	1,252.3	1,200.3
Total assets	$11,779.9	$11,756.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$962.7	$812.5
Accrued compensation and benefits	392.3	401.4
Accrued expenses and other current liabilities	1,106.1	1,053.1
Current maturities of long-term debt and loans payable	908.4	932.7
Total current liabilities	3,369.5	3,199.7

Long-term debt	1,171.1	1,184.3
Postemployment and other benefit liabilities	992.8	1,000.9
Other noncurrent liabilities	566.5	609.5
Total liabilities	6,099.9	5,994.4

Shareholders' equity:
Class A common shares	308.9	330.7
Other shareholders' equity	5,349.1	5,558.9
Accumulated other comprehensive income (loss)	22.0	(127.6)
Total shareholders' equity	5,680.0	5,762.0
Total liabilities and shareholders' equity	$11,779.9	$11,756.4

See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
In millions	2006	2005
Cash flows from operating activities:
Net earnings	$810.6	$762.7
Loss from discontinued operations, net of tax	27.8	17.5
Adjustments to arrive at net cash used in operating activities:
Depreciation and amortization	145.8	144.1
Share-based compensation	26.8	(2.9)
Changes in other assets and liabilities, net	(397.8)	(439.8)
Other, net	(71.0)	(34.4)
Net cash provided by continuing operating activities	542.2	447.2
Net cash used in discontinued operating activities (revised)	(28.5)	(29.2)

Cash flows from investing activities:
Capital expenditures	(146.4)	(106.0)
Acquisitions, net of cash	(49.7)	(518.0)
Proceeds from business disposition	-	9.4
Proceeds from sales and maturities of marketable securities	155.9	0.6
Purchase of marketable securities	(0.3)	(150.1)
Proceeds from sale of property, plant and equipment	11.3	10.6
Other, net	(2.4)	6.8
Net cash used in continuing investing activities	(31.6)	(746.7)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	464.2	(21.8)
Proceeds from long-term debt	2.2	300.4
Payments of long-term debt	(511.8)	(152.2)
Net change in debt	(45.4)	126.4
Dividends paid	(162.5)	(139.2)
Proceeds from exercise of stock options	84.2	78.3
Redemption of preferred stock of subsidiary	-	(73.6)
Purchase of treasury shares	(994.0)	(623.8)
Net cash used in continuing financing activities	(1,117.7)	(631.9)

Effect of exchange rate changes on cash and cash equivalents	20.4	(10.4)

Net decrease in cash and cash equivalents	(615.2)	(971.0)
Cash and cash equivalents - beginning of period	880.6	1,703.1
Cash and cash equivalents - end of period	$265.4	$732.1

See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to fairly state the consolidated unaudited financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2005.

In the first quarter of 2006, the Company changed its estimate of the allowance for doubtful accounts in light of various business and economic factors, including a significant change in its business portfolio and historical and expected write-off experience. In addition, the Company purchased a new insurance policy which limits its bad debt exposure. As a result of the change in estimate, the Company reduced its allowance in the first quarter of 2006 by $20.5 million, or $17.1 million after-tax, which increased diluted earnings per share by $0.05. The impact to the second and third quarter of 2006 associated with this change was immaterial.

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has revised certain amounts previously reported as cash and cash equivalents to marketable securities in its 2005 condensed consolidated statement of cash flows to conform with the current year presentation. Additionally, the Company has revised its September 30, 2005 condensed consolidated statement of cash flows to separately disclose the effects of discontinued operations by cash flow activity. During the nine months ended September 30, 2006 and 2005, all cash flows from discontinued operations were applicable to operating activities. The Company also reclassified its presentation of capitalized software on its December 31, 2005 condensed consolidated balance sheet from intangible assets to property, plant and equipment, to better depict the nature and intent of the investment. Concurrently, the Company revised its September 30, 2005 condensed consolidated statement of cash flows to report capitalized software purchases as an investing activity rather than an operating activity.

On October 2, 2006, Ingersoll-Rand Company Limited announced to its shareholders that its board of directors declared a quarterly dividend of 18 cents per Class A common share, payable on December 1, 2006, to shareholders of record on November 13, 2006. The Company will be accruing, and subsequently paying, the dividend during the fourth quarter or 2006.

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

Prior to the adoption, the Company had accounted for stock option plans under the recognition and measurement principles of Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (APB 25). Compensation expense was not recognized for employee stock options because they were granted with strike prices that were not less than the fair market value of the Company’s stock at the date of the grant. Compensation expense was recorded for other share-based payments primarily including stock appreciation rights (SARs), performance shares, deferred compensation and management incentive units awards. The Company’s Incentive Stock Plans authorize the Company to issue stock options and other share-based incentives. The total shares authorized by the board of directors was 60.0 million, of which 17.0 million remains available for future incentive awards.

Stock Options

On December 7, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting of all outstanding and unvested stock options under the Company’s stock plan for active employees, effective December 31, 2005. As a result of the acceleration, 9.7 million stock options became exercisable, with exercise prices ranging from $19.53 to $39.85, and a weighted-average exercise price of $34.95. In addition to the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the stock options were changed to prohibit transfers of any shares acquired through the exercise of these accelerated options until the earlier of (i) the original vesting date of the option or (ii) termination of employment, retirement, death or disability. The charge associated with the acceleration of vesting was approximately $1 million, which was recorded in the fourth quarter of 2005 and represents the intrinsic value for the estimated number of stock options that would have been forfeited had the acceleration not occurred. Stock options issued after January 1, 2006, generally vest ratably over a three-year period from their date of grant and expire at the end of 10 years.

There were no stock options granted during the three months ended September 30, 2006. The average fair value of stock options granted during the nine months ended September 30, 2006 was $10.42, using the Black-Scholes option-pricing model, with the following assumptions at the grant date:

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

Changes in options outstanding under the plans are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2005	19,882,476	29.26
Granted	3,300,190	39.33
Exercised	(3,307,232)	25.43
Cancelled	(241,402)	38.67
Outstanding September 30, 2006	19,634,032	$31.50	$135.6	6.4
Exercisable September 30, 2006	16,232,770	$29.92	$134.5	6.0

The following table summarizes information concerning currently outstanding and exercisable options:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding at September 30, 2006	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at September 30, 2006	Weighted- average exercise price
$15.00 - $ 20.00	2,149,232	5.7	$19.49	2,149,232	$19.49
20.01 - 25.00	3,099,997	4.0	21.55	3,099,997	21.55
25.01 - 30.00	1,609,281	2.7	26.17	1,609,281	26.17
30.01 - 35.00	4,530,353	6.3	32.26	4,354,781	32.26
35.01 - 40.00	8,217,169	8.3	38.97	5,019,479	38.70
40.01 - 45.00	28,000	9.7	41.80	-	-
$16.83 - $ 43.16	19,634,032	6.4	$31.50	16,232,770	$29.92

At September 30, 2006, there was $17.2 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is related to unvested shares of nonretirement eligible employees. This compensation will be recognized over the required service period, which is generally the three-year vesting period. The aggregate intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $1.3 million and $6.0 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $58.9 million and $60.8 million, respectively.

SARs

SARs generally vest ratably over a three-year period from the date of grant and expire at the end of ten years. Effective August 2, 2006, all exercised SARs will be settled in the Company’s Class A common shares. Previously, exercised SARs were paid in cash. The following table summarizes the information for currently outstanding SARs:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2005	1,769,134	30.05
Granted	386,420	39.30
Exercised	(309,476)	24.58
Cancelled	(128,446)	35.05
Outstanding September 30, 2006	1,717,632	$33.04	$9.4	7.2
Exercisable September 30, 2006	841,415	$27.95	$8.6	5.9

Performance Shares

The Company has a performance share program for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares and the award is paid in cash.

Deferred Compensation

The Company allows key employees and non-employee directors to defer a portion of their eligible compensation into a number of investment choices, including Class A common share equivalents. The portion deferred into Class A common share equivalents is currently subject to market fluctuations based on the Company’s share price. Effective August 2, 2006, the Compensation Committee eliminated the provision in the deferred compensation plans making plan participants eligible to receive a 20% supplemental amount on deferrals invested for five years in the Company's Class A common share equivalents. In addition, effective August 2, 2006, the Compensation Committee vested the previously awarded, but unvested, portions of the 20% supplemental amount awarded under the deferred compensation plans.

Other Plans

The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on Class A common shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participants’ account in the form of Class A common share equivalents. The fair value of accumulated common share equivalents is paid in cash upon the participants’ retirement. The number of common share equivalents credited to participants’ accounts at September 30, 2006 is 280,215. Stock grants were issued prior to February 2000 as an incentive plan for the Company with varying vesting periods. At September 30, 2006, there were 270,148 stock grants outstanding, all of which were vested. Effective August 2, 2006, all remaining stock grants will be settled in the Company’s Class A common shares.

Compensation Expense

Share-based compensation expense is included in selling and administrative expenses. The following table summarizes the expenses recognized:

	Three months ended September 30,		Nine months ended September 30,
In millions	2006	2005	2006	2005
Stock options	$2.2	$-	$13.7	$-
SARs	(1.3)	3.0	4.8	(1.0)
Performance shares	1.1	1.2	10.2	1.0
Deferred compensation	(6.8)	4.1	(1.1)	(2.5)
Other	(1.6)	0.8	(0.8)	(0.4)
Pre-tax (income) expense	(6.4)	9.1	26.8	(2.9)
Tax benefit (expense)	2.4	(3.5)	(10.3)	1.1
After tax (income) expense	(4.0)	5.6	16.5	(1.8)

Compensation expense was recognized during the three and nine months ended September 30, 2006, for all share-based option awards granted since January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R). The effect of the adoption for the three and nine months ended September 30, 2006, is disclosed in the table above. The Company did not recognize any excess tax benefits from the exercise of options for the three and nine months ended September 30, 2006.

In August 2006, the Company entered into two total return swaps (the "Swaps") to hedge the Company's exposure to changes in its share-based compensation expense. The Swaps meet the definition of a derivative financial instrument, and are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The aggregate notional amount of the Swaps is approximately $52.6 million, and the fair value of the Swaps was $0.5 million as of September 30, 2006. For the three and nine months ended September 30, 2006, the Company recorded income of $0.5 million within Selling and Administrative expenses, which represented the change in the fair value of the Swaps for the periods.

The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the three and nine months ended September 30, 2005:

In millions, except per share amounts	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net earnings, as reported	$254.2	$762.7
Add (Deduct): Stock-based employee compensation
(income) expense included in reported net
income, net of tax	5.6	(1.8)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	13.6	22.3
Pro forma net earnings	$246.2	$738.6

Basic earnings per share:
As reported	$0.76	$2.25
Pro forma	0.73	2.17

Diluted earnings per share:
As reported	$0.75	$2.22
Pro forma	0.73	2.15

The average fair value of stock options granted during the three and nine months ended September 30, 2005 was $12.30 and $12.68, using the Black-Scholes option-pricing model, with the following assumptions at the grant date:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Dividend yield	1.30%	1.27%
Volatility	35.61%	34.63%
Risk-free rate of return	3.60%	3.52%
Expected life	5 years	5 years

Note 3 - Inventories

Inventories are stated at the lower of cost or market. Most U.S. manufactured inventories, excluding the Climate Control Technologies segment, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories is as follows:

In millions	September 30, 2006	December 31, 2005
Raw materials and supplies	$478.8	$436.3
Work-in-process	239.4	193.4
Finished goods	805.2	622.4
	1,523.4	1,252.1
Less - LIFO reserve	136.7	123.3
Total	$1,386.7	$1,128.8

Note 4 - Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,
In millions	2006	2005	2006	2005
Retained costs, net of tax	$(10.4)	$(9.8)	$(28.5)	$(27.8)
Net gain on disposals, net of tax	0.2	7.9	0.7	10.3
Total discontinued operations, net of tax	$(10.2)	$(1.9)	$(27.8)	$(17.5)

Retained costs for discontinued operations mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. Net gain on disposals represents additional gains from previously sold businesses. Increased net gain on disposals for the three and nine months ended September 30, 2005, primarily represents the resolution of tax matters from the divestiture of Dresser-Rand, a former business of the Company.

Note 5 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

In millions	Climate Control Technologies	Compact Vehicle Technologies	Construction Technologies	Industrial Technologies	Security Technologies	Total
Balance at December 31, 2005	$2,514.2	$794.5	$111.7	$137.4	$875.6	$4,433.4
Acquisitions	1.0	-	0.3	11.8	17.6	30.7
Translation	35.1	2.7	1.1	3.5	35.6	78.0
Balance at September 30, 2006	$2,550.3	$797.2	$113.1	$152.7	$928.8	$4,542.1

The Company initially records to goodwill the excess of the purchase price over the preliminary valuation of the net assets acquired. Once the final valuation has been performed for each acquisition, the Company may record an adjustment to goodwill.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	September 30, 2006		December 31, 2005
In millions	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	$490.9	$69.8	$484.0	$58.6
Trademarks	93.5	8.6	93.7	5.3
Patents	37.9	25.1	36.6	23.5
Other	49.2	21.9	55.4	20.7
Total amortizable intangible assets	671.5	125.4	669.7	108.1
Total indefinite lived intangible assets - trademarks	169.5	-	155.4	-
Total	$841.0	$125.4	$825.1	$108.1

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

Intangible asset amortization expense for the three months ended September 30, 2006 and 2005 was $6.1 million and $6.7 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2006 and 2005 was $19.2 million and $19.2 million, respectively. Estimated intangible asset amortization expense for each of the next five fiscal years is expected to approximate $30 million.

Note 6 - Weighted-Average Common Shares

Information on basic and diluted shares is as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2006	2005	2006	2005
Weighted-average number of basic shares	317.2	335.8	323.9	339.7
Shares issuable under incentive stock plans	2.7	3.5	3.3	3.8
Weighted-average number of diluted shares	319.9	339.3	327.2	343.5
Anti-dilutive shares	9.1	0.1	-	0.1

Note 7 - Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2006	2005	2006	2005
Net earnings	$243.8	$254.2	$810.6	$762.7
Other comprehensive income (loss):
Foreign currency translation adjustment	23.5	(16.0)	159.2	(235.0)
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax	1.4	(0.7)	(5.8)	5.4
Unrealized gain (loss) on marketable securities,
net of tax	(3.5)	-	(3.8)	-
Comprehensive income	$265.2	$237.5	$960.2	$533.1

Included in accumulated other comprehensive income at September 30, 2006, is $2.8 million related to the fair value of currency derivatives and $9.7 million related to interest rate locks, both of which qualified as cash flow hedges. The amounts expected to be reclassified to earnings over the next twelve months are $2.8 million and $0.9 million, respectively. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions.

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

Environmental remediation costs are determined on a site-by-site basis and accruals are made when it is probable a liability exists and the cost can be estimated reasonably. The Company estimates the amount of recurring and non-recurring costs at each site using internal and external experts. In arriving at cost estimates the following factors are considered: the type of contaminant, the stage of clean-up, applicable law and existing technology. These estimates, and the resultant accruals, are reviewed and updated quarterly to reflect changes in facts and law. The Company does not discount its liability or assume any insurance recoveries when environmental liabilities are recorded.

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against Ingersoll-Rand Company (IR-New Jersey), a wholly owned subsidiary of the Company, and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the nine-month period ended September 30, 2006, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $23.3 million. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

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

On October 6, 2006, the Company received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to the Company's tax filings in connection with an audit of the 1998 through 2000 tax years. The principal proposed adjustments consist of the disallowance of certain capital losses taken in the Company's tax returns in 1999 and 2000. The disallowance would result in additional taxes and penalties of approximately $155 million, plus interest through September 30, 2006 of approximately $62 million. The Company disputes the IRS's position and intends to contest the proposed disallowance. The Company added approximately $27 million ($0.08 per dilutive share) to its previously established reserves, as a charge in the quarter ended September 30, 2006. After taking this charge into account, the Company believes that it has adequately reserved for the ultimate resolution of this issue. Should the IRS prevail in its disallowance of the capital losses and imposition of penalties and interest, it would result in a cash outflow of approximately $155 million, plus interest through the payment date. The issues raised in the notice are not related to the Company's reorganization in Bermuda, which was effective December 31, 2001.

The Company sells products on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $16.6 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal and, historically, only immaterial losses have been incurred related to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

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

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $4.4 million at September 30, 2006. These amounts are not accrued as the Company intends on exporting the product to another country for final sale.

In connection with the disposition of certain businesses and facilities the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition. Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

The following table represents the changes in the product warranty liability for the nine months ended September 30, respectively:

In millions	2006	2005
Balance at the beginning of period	$183.5	$190.5
Reductions for payments	(72.9)	(64.1)
Accruals for warranties issued during the period	75.7	57.7
Changes to accruals related to preexisting warranties	2.8	9.2
Acquisitions	0.3	1.1
Translation	3.2	(4.1)
Balance at the end of period	$192.6	$190.3

Note 9 - Postretirement Benefits Other Than Pensions

The Company sponsors several postretirement plans that cover certain eligible employees. These plans provide for health care benefits and, in some instances, life insurance benefits. Postretirement health plans generally are contributory and contributions are adjusted annually. Life insurance plans for retirees are primarily noncontributory. The Company funds the postretirement benefit costs on a pay-as-you-go basis. The components of net periodic postretirement benefits cost for the three and nine months ended September 30, were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2006	2005	2006	2005
Service cost	$3.5	$2.5	$8.9	$7.4
Interest cost	14.1	13.5	41.3	40.5
Net amortization and deferral losses	2.1	2.5	9.3	7.6
Net postretirement benefit expense	$19.7	$18.5	$59.5	$55.5

Note 10 - Pension Plans

The Company has noncontributory pension plans covering substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula. The Company’s U.S. collectively bargained pension plans principally provide benefits based on flat benefit formulas. Non-U.S. plans generally provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees. The components of the Company’s pension-related costs for the three and nine months ended September 30, include the following:

	Three months ended September 30,		Nine months ended September 30,
In millions	2006	2005	2006	2005
Service cost	$12.0	$13.4	$40.8	$39.4
Interest cost	40.2	40.0	120.4	120.4
Expected return on plan assets	(55.2)	(53.2)	(163.8)	(160.8)
Net amortization of unrecognized:
Prior service costs	2.9	2.2	7.1	6.4
Transition amount	0.2	0.2	0.6	0.7
Plan net losses	5.7	5.8	19.0	16.9
Net pension cost	5.8	8.4	24.1	23.0
Curtailment/settlement losses	0.1	0.7	0.1	2.8
Net pension cost after curtailments/settlements	$5.9	$9.1	$24.2	$25.8

The Company contributed $18.2 million in required contributions and $3.8 million in discretionary contributions during the nine months ended September 30, 2006. The Company contributed $18.8 million in required contributions and $11.4 million in discretionary contributions to its pension plans during the nine months ended September 30, 2005.

Note 11 - Business Segment Information

The Company classifies its business into five reportable segments based on industry and market focus: Climate Control Technologies, Compact Vehicle Technologies, Construction Technologies, Industrial Technologies and Security Technologies. A summary of operations by reportable segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2006	2005	2006	2005
Net revenues
Climate Control Technologies	$825.6	$723.0	$2,307.2	$2,090.4
Compact Vehicle Technologies	539.5	636.6	2,063.2	2,023.9
Construction Technologies	325.1	291.7	1,042.6	904.3
Industrial Technologies	486.3	437.3	1,408.7	1,273.0
Security Technologies	589.5	526.7	1,697.2	1,542.0
Total	$2,766.0	$2,615.3	$8,518.9	$7,833.6

Operating income (loss)
Climate Control Technologies	$103.7	$81.9	$261.3	$225.8
Compact Vehicle Technologies	62.9	92.7	321.2	318.4
Construction Technologies	34.2	26.8	126.3	94.3
Industrial Technologies	62.9	61.0	184.1	167.4
Security Technologies	105.0	101.7	282.6	265.6
Unallocated corporate expense	(11.0)	(24.1)	(60.2)	(55.4)
Total	$357.7	$340.0	$1,115.3	$1,016.1

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

Condensed Consolidating Income Statement
For the three months ended September 30, 2006

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated

Net revenues	$-	$380.2	$2,385.8	$-	$2,766.0
Cost of goods sold	-	283.0	1,760.9	-	2,043.9
Selling and administrative expenses	2.2	76.4	285.8	-	364.4
Operating income (loss)	(2.2)	20.8	339.1	-	357.7
Equity earnings in affiliates (net of tax)	265.0	127.2	36.8	(429.0)	-
Interest expense	(8.8)	(15.5)	(6.7)	-	(31.0)
Intercompany interest and fees, net	(8.2)	(121.9)	130.1	-	-
Other income (expense), net	(2.0)	34.0	(32.3)	-	(0.3)
Earnings before income taxes	243.8	44.6	467.0	(429.0)	326.4
(Benefit) provision for income taxes	-	1.6	70.8	-	72.4
Earnings (loss) from continuing operations	243.8	43.0	396.2	(429.0)	254.0
Discontinued operations, net of tax	-	(6.2)	(4.0)	-	(10.2)
Net earnings (loss)	$243.8	$36.8	$392.2	$(429.0)	$243.8

Condensed Consolidating Income Statement
For the nine months ended September 30, 2006

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net revenues	$-	$1,207.5	$7,311.4	$-	$8,518.9
Cost of goods sold	-	903.9	5,353.4	-	6,257.3
Selling and administrative expenses	13.8	255.9	876.6	-	1,146.3
Operating income (loss)	(13.8)	47.7	1,081.4	-	1,115.3
Equity earnings in affiliates (net of tax)	870.9	445.2	101.4	(1,417.5)	-
Interest expense	(17.2)	(59.9)	(19.1)	-	(96.2)
Intercompany interest and fees, net	(26.8)	(477.6)	504.4	-	-
Other income (expense), net	(2.5)	56.1	(51.4)	-	2.2
Earnings before income taxes	810.6	11.5	1,616.7	(1,417.5)	1,021.3
(Benefit) provision for income taxes	-	(112.1)	295.0	-	182.9
Earnings (loss) from continuing operations	810.6	123.6	1,321.7	(1,417.5)	838.4
Discontinued operations, net of tax	-	(22.2)	(5.6)	-	(27.8)
Net earnings (loss)	$810.6	$101.4	$1,316.1	$(1,417.5)	$810.6

Condensed Consolidating Income Statement
For the three months ended September 30, 2005

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net revenues	$-	$418.9	$2,196.4	$-	$2,615.3
Cost of goods sold	-	325.6	1,595.1	-	1,920.7
Selling and administrative expenses	-	82.4	272.2	-	354.6
Operating income	-	10.9	329.1	-	340.0
Equity earnings in affiliates (net of tax)	266.7	172.8	100.5	(540.0)	-
Interest expense	(3.4)	(25.7)	(6.4)	-	(35.5)
Intercompany interest and fees, net	(8.2)	(108.9)	117.1	-	-
Other income (expense), net	(0.9)	11.7	(1.2)	-	9.6
Earnings before income taxes	254.2	60.8	539.1	(540.0)	314.1
(Benefit) provision for income taxes	-	(44.3)	102.3	-	58.0
Earnings (loss) from continuing operations	254.2	105.1	436.8	(540.0)	256.1
Discontinued operations, net of tax	-	(4.6)	2.7	-	(1.9)
Net earnings (loss)	$254.2	$100.5	$439.5	$(540.0)	$254.2

Condensed Consolidating Income Statement
For the nine months ended September 30, 2005

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net revenues	$-	$1,229.9	$6,603.7	$-	$7,833.6
Cost of goods sold	-	953.6	4,796.8	-	5,750.4
Selling and administrative expenses	-	233.6	833.5	-	1,067.1
Operating income	-	42.7	973.4	-	1,016.1
Equity earnings in affiliates (net of tax)	796.9	448.0	238.5	(1,483.4)	-
Interest expense	(5.3)	(80.1)	(24.4)	-	(109.8)
Intercompany interest and fees, net	(28.7)	(300.9)	329.6	-	-
Other income (expense), net	(0.2)	39.4	(12.2)	-	27.0
Earnings before income taxes	762.7	149.1	1,504.9	(1,483.4)	933.3
(Benefit) provision for income taxes	-	(102.4)	255.5	-	153.1
Earnings (loss) from continuing operations	762.7	251.5	1,249.4	(1,483.4)	780.2
Discontinued operations, net of tax	-	(13.0)	(4.5)	-	(17.5)
Net earnings (loss)	$762.7	$238.5	$1,244.9	$(1,483.4)	$762.7

Condensed Consolidating Balance Sheet
September 30, 2006

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Current assets:
Cash and cash equivalents	$-	$28.6	$236.8	$-	$265.4
Marketable securities	-	-	0.9	-	0.9
Accounts and notes receivable, net	0.4	314.4	1,702.5	-	2,017.3
Inventories, net	-	205.2	1,181.5	-	1,386.7
Prepaid expenses and deferred income taxes	1.1	69.8	297.3	-	368.2
Accounts and notes receivable affiliates	940.6	3,216.7	24,444.8	(28,602.1)	-
Total current assets	942.1	3,834.7	27,863.8	(28,602.1)	4,038.5

Investment in affiliates	7,277.9	11,893.3	29,998.9	(49,170.1)	-
Property, plant and equipment, net	-	280.5	950.9	-	1,231.4
Intangible assets, net	-	81.2	5,176.5	-	5,257.7
Other assets	1.7	879.8	370.8	-	1,252.3
Total assets	$8,221.7	$16,969.5	$64,360.9	$(77,772.2)	$11,779.9

Current liabilities:
Accounts payable and accruals	$9.7	$502.4	$1,949.0	$-	$2,461.1
Current maturities of long-term debt
and loans payable	485.0	356.9	66.5	-	908.4
Accounts and note payable affiliates	799.4	6,574.3	21,228.4	(28,602.1)	-
Total current liabilities	1,294.1	7,433.6	23,243.9	(28,602.1)	3,369.5

Long-term debt	299.0	651.3	220.8	-	1,171.1
Notes payable affiliates	750.0	2,897.4	-	(3,647.4)	-
Other noncurrent liabilities	198.6	1,462.2	(101.5)	-	1,559.3
Total liabilities	2,541.7	12,444.5	23,363.2	(32,249.5)	6,099.9

Shareholders' equity:
Class A common shares	364.0	-	(55.1)	-	308.9
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,362.6	5,113.9	42,803.5	(51,930.9)	5,349.1
Accumulated other comprehensive income (loss)	343.4	(153.2)	111.2	(279.4)	22.0
	10,340.6	4,960.7	45,222.4	(54,843.7)	5,680.0
Less: Contra account	(4,660.6)	(435.7)	(4,224.7)	9,321.0	-
Total shareholders' equity	5,680.0	4,525.0	40,997.7	(45,522.7)	5,680.0
Total liabilities and equity	$8,221.7	$16,969.5	$64,360.9	$(77,772.2)	$11,779.9

Condensed Consolidating Balance Sheet
December 31, 2005

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Current assets:
Cash and cash equivalents	$25.5	$207.1	$648.0	$-	$880.6
Marketable securities	-	-	156.5	-	156.5
Accounts and notes receivable, net	1.3	311.8	1,365.9	-	1,679.0
Inventories, net	-	188.9	939.9	-	1,128.8
Prepaid expenses and deferred income taxes	-	62.1	341.2	-	403.3
Accounts and notes receivable affiliates	299.6	3,660.9	22,687.9	(26,648.4)	-
Total current assets	326.4	4,430.8	26,139.4	(26,648.4)	4,248.2

Investment in affiliates	7,092.7	11,440.6	29,894.4	(48,427.7)	-
Property, plant and equipment, net	-	291.6	865.9	-	1,157.5
Intangible assets, net	-	118.9	5,031.5	-	5,150.4
Other assets	1.9	854.0	344.4	-	1,200.3
Total assets	$7,421.0	$17,135.9	$62,275.6	$(75,076.1)	$11,756.4

Current liabilities:
Accounts payable and accruals	$5.8	$561.2	$1,700.0	$-	$2,267.0
Current maturities of long-term debt
and loans payable	-	849.4	83.3	-	932.7
Accounts and note payable affiliates	956.6	5,870.1	19,821.7	(26,648.4)	-
Total current liabilities	962.4	7,280.7	21,605.0	(26,648.4)	3,199.7

Long-term debt	298.9	658.1	227.3	-	1,184.3
Notes payable affiliates	300.0	3,347.4	-	(3,647.4)	-
Other noncurrent liabilities	97.7	1,389.0	123.7	-	1,610.4
Total liabilities	1,659.0	12,675.2	21,956.0	(30,295.8)	5,994.4

Shareholders' equity:
Class A common shares	360.8	-	(30.1)	-	330.7
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,740.2	5,066.6	42,376.2	(51,624.1)	5,558.9
Accumulated other comprehensive income (loss)	193.9	(158.7)	(33.2)	(129.6)	(127.6)
	10,565.5	4,907.9	44,675.7	(54,387.1)	5,762.0
Less: Contra account	(4,803.5)	(447.2)	(4,356.1)	9,606.8	-
Total shareholders' equity	5,762.0	4,460.7	40,319.6	(44,780.3)	5,762.0
Total liabilities and equity	$7,421.0	$17,135.9	$62,275.6	$(75,076.1)	$11,756.4

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2006

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net cash provided by (used in) continuing operating
activities	$(64.8)	$(191.3)	$798.3	$-	$542.2
Net cash used in discontinued operating activities	-	(22.3)	(6.2)	-	(28.5)

Cash flows from investing activities:
Capital expenditures	-	(40.6)	(105.8)	-	(146.4)
Acquisitions, net of cash	-	(11.8)	(37.9)	-	(49.7)
Proceeds from sale of property, plant and
equipment	-	0.9	10.4	-	11.3
Purchase of marketable securities	-	-	(0.3)	-	(0.3)
Proceeds from sales and maturities of marketable
securities	-	-	155.9	-	155.9
Other, net	-	-	(2.4)	-	(2.4)
Net cash provided by (used in) continuing investing
activities	-	(51.5)	19.9	-	(31.6)

Cash flows from financing activities:
Net change in debt	485.0	(499.6)	(30.8)	-	(45.4)
Net inter-company proceeds (payments)	(224.5)	574.7	(350.2)	-	-
Dividends (paid) received	(305.4)	11.5	131.4	-	(162.5)
Proceeds from the exercise of stock options	84.2	-	-	-	84.2
Purchase of treasury shares	-	-	(994.0)	-	(994.0)
Net cash provided by (used in) continuing financing
activities	39.3	86.6	(1,243.6)	-	(1,117.7)

Effect of exchange rate changes on cash and
cash equivalents	-	-	20.4	-	20.4

Net decrease in cash and cash equivalents	(25.5)	(178.5)	(411.2)	-	(615.2)
Cash and cash equivalents - beginning of period	25.5	207.1	648.0	-	880.6
Cash and cash equivalents - end of period	$-	$28.6	$236.8	$-	$265.4

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2005

In millions	IR- Limited	IR- New Jersey	Other Subsidiaries	Consolidating Adjustments	IR-Limited Consolidated
Net cash provided by (used in) continuing operating activities	$1.1	$(791.8)	$1,237.9	$-	$447.2
Net cash used in discontinued operating activities	-	(14.6)	(14.6)		(29.2)

Cash flows from investing activities:
Capital expenditures	-	(36.0)	(70.0)	-	(106.0)
Acquisitions, net of cash	-	-	(518.0)	-	(518.0)
Proceeds from business disposition	-	-	9.4	-	9.4
Proceeds from sale of property, plant and
equipment	-	1.5	9.1	-	10.6
Purchase of marketable securities	-	(150.1)	-	-	(150.1)
Proceeds from the sales and maturities of marketable
securities	-	-	0.6	-	0.6
Other, net	-	3.7	3.1	-	6.8
Net cash used in continuing investing activities	-	(180.9)	(565.8)	-	(746.7)

Cash flows from financing activities:
Net change in debt	297.4	(40.2)	(130.8)	-	126.4
Net inter-company (payments) proceeds	(274.0)	405.4	(131.4)	-	-
Dividends (paid) received	(250.1)	9.5	101.4	-	(139.2)
Proceeds from the exercise of stock options	78.3	-	-	-	78.3
Redemption of preferred stock of subsidiary	(73.6)	-	-	-	(73.6)
Purchase of treasury shares	-	-	(623.8)	-	(623.8)
Net cash provided by (used in) continuing financing activities	(222.0)	374.7	(784.6)	-	(631.9)

Effect of exchange rate changes on cash and
cash equivalents	-	-	(10.4)	-	(10.4)

Net (decrease) increase in cash and cash equivalents	(220.9)	(612.6)	(137.5)	-	(971.0)
Cash and cash equivalents - beginning of period	236.8	844.1	622.2	-	1,703.1
Cash and cash equivalents - end of period	$15.9	$231.5	$484.7	$-	$732.1

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

Trends and Economic Events

We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry, or the economy of any single country, on the consolidated operating results. Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. The Company monitors key competitors and customers to gauge relative performance and the outlook for the future. In addition, our order rates are indicative of future revenue and thus a key measure of anticipated short-term performance. In those industry segments where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

Our revenues for the first nine months of 2006 have increased approximately 9% versus the comparable period in 2005. Improved markets, new product introductions, product mix and pricing improvements drove this growth. The Company has been able to increase prices and add surcharges to help mitigate the impact of cost inflation for the nine months ended September 30, 2006. We also expect to see continued high material and energy costs, which we plan to offset by increased productivity and pricing actions. The Company generated positive cash flows from operations during the first nine months of 2006 and expects to continue to produce positive operating cash flows through the end of the year.

The Company’s major end markets for commercial construction, general industrial, refrigerated trucks and supermarkets remained firm during the third quarter of 2006. However, there was a sharp deterioration in the North American market for compact equipment, and slowing growth in the North American road machinery business, as well as, a reduction in security sales related to residential construction.

Recent Developments

•
In January 2006, the Company completed the acquisition of an 80% share of Shenzhen Bocom Systems Engineering Co. Ltd. (Bocom), for approximately $24 million. Bocom is the largest independent security-systems integration company in China. The business supplies security-systems design, engineering, installation and integration, including expertise in video monitoring solutions for city and highway traffic, airports, government buildings and general surveillance.

•
In October 2006, the Company completed the acquisition of Geith International, a leading provider of a wide range of attachments for the construction, excavation, demolition and scrap handling industries. For its fiscal year end March 31, 2006, Geith generated revenues of approximately $54 million.

•
The Company repurchased 25.1 million Class A common shares at a cost of $994.0 million during the nine months ended September 30, 2006, of which 16.0 million Class A common shares costing $610.3 million were purchased during the third quarter. Additionally, the Company repurchased 2.6 million Class A common shares in October 2006 at a total cost of $102.3 million. This completed the Company’s share repurchases under the $2 billion plan that was authorized by the Board of Directors in August 2004 and expanded in August 2005.

•
On October 6, 2006, the Company received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to the Company's tax filings in connection with an audit of the 1998 through 2000 tax years. The principal proposed adjustments consist of the disallowance of certain capital losses taken in the Company's tax returns in 1999 and 2000. The disallowance would result in additional taxes and penalties of approximately $155 million, plus interest through September 30, 2006 of approximately $62 million. The Company has added approximately $27 million ($0.08 per dilutive share) to its previously established reserves in the current quarter.

•
On October 2, 2006, Ingersoll-Rand Company Limited announced to its shareholders that its board of directors declared a quarterly dividend of 18 cents per Class A common share, payable on December 1, 2006, to shareholders of record on November 13, 2006. The Company will be accruing, and subsequently paying, the dividend during the fourth quarter or 2006.

Results of Operations - Three Months Ended September 30, 2006 and 2005

	Three months ended September 30,
Dollar amounts in millions	2006	% of revenues	2005	% of revenues
Net revenues	$2,766.0		$2,615.3
Cost of goods sold	2,043.9	73.9%	1,920.7	73.4%
Selling and administrative expenses	364.4	13.2%	354.6	13.6%
Operating income	357.7	12.9%	340.0	13.0%
Interest expense	(31.0)		(35.5)
Other income (expense), net	(0.3)		9.6
Earnings before income taxes	326.4		314.1
Provision for income taxes	72.4		58.0
Earnings from continuing operations	254.0		256.1
Discontinued operations, net of tax	(10.2)		(1.9)
Net earnings	$243.8		$254.2

Diluted earnings per common share:
Earnings from continuing operations	$0.79		$0.75
Discontinued operations, net of tax	(0.03)		-
Net earnings	$0.76		$0.75

Net Revenues

Net revenues for the third quarter of 2006 increased by 5.8%, or $150.7 million, compared with the third quarter of 2005. This increase is attributable to double-digit growth across four of our operating segments, offset by a 15% decrease in our Compact Vehicles Technologies segment. Increased revenues were primarily due to higher volumes and favorable product mix (2%), improved pricing (2%), acquisitions and favorable currency movement. The Company continues to make progress in increasing recurring revenues, which improved by 11% over the third quarter of 2005.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased in the third quarter of 2006 compared with the third quarter of 2005, mainly due to higher material costs and product mix, partially offset by productivity gains and increased sales. For the third quarter of 2006, material and transportation costs increased approximately $65 million compared with the third quarter in 2005.

Selling and Administrative Expenses

Selling and Administative expenses increased by 2.8% in the third quarter of 2006 compared with the third quarter of 2005. This increase is due to higher growth investment spending of $19.3 million in 2006, partially offset by a decrease of $15.5 million in share-based compensation costs in 2006. Third quarter 2006 share-based compensation expense includes $2.2 million of expense from the implementation of Statement of Financial Accounting Standard 123(R). Selling and administrative expenses as a percentage of revenue decreased in the third quarter of 2006 compared with the third quarter of 2005.

Operating Income

Operating income for the third quarter of 2006 increased by 5.2%, or $17.7 million, compared with the third quarter of 2005, mainly due to higher volumes, improved pricing and productivity. These favorable items were partially offset by increased material costs, productivity investment costs and unfavorable product and geographical mix.

Interest Expense

Interest expense for the third quarter of 2006 decreased by $4.5 million from the third quarter of 2005, primarily due to a reduction in our average debt levels and interest rates.

Other Income (Expense), Net

Other income (expense), net includes currency gains and losses, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income (expense), net declined $9.9 million for the third quarter of 2006 compared with the third quarter of 2005. The change is mostly attributable to lower interest income ($5.5 million), higher minority interest expense ($2.4 million) and a decrease in income from equity investments ($2.0 million).

Provision for Income Taxes

The Company’s effective tax rate was 22.2% for the third quarter of 2006, compared with 18.5% for the third quarter of 2005. The rate for the third quarter of 2006 includes a $27 million charge the Company recorded associated with the notice received from the IRS as described in the Recent Developments section above. Excluding the $27 million charge, the tax rate for the quarter would have been 13.9%, which included an adjustment to bring the tax provision to the revised 2006 estimated annual effective rate before discrete items of 15.8%. The estimated annual effective tax rate before discrete items at September 30, 2005 was 16.9%.

Discontinued Operations

	Three months ended September 30,
In millions	2006	2005
Retained costs, net of tax	$(10.4)	$(9.8)
Net gain on disposals, net of tax	0.2	7.9
Total discontinued operations, net of tax	$(10.2)	$(1.9)

Retained costs for discontinued operations mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. Net gain on disposals represents additional gains from previously sold businesses. Increased net gain on disposals for the three months ended September 30, 2005, primarily represents the resolution of tax matters from the divestiture of Dresser-Rand, a former business of the Company.

Results of Operations - Nine Months Ended September 30, 2006 and 2005

	Nine months ended September 30,
Dollar amounts in millions	2006	% of revenues	2005	% of revenues
Net revenues	$8,518.9		$7,833.6
Cost of goods sold	6,257.3	73.5%	5,750.4	73.4%
Selling and administrative expenses	1,146.3	13.4%	1,067.1	13.6%
Operating income	1,115.3	13.1%	1,016.1	13.0%
Interest expense	(96.2)		(109.8)
Other income (expense), net	2.2		27.0
Earnings before income taxes	1,021.3		933.3
Provision for income taxes	182.9		153.1
Earnings from continuing operations	838.4		780.2
Discontinued operations, net of tax	(27.8)		(17.5)
Net earnings	$810.6		$762.7

Diluted earnings per common share:
Earnings from continuing operations	$2.56		$2.27
Discontinued operations, net of tax	(0.08)		(0.05)
Net earnings	$2.48		$2.22

Net Revenues

Net revenues for the nine months ended September 30, 2006 increased by 8.7%, or $685.3 million, compared with the nine months ended September 30, 2005. This increase is attributable to double-digit growth in four of our operating segments, with 2% growth in our Compact Vehicle Technologies segment. The increases in revenue were primarily due to higher volumes and product mix (6%) and improved pricing (2%). Revenues increased as a result of substantial growth in the Company’s European and Asian markets and to a lesser extent, the North American market over the comparable period of 2005. The Company continues to make progress in increasing recurring revenues, which improved by 12% over the nine months ended September 30, 2005.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased slightly for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, mainly due to higher material costs, product mix and productivity investment costs, mostly offset by productivity gains and increased sales.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of revenue for the nine months ended September 30, 2006 decreased slightly compared with the nine months ended September 30, 2005. Selling and administrative expenses for the nine months ended September 30, 2006, included a change in estimate of the Company’s allowance for doubtful accounts reserve during the first quarter of 2006, which resulted in a $20.5 million decrease in selling and administrative expenses. The change in estimate was made in light of various business and economic factors, including a significant change in the Company’s business portfolio and historical and expected write-off experience. In addition, the Company purchased a new insurance policy, which limits its bad debt exposure. This benefit was more than offset by $29.7 million of additional share-based compensation costs, which includes $13.7 million of expense from the implementation of Statement of Financial Accounting Standard 123(R). Selling and administrative expenses for the nine months ended September 30, 2005 were also favorably affected by the settlement of certain product-related litigation.

Operating Income

Operating income for the nine months ended September 30, 2006, increased by 9.8%, or $99.2 million, compared with the nine months ended September 30, 2005, mainly due to higher volumes and product mix, improved pricing and improved productivity. These positive effects were partially offset by increased material costs and productivity investment costs of $47.8 million.

Interest Expense

Interest expense for the nine months ended September 30, 2006 decreased by $13.6 million from the nine months ended September 30, 2005, primarily due to a reduction in our average debt levels and interest rates.

Other Income (Expense), Net

Other income (expense), net includes currency gains and losses, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income (expense), net declined $24.8 million during the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. The change is primarily attributable to an unfavorable currency impact ($18.1 million), lower interest income ($8.3 million), higher minority interest expense ($3.4 million) and a decrease in income from equity investments ($3.3 million), partially offset by an adjustment in the nine months ended September 30, 2006, to a product liability reserve no longer deemed necessary ($8.7 million).

Provision for Income Taxes

The Company’s effective tax rate was 17.9% for the nine months ended September 30, 2006, compared with 16.4% for the nine months ended September 30, 2005. The rate for the nine months ended September 30, 2006 includes $22 million in discrete tax expenses, consisting of the $27 million charge recorded in the third quarter of 2006 associated with the notice received from the IRS as described in Recent Developments. Excluding discrete items, the tax rate for the nine months ended September 30, 2006 would have been 15.8%. The estimated annual effective rate before discrete items for 2005 was 16.9%. The change in the expected annual effective tax rate from the 2005 rate is attributable to expired tax benefits in certain jurisdictions more than offset by changes in earnings among tax jurisdictions.

Discontinued Operations

	Nine months ended September 30,
In millions	2006	2005
Retained costs, net of tax	$(28.5)	$(27.8)
Net gain on disposals, net of tax	0.7	10.3
Total discontinued operations, net of tax	$(27.8)	$(17.5)

Retained costs for discontinued operations mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. Net gain on disposals represents additional gains from previously sold businesses. Increased net gain on disposals for the nine months ended September 30, 2005, primarily represents the resolution of tax matters from the divestiture of Dresser-Rand, a former business of the Company.

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

	Three months ended September 30,			Nine months ended September 30,
Dollar amounts in millions	2006	2005	% change	2006	2005	% change
Net revenues	$825.6	$723.0	14.2%	$2,307.2	$2,090.4	10.4%
Operating income	103.7	81.9	26.6%	261.3	225.8	15.7%
Operating margin	12.6%	11.3%		11.3%	10.8%

Net revenues for the third quarter of 2006 increased by 14.2%, or $102.6 million, compared with the third quarter of 2005, which mainly resulted from higher volumes and product mix (10%), improved pricing (2%) and favorable currency movement. Operating income increased for the third quarter of 2006 mainly due to higher volume and product mix ($16 million), improved pricing ($14 million) and increased productivity ($10 million), partially offset by higher material costs ($19 million).

Net revenues for the nine months ended September 30, 2006 increased by 10.4%, or $216.8 million, compared with the nine months ended September 30, 2005, which mainly resulted from higher volumes and product mix (8%), as well as improved pricing (2%). Operating income increased for the nine months ended September 30, 2006 mainly due to higher volume and product mix ($43 million), improved pricing ($35 million) and increased productivity ($10 million). These increases were partially offset by higher material costs ($49 million) and costs associated with inventory reserves and adjustments ($11 million) that occurred in the second quarter 2006.

Revenue from North American operations increased by approximately 15% compared with the third quarter of 2005, due to growth across all of our businesses. Sales were bolstered by the Tripac® auxiliary power unit and increased display case sales and stationary refrigeration services revenue. International revenue increased 13% compared with the third quarter of 2005, as the increase in the sales of display cases and refrigerated trailers in Europe more than offset the decline in refrigerated cases and contracting services in Asia Pacific.

Compact Vehicle Technologies

Compact Vehicle Technologies is engaged in the design, manufacture, sale and service of skid-steer loaders, all-wheel steer loaders, compact track loaders, compact excavators, attachments, golf vehicles and utility vehicles. The segment includes the Bobcat and Club Car brands.

	Three months ended September 30,			Nine months ended September 30,
Dollar amounts in millions	2006	2005	% change	2006	2005	% change
Net revenues	$539.5	$636.6	-15.3%	$2,063.2	$2,023.9	1.9%
Operating income	62.9	92.7	-32.1%	321.2	318.4	0.9%
Operating margin	11.6%	14.6%		15.6%	15.7%

Net revenues for the third quarter of 2006 decreased by 15.3%, or $97.1 million, compared with the third quarter of 2005, mainly attributable to lower volumes and product mix (17%). Operating income for the third quarter of 2006 decreased mainly due to lower volumes and product mix ($43 million) and investments in new product development and productivity ($6 million), partially offset by increased productivity ($12 million) and a gain on the sale of a warehouse ($6 million).

Net revenues for the nine months ended September 30, 2006 increased by 1.9%, or $39.3 million, compared with the nine months ended September 30, 2005, mainly attributable to improved pricing (3%), partially offset by lower volumes and product mix (2%). Operating income increased slightly for the nine months ended September 30, 2006 mainly due to improved pricing ($40 million) and increased productivity ($24 million), partially offset by lower volumes and product mix ($34 million), increased material costs ($21 million) and investments in new product development and productivity.

Bobcat revenues decreased 22% compared with the third quarter of 2005, mainly due to an unexpectedly severe deterioration in the North American markets for compact equipment and a related decline in shipments to third party dealers as they reduced their inventory levels. In addition, third quarter 2005 results benefited from equipment and attachment sales related to Gulf Coast hurricane clean up efforts. Club Car revenues increased by 13% compared with the third quarter of 2005, mainly due to higher sales of golf cars and transport and utility vehicles and significant growth in the aftermarket and international markets.

Construction Technologies

Construction Technologies is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment, attachments and portable light towers and compressors. The segment is comprised of the Utility Equipment, Road Development and Attachments businesses.

	Three months ended September 30,				Nine months ended September 30,
Dollar amounts in millions	2006	2005	% change		2006	2005	% change
Net revenues	$325.1	$291.7	11.5%	%	$1,042.6	$904.3	15.3%
Operating income	34.2	26.8	27.6%	%	126.3	94.3	33.9%
Operating margin	10.5%	9.2			12.1%	10.4%

Net revenues for the third quarter of 2006 increased by 11.5%, or $33.4 million, compared with the third quarter of 2005, primarily due to higher volumes and product mix (8%), improved pricing (2%) and favorable currency movement. Operating income for the third quarter of 2006 increased mainly due to increased productivity ($10 million), improved pricing ($5 million) and higher volumes and product mix ($5 million). These improvements were partially offset by product-related costs ($6 million), investments in new product development and productivity ($3 million) and higher material costs.

Net revenues for the nine months ended September 30, 2006 increased by 15.3%, or $138.3 million, compared with the nine months ended September 30, 2005, primarily due to higher volumes and product mix (14%) and improved pricing (2%), partially offset by the negative currency impact on net revenues. Operating income for the nine months ended September 30, 2006 increased mainly due to higher volumes and product mix ($29 million), productivity ($22 million) and improved pricing ($17 million). These improvements were partially offset by product-related costs ($14 million), as well as higher material costs ($10 million) and investments in new product development and productivity ($10 million).

Road Development revenues for the third quarter of 2006 increased slightly due to the strength in the international markets, offset by declines in the U.S. compaction and paving. Utility Equipment and Attachments businesses had combined revenue growth of 23% compared with the third quarter of 2005, due to growth in all major geographic regions.

Industrial Technologies

Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling and energy generation systems. The segment includes the Air Solutions and Productivity Solutions businesses.

	Three months ended September 30,			Nine months ended September 30,
Dollar amounts in millions	2006	2005	% change	2006	2005	% change
Net revenues	$486.3	$437.3	11.2%	$1,408.7	$1,273.0	10.7%
Operating income	62.9	61.0	3.1%	184.1	167.4	10.0%
Operating margin	12.9%	14.0%		13.1%	13.2%

Net revenues for the third quarter of 2006 increased by 11.2%, or $49.0 million, compared with the third quarter of 2005, primarily due to higher volumes and product mix (9%) and improved pricing (2%). Operating income increased for the third quarter of 2006, mainly due to improved pricing ($7 million), higher productivity ($6 million) and higher volumes and product mix ($5 million). These improvements were partially offset by higher material costs ($11 million), investments in new product development and productivity and additional costs associated with a labor dispute in India.

Net revenues for the nine months ended September 30, 2006 increased by 10.7%, or $135.7 million, compared with the nine months ended September 30, 2005, primarily due to higher volumes and product mix (9%) and improved pricing (2%), partially offset by an unfavorable currency movement. Operating income increased for the nine months ended September 30, 2006, mainly due to increased productivity ($23 million), higher volumes and product mix ($22 million) and improved pricing ($22 million). These improvements were partially offset by higher material costs ($32 million), productivity investment spending ($7 million), costs associated with a labor dispute in India ($4 million) and additional benefit costs.

Air Solutions revenues for the third quarter of 2006 increased 13%, driven by continued strength in worldwide industrial markets, supported by higher revenues in all major geographic regions, and growth in recurring revenues. Productivity Solutions revenues for the third quarter of 2006 increased by 9%, as a result of new product growth and increased recurring revenues, as well as strong international growth.

Security Technologies

Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. The segment includes the Schlage, LCN and Von Duprin brands.

	Three months ended September 30,			Nine months ended September 30,
Dollar amounts in millions	2006	2005	% change	2006	2005	% change
Net revenues	$589.5	$526.7	11.9%	$1,697.2	$1,542.0	10.1%
Operating income	105.0	101.7	3.2%	282.6	265.6	6.4%
Operating margin	17.8%	19.3%		16.6%	17.2%

Net revenues for the third quarter of 2006 increased by 11.9%, or $62.8 million, compared with the third quarter of 2005, mainly due to acquisitions (4%), higher volumes and product mix (4%), and improved pricing (3%). Operating income increased in the third quarter of 2006, primarily due to improved pricing ($14 million) and productivity improvements ($11 million). These increases were partially offset by higher growth and productivity investment spending ($9 million) and higher material costs ($9 million).

Net revenues for the nine months ended September 30, 2006 increased by 10.1%, or $155.2 million, compared with the nine months ended September 30, 2005, mainly due to acquisitions (5%), higher volumes and product mix (3%), and improved pricing (2%). Operating income increased in the nine months ended September 30, 2006, primarily due to improved pricing ($31 million), productivity improvements ($12 million), acquisitions ($7 million) and favorable currency movements ($4 million). These increases were partially offset by higher material costs ($26 million) and higher growth and productivity investment spending ($20 million).

Net revenues grew in all major geographic regions during the third quarter of 2006. North American revenues increased 6% due to a strong commercial market and residential gains despite a slowing market. Revenues in Europe increased 16% due to the acquisitions made in 2005, as well as increased pricing and higher volumes. Asia Pacific revenues were up sharply, primarily due to bolt-on acquisitions.

Liquidity and Capital Resources

The following table contains several key measures to gauge the Company’s financial condition and liquidity for the periods ended:

Dollar amounts in millions	September 30, 2006	December 31, 2005	September 30, 2005
Cash and cash equivalents	$265.4	$880.6	$732.1
Marketable securities	0.9	156.5	152.7
Working capital	669.0	1,048.5	1,093.4
Current ratio	1.2	1.3	1.3
Total debt	2,079.5	2,117.0	2,184.1
Debt-to-total capital ratio	26.6%	26.7%	27.9%

The Company’s primary source for liquidity has been operating cash flow. Net cash provided by continuing operating activities during the nine months ended September 30, 2006 was $542.2 million, compared with $447.2 million during the comparable period of 2005. The increase in 2006 primarily relates to increased earnings and accrued liabilities during the period, offset by higher inventory levels and higher accounts receivable.

Net cash used in investing activities during the nine months ended September 30, 2006 was $31.6 million, compared with $746.7 million during the comparable period of 2005. The change in investing activities was primarily attributable to lower cash payments for business acquisitions and an increase in net proceeds from the sale and purchase of marketable securities. For the nine months ended September 30, 2006 and 2005, cash used to purchase businesses was $49.7 million and $518.0 million, respectively. The Company had net proceeds from the sales of marketable securities of $155.6 million for the nine months ended September 30, 2006, compared to an outflow of $149.5 million from the net purchases of marketable securities for the nine months ended September 30, 2005.

Net cash used in financing activities during the nine months ended September 30, 2006 was $1,117.7 million compared with $631.9 million used during the comparable period in 2005. The increase in cash used in financing activities is primarily due to increased share repurchase levels. The Company repurchased Class A common shares during the nine months ended September 30, 2006 and 2005, amounting to $994.0 million and $623.8 million, respectively.

The Company’s working capital decreased $379.5 million during the nine months ended September 30, 2006. The change was primarily due to a decrease of $615.2 million in cash and cash equivalents, a decrease of $155.6 in marketable securities and an increase of $150.2 in accounts payable, offset by an increase of $338.3 million in accounts receivable and an increase of $257.9 million in inventories.

The Company’s debt levels at September 30, 2006 declined slightly from the debt level at December 31, 2005. During the nine months ended September 30, 2006, the Company repaid $511.8 million of long-term debt, consisting primarily of a $502.6 million payment in the second quarter associated with long-term debt maturing in that quarter. These payments were mostly offset by net borrowings of $483.4 million in commercial paper. The Company's public debt does not have financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%, which is calculated excluding non-cash items. As of September 30, 2006, the Company’s debt-to-total capital ratio was significantly beneath this limit.

During the nine months ended September 30, 2006, currency translation adjustments resulted in a net increase of $159.2 million in shareholders’ equity due to the weakening of the U.S. dollar.

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has revised certain amounts previously reported as cash and cash equivalents to marketable securities in its 2005 condensed consolidated statement of cash flows to conform with the current year presentation. Additionally, the Company has revised its September 30, 2005 condensed consolidated statement of cash flows to separately disclose the effects of discontinued operations by cash flow activity. During the nine months ended September 30, 2006 and 2005, all cash flows from discontinued operations were applicable to operating activities. The Company also reclassified its presentation of capitalized software on its December 31, 2005 condensed consolidated balance sheet from intangible assets to property, plant and equipment, to better depict the nature and intent of the investment. Concurrently, the Company revised its September 30, 2005 condensed consolidated statement of cash flows to report capitalized software purchases as an investing activity rather than an operating activity.

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

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against Ingersoll-Rand Company (IR-New Jersey), a wholly owned subsidiary of the Company, and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the nine-month period ended September 30, 2006, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $23.3 million. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

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

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes there have been no significant changes during the quarter ended September 30, 2006 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005

New Accounting Standards

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for the Company on January 1, 2006. The adoption of SFAS 154 did not have a material impact on its consolidated financial position and results of operations.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the company to measure the cost of employee services received in exchange for all equity awards. See Part I, Item 1, Note 2 to the Condensed Consolidated Financial Statements for further discussion.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company for the fiscal year beginning on January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective for the Company starting on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. Previously, this information was disclosed in the notes to the Company’s consolidated financial statements in its Annual Report on Form 10-K. In addition, SFAS 158 requires companies to use the date of their fiscal year end as the date when plan assets and the benefit obligations are measured (measurement date). Currently, the Company uses a November 30 measurement date. The standard also requires an entity to recognize changes in the funded status within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The Company is required to adopt SFAS 158 at December 31, 2006 (the adoption date), except for the measurement date provisions, which are effective for the 2008 fiscal year. The Company believes that the adoption of SFAS 158 will not impact its results of operations and cash flow for 2006, but it could have a material impact on the Company’s balance sheet at December 31, 2006. The Company is currently evaluating all the requirements of SFAS 158, and at this time, it cannot yet determine what the funded status of its pension and postretirement plans will be as of the adoption date due to all the assumptions that are inherent in these calculations, including the fair value of plan assets as of the measurement date.

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

These risks and uncertainties include, but are not limited to: fluctuations in the condition of, and the overall political landscape of, the economies in which we operate; our competitive environment; material changes in technology or technology substitution; our ability to attract, train and retain highly-qualified employees; unanticipated climatic changes; changes in governmental regulation; the costs and effects of legal and administrative proceedings; changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; currency fluctuations; our ability to complete acquisitions on financially attractive terms and successfully integrate them with our other businesses; and the impact of new accounting standards. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three and nine months ended September 30, 2006. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See also the discussion under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

Item 1A - Risk Factors

There have been no material changes to our risk factors and uncertainties during the third quarter of 2006. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and Part II, Item 1A, “Risk Factors,” contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

Item 2 - Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its Class A common shares during the third quarter of 2006:

Period	Total number of shares purchased (000's)	Average price paid per share	Total number of shares purchased as part of program (000's)	Approximate dollar value of shares still available to be purchased under the program (000's)
7/01/2006 - 7/31/2006	2,800	$39.53	2,800	$601,895
8/01/2006 - 8/31/2006	8,982	37.66	8,982	263,478
9/01/2006 - 9/30/2006	4,205	38.31	4,205	102,312
Total	15,987		15,987

In August 2005, the Board of Directors of the Company expanded the Company’s existing share repurchase program to allow the repurchase of up to a total of $2 billion worth of Class A common shares. The plan was established in August 2004 and initially authorized the Company to repurchase up to 20 million Class A common shares. Based on market conditions, share repurchases were made from time to time in the open market and in privately negotiated transactions at the discretion of management. This long-term program is expected to offset dilution from the Company’s incentive stock plan. Class A common shares owned by a subsidiary are treated as treasury shares and are recorded at cost. The Company repurchased 2.6 million Class A common shares in October 2006 at a total cost of $102.3 million. This completed the Company’s share repurchases under the $2 billion plan.

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

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: November 3, 2006	/s/ Timothy R. McLevish
Timothy R. McLevish, Senior Vice President and Chief Financial Officer

Principal Financial Officer

Date: November 3, 2006	/s/ Richard W. Randall
Richard W. Randall, Vice President and Controller

Principal Accounting Officer