Form 10-K
period 2006-12-31
INGERSOLL RAND CO LTD
filed 2007-03-01
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

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
          &a mp;# 160;
 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

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
YES ☐ NO ☒

The aggregate market value of common stock held by nonaffiliates on June 30, 2006 was approximately $13,896,126,182 based on the closing price of such stock on the New York Stock Exchange.

The number of Class A Common Shares outstanding as of February 21, 2007 was 307,801,047.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 6, 2007 are incorporated by reference into Part III of this Form 10-K.

INGERSOLL-RAND COMPANY LIMITED
Form 10-K
For the Fiscal Year Ended December 31, 2006

PART I

Item 1.  BUSINESS

Overview

Ingersoll-Rand Company Limited, a Bermuda company (we, our, IR-Limited or the Company), is a leading provider of climate control, compact vehicle, construction, industrial and security products. In each of these markets, we offer a diverse product portfolio that includes well-recognized industrial and commercial brands.

Through our business segments, we design, manufacture, sell and service:

•	climate control technologies, including transport temperature control units and refrigerated display merchandisers;
•	compact vehicle technologies, including skid-steer loaders, golf vehicles and utility vehicles;
•	construction technologies, including road construction and repair equipment;
•	industrial technologies, including compressed air systems and tools; and
•	security technologies, including mechanical and electronic security products.

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

Business Segments

Climate Control Technologies
Climate Control Technologies provides solutions for customers to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, auxiliary power units and walk-in storage coolers and freezers. This segment includes the Thermo King and Hussmann brands.

Compact Vehicle Technologies
Compact Vehicle Technologies is engaged in the design, manufacture, sale and service of skid-steer loaders, all-wheel steer loaders, compact track loaders, compact excavators, attachments, golf vehicles and utility vehicles. This segment includes the Bobcat and Club Car brands.

Construction Technologies
Construction Technologies is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment, attachments and portable light towers and compressors. This segment is comprised of the Utility Equipment, Road Development and Attachments businesses.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling and energy generation systems. This segment includes the Air Solutions and Productivity Solutions businesses.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems, and security and scheduling software. Security Technologies includes the Schlage, LCN, Von Duprin and CISA brands.

Competitive Conditions

The Company's products are sold in highly competitive markets throughout the world and compete against products produced by both U.S. and non-U.S. corporations. The principal methods of competition in these markets relate to price, quality, service and technology. The Company believes that it is one of the leading manufacturers in the world of air compression systems, construction equipment, transport temperature control products, refrigerated display merchandisers, refrigeration systems and controls, air tools, golf vehicles and utility vehicles. In addition, the Company believes it is a leading supplier in U.S. markets for architectural hardware products, mechanical locks, and electronic and biometric access-control technologies.

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

Products

Principal products of the Company include the following:

Air balancers	Golf vehicles
Air compressors & accessories	Hoists
Air dryers	Hydraulic breakers
Air logic controls	Lubrication equipment
Air motors	Microturbines
Air and electric tools	Material handling equipment
Asphalt compactors	Paving equipment
Asphalt pavers	Piston pumps
Automated dispensing systems	Pneumatic breakers
Automatic doors	Pneumatic cylinders
Auxiliary power unit	Pneumatic valves
Biometric access control systems	Portable compressors
Compact excavators	Portable generators
Compact track loaders	Portable light towers
Compact track-loader-backhoes	Portable security products
Diaphragm pumps	Refrigerated display cases
Door closers and controls	Refrigeration systems
Door locks, latches and locksets	Road-building machinery
Doors and door frames (steel)	Rough-terrain material handlers
Electrical security products	Skid-steer loaders
Electronic access-control systems	Soil compactors
Engine-starting systems	Spray-coating systems
Exit devices	Telescopic material handlers
Extrusion pump systems	Transport temperature control systems
Fastener-tightening systems	Utility vehicles
Fluid-handling equipment	Winches

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

Operations by Geographic Area

More than 40% of our 2006 net revenues were derived outside the United States. Sales outside of the United States are made in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not be expected to have a significant effect on the Company's non-U.S. operations. Additional information concerning the Company’s operating segments is contained in Note 16, Business Segment Information, to the consolidated financial statements contained in this Annual Report on Form 10-K.

Raw Materials

The Company manufactures many of the components included in its products. The principal raw materials required for the manufacture of the Company's products are purchased from numerous suppliers. Although higher prices for some raw materials important to some of the Company’s businesses, particularly steel and non-ferrous metals, have caused pricing pressures, the Company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future.

Backlog

The Company’s approximate backlog of orders, believed to be firm, at December 31, 2006 and 2005, were as follows:

Dollar amounts in millions	2006	2005
Climate Control Technologies	$435.8	$331.0
Compact Vehicle Technologies	234.3	162.6
Construction Technologies	175.6	129.7
Industrial Technologies	244.0	178.6
Security Technologies	182.8	140.0
Total	$1,272.5	$941.9

These backlog figures are based on orders received. While the major portion of the Company's products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. The Company expects to ship substantially all of the backlog during 2007.

Research and Development

The Company maintains extensive research and development facilities for experimenting, testing and developing high quality products. The Company spent $175.5 million in 2006, $162.4 million in 2005 and $149.2 million in 2004 on research and development expenditures, including qualifying engineering costs. The Company also incurs engineering costs, which are not considered research and development expenditures.

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

Environmental and Asbestos Matters

The Company continues to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the Company currently is engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.

During 2006, the Company spent approximately $5 million on capital projects for pollution abatement and control, and an additional $9.4 million for environmental remediation expenditures at sites presently or formerly owned or leased by the Company. The Company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

All asbestos-related claims resolved to date have been dismissed or settled. For the years ended December 31, 2006, 2005 and 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $31.6 million, $16.8 million and $16.5 million, respectively. The increase in asbestos-related costs in 2006 compared with 2005 and 2004 is primarily attributable to revised estimates for future recoveries to be received from the Company’s insurance carriers, as well as declining levels of insurance coverage available for cost recoveries. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation recently under consideration in Congress concerns pending and future asbestos-related personal injury claims. Whether and when such legislation will become law, and the final provisions of such legislation, are unknown. Consequently, the Company cannot predict with any reasonable degree of certainty what effect, if any, such legislation would have upon the Company’s financial position, results of operations or cash flows. See also the discussion under Note 15, Commitments and Contingencies, to the consolidated financial statements contained in this Annual Report on Form 10-K.

Employees

There are approximately 43,000 employees of the Company throughout the world, of whom approximately 48% work in the United States. The Company believes relations with its employees are good.

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

In addition, this Annual Report on Form 10-K, as well as the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on the Company’s Internet website (http://www.ingersollrand.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Board of Directors of the Company has also adopted and posted in the Investor Relations section of its website the Company’s Corporate Governance Guidelines and charters for each of the Board’s standing committees. A copy of the above filings will also be provided free of charge upon written request to the Company.

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

More than 40% of our 2006 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Therefore, in the case where we manufacture our products in the U.S. and the U.S. dollar strengthens in relation to the currencies of the countries where we sell those products, such as the euro and Asian currencies, our U.S. dollar reported revenue and income will decrease. Although we enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Furthermore, the reporting currency for our financial statements is the U.S. dollar. We have assets, liabilities, revenues and expenses denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at the applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.

We are a large buyer of steel and non-ferrous metals, as well as other commodities required for the manufacture of our products. Volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our results of operations and cash flows. On a limited basis, we purchase commodity derivatives which reduce the volatility of the commodity prices for supplier contracts where fixed pricing is not available.

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

We rely on suppliers to secure raw materials, particularly steel and non-ferrous metals, required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that available sources of supply will generally be sufficient for our needs for the foreseeable future. Nonetheless, the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

Due to the instability of market prices, the Company is exposed to large fluctuations for the price of petroleum-based fuel. Higher energy costs increase our operating costs and the cost of shipping our products to customers around the world. Consequently, sharp price increases, the imposition of taxes or an interruption of supply, could cause the Company to lose the ability to effectively manage the risk of rising fuel prices and our operating income could be further affected.

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

One of our key strategies is to grow our business by selectively pursuing bolt-on acquisitions. Since 2000, we have completed approximately 65 acquisitions, and we are continuing to actively pursue additional bolt-on acquisition opportunities. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Manufacturing and assembly operations are conducted in 39 plants in the United States; 31 plants in Europe; 16 plants in Asia; 8 plants in Latin America; and 2 plants in Canada. The Company also maintains various warehouses, offices and repair centers throughout the world.

Substantially all plant facilities are owned by the Company and the remainder are under long-term lease arrangements. The Company believes that its plants and equipment have been well maintained and are generally in good condition.

Facilities under long-term lease arrangements are included below and are not significant to each operating segment's total number of plants or square footage.

Climate Control Technologies’ manufacturing locations are as follows:

	Number of Plants	Approximate Square Footage
United States	10	3,874,000
Non - U.S.	15	2,513,000
Total	25	6,387,000

Compact Vehicle Technologies’ manufacturing facilities are as follows:

	Number of Plants	Approximate Square Footage
United States	3	1,395,000
Non - U.S.	2	254,000
Total	5	1,649,000

Construction Technologies’ manufacturing facilities are as follows:

	Number of Plants	Approximate Square Footage
United States	6	662,000
Non - U.S.	5	568,000
Total	11	1,230,000

Industrial Technologies’ manufacturing facilities are as follows:

	Number of Plants	Approximate Square Footage
United States	9	1,359,000
Non - U.S.	13	1,090,000
Total	22	2,449,000

Security Technologies’ manufacturing facilities are as follows:

	Number of Plants	Approximate Square Footage
United States	11	1,728,000
Non - U.S.	22	2,338,000
Total	33	4,066,000

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

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 15, Commitments and Contingencies, to the consolidated financial statements contained in this Annual Report on Form 10-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2006.

Executive Officers of the Registrant

The following information is included in accordance with the provision of Part III, Item 10.

	Date of Service as	Principal Occupation and
Name and Age	an Executive Officer	Other Information for Past Five Years

Herbert L. Henkel (58)	4/5/1999	Chairman of Board and Chief Executive Officer, President and Director

Timothy R. McLevish (51)	5/1/2002	Senior Vice President and Chief Financial Officer (since June 2002); (Mead
Corporation, Vice President, Chief Financial Officer, 1999-2002)

Marcia J. Avedon (45)	2/7/2007
Senior Vice President, Human Resources and Communication (since February
 2007); (Merck & Co., Inc., Senior Vice President, Human Resources 2003-2006;
Vice President, Talent Management & Organizational Effectiveness 2002-2003;
Honeywell International, Vice President, Corporate Human Resources, 2001-2002)

James R. Bolch (49)	10/16/2005
Senior Vice President and President, Industrial Technologies Sector (since
October 2005); (Schindler Elevator Corporation, Executive Vice President,
Service Business 2004-2005; United Technologies Corporation UTC
Power, Vice President Operations, 2001-2003)

William Gauld (53)	10/2/2006	Senior Vice President, Enterprise Services (since October 2006); (Principal,
The W Group, 2005-2006; Pearson, plc, Chief Information Officer, 2001-2005)

Michael W. Lamach (43)	2/16/2004	Senior Vice President and President, Security Technologies (since February
2004); (Johnson Controls, Inc., Group Vice President and Managing
Director Europe/Asia 2003-2004; Group Vice President and General
Asia 2002-2003; Group Vice President and General Manager, Customer
Business Units, 1999-2002)

Patricia Nachtigal (60)	11/2/1988	Director (since January 1, 2002); Senior Vice President and General Counsel

Richard F. Pedtke (58)	5/1/2005	Senior Vice President and President, Compact Vehicle Technologies (since
May 2005); (President, ESA, Climate Control, 2003-2005; President,
Thermo King International, 2000-2003)

Steven R. Shawley (54)	8/1/2005	Senior Vice President and President, Climate Control Technologies (since
August 2005); (President Climate Control Americas, 2003-2005; President,
Thermo King North America 2002-2003, Vice President and Controller,
1998-2002)

Christopher P. Vasiloff (55)	11/1/2001	Senior Vice President and President, Construction Technologies (since
November 2001); (President, Portable Power, Infrastructure Sector,
2000-2001)

Richard W. Randall (56)	10/1/2002	Vice President and Controller (since October 2002); (President, Engineered
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

	Common shares
2006	High	Low	Dividend
First quarter	$43.65	$38.15	$0.16
Second quarter	47.63	39.47	0.16
Third quarter	43.25	35.29	0.18
Fourth quarter	41.21	36.71	0.18

2005
First quarter	$43.66	$36.53	$0.125
Second quarter	41.18	35.40	0.125
Third quarter	41.50	35.96	0.160
Fourth quarter	41.23	36.35	0.160

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

The approximate number of record holders of Class A common shares as of February 21, 2007 was 7,221.

Information regarding equity compensation plans required to be disclosed pursuant to this Item is included elsewhere in this Annual Report on Form 10-K.

Shares of IR-Limited owned by its subsidiary are treated as treasury stock and are recorded at cost. During 2006, the Company purchased 27.7 million Class A common shares at a cost of $1,096.3 million, which completed the Company’s share repurchases under the $2 billion plan that was authorized by the Board of Directors in August 2004 and expanded in August 2005. In December 2006, the Board of Directors authorized a new share repurchase program to repurchase up to $2 billion worth of Class A common shares. No amounts were purchased under the December 2006 authorization as of December 31, 2006.

Total share repurchases for the three months ended December 31, 2006 are as follows:

			Total number of	Approximate dollar value of shares
			shares purchased	still
	Total number		as part of the	available to be
	of shares	Average	publicly announced	purchased under
	purchased	price paid	program	the program
Period	(000's)	per share	(000's)	($000's)
10/01/2006 - 10/31/2006	2,595.6	$39.40	2,595.6	$-
11/01/2006 - 11/30/2006	-	-	-	-
12/01/2006 - 12/31/2006	-	-	-	-
Total	2,595.6		2,595.6

Performance Graph
The following graph compares for the five years ended December 31, 2006, the cumulative total shareholder return on our Class A common shares with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Machinery Index. The graph assumes that $100 had been invested in our Class A common shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Industrial Machinery Index on December 31, 2000 and assumes the reinvestment of dividends.

Item 6.  SELECTED FINANCIAL DATA

In millions, except per share amounts:

At and for the years ended December 31,	2006	2005	2004	2003	2002

Net revenues	$11,409.3	$10,546.9	$9,393.6	$8,249.3	$7,583.0

Earnings from continuing operations	1,068.3	1,053.1	829.8	532.8	322.4

Total assets	12,145.9	11,756.4	11,414.6	10,664.9	10,809.6

Long-term debt	905.2	1,184.3	1,267.6	1,518.4	2,091.4

Shareholders' equity	5,404.8	5,762.0	5,733.8	4,493.3	3,478.2

Basic earnings per common share: *
Continuing operations	$3.34	$3.12	$2.40	$1.56	$0.96
Discontinued operations	(0.11)	-	1.12	0.32	0.41

Diluted earnings per common share: *
Continuing operations	$3.31	$3.09	$2.36	$1.55	$0.95
Discontinued operations	(0.11)	-	1.11	0.32	0.41

Dividends per common share*	$0.68	$0.57	$0.44	$0.36	$0.34

*These amounts have been restated to reflect a two-for-one stock split that occurred in August 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To achieve these goals and to become a more diversified company with strong growth prospects, we have transformed our product portfolio by divesting cyclical, low-growth, and asset-intensive businesses over the last few years. We continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment, rentals and attachments. We also intend to continuously improve the efficiencies, capabilities, and products and services of our high-potential businesses. We expect to use our strong operating cash flow for bolt-on acquisitions, share buybacks, capital expenditures and dividend enhancements.

At December 31, 2006, 2005 and 2004, employment was approximately 43,000, 40,000 and 36,000, respectively. The net increase during 2006 was primarily attributable to the acquisitions made during 2006.

Trends and Economic Conditions
We are a global corporation with worldwide operations. More than 40% of our 2006 net revenues were derived outside the United States. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry, or the economy of any single country, on the consolidated operating results. Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. The Company monitors key competitors and customers to gauge relative performance and the outlook for the future. In addition, our order rates are indicative of future revenue and thus a key measure of anticipated performance. In those industry segments where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

Our revenues for full-year 2006 increased by approximately 8% versus full-year 2005. Improved markets, new product introductions, product mix and pricing improvements drove this growth. The Company has been able to increase prices and add surcharges to help mitigate the impact of cost inflation during the year ended December 31, 2006. We also expect to see continued high material costs in 2007, which we plan to offset by increased productivity and pricing actions. The Company generated positive cash flows from operations during 2006 and expects to continue to produce positive annual operating cash flows for the foreseeable future.

The Company’s major end markets for commercial construction, general industrial, refrigerated trucks and supermarkets remained firm during 2006. However, there was a deterioration in the North American market for compact equipment, as well as a reduction in security sales related to residential construction.

Significant events in 2007
On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion, subject to post closing adjustments. The sale, which is subject to government regulatory approvals and other customary closing conditions, is targeted to close in the second quarter of 2007. The Company’s Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines, and construction-related material handling equipment and has been reported as part of the Company’s Construction Technologies sector.

The Road Development business unit had net revenues of approximately $700 million for the year ended December 31, 2006. The Company expects to record a gain on the transaction when the sale is consummated.

Significant Events in 2006
In January 2006, the Company completed the acquisition of an 80% share of Shenzhen Bocom Systems Engineering Co. Ltd. (Bocom). Bocom is the largest independent security-systems integration company in China. The business supplies security-systems design, engineering, installation and integration, including expertise in video monitoring solutions for city and highway traffic, airports, government buildings and general surveillance. Bocom generated revenues of approximately $24 million for the year ended December 31, 2006.

In October 2006, the Company completed the acquisition of Geith International, a leading provider of a wide range of attachments for the construction, excavation, demolition and scrap handling industries. For its fiscal year end March 31, 2006, Geith generated revenues of approximately $54 million.

During 2006, the Company purchased 27.7 million Class A common shares at a cost of $1,096.3 million, which completed the Company’s share repurchases under the $2 billion plan that was authorized by the Board of Directors in August 2004 and expanded in August 2005. In December 2006, the Board of Directors authorized a new share repurchase program to repurchase up to $2 billion worth of Class A common shares. No amounts were purchased under the December 2006 authorization as of December 31, 2006.

On October 6, 2006, the Company received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to the Company's tax filings in connection with an audit of the 1998 through 2000 tax years. The principal proposed adjustments consist of the disallowance of certain capital losses taken in the Company's tax returns in 1999 and 2000. The disallowance would result in additional taxes and penalties of approximately $155 million, plus interest through October 6, 2006 of approximately $62 million. As previously reported, in the third quarter of 2006 the Company added approximately $27 million ($0.08 per dilutive share) to its previously established reserves.

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

Significant Events in 2004
On August 25, 2004, the Company agreed to sell its Dresser-Rand business unit (Dresser-Rand) to a fund managed by First Reserve Corporation, a private-equity firm, for cash proceeds of approximately $1.2 billion. The sale was completed on October 29, 2004. Dresser-Rand is included in “discontinued operations, net of tax,” for all periods. The Company recorded an after-tax gain of $282.5 million on the disposition.

On February 19, 2004, the Company agreed to sell its Drilling Solutions business unit (Drilling Solutions) to Atlas Copco AB, for approximately $225 million. The sale of the U.S. and most international operations was completed on June 30, 2004. The sale of Drilling Solutions assets held by Ingersoll-Rand (India) Limited, which was subject to approval by the Indian company’s shareholders, was completed in the third quarter of 2004. The Company recorded an after-tax gain of $38.6 million on the disposition, which is included in “discontinued operations, net of tax” for 2004.

During 2004, the Company recorded approximately $29.5 million of after-tax income for claims filed under the Continued Dumping and Subsidy Offset Act of 2000 on behalf of a subsidiary included in the Engineered Solutions business (Engineered Solutions), which was sold in 2003. The antidumping duty is levied when the U.S. Department of Commerce determines that imported products are being sold in the United States at less than fair value causing material injury to a United States industry. These amounts are reflected in Discontinued operations, net of tax.

During 2004, a subsidiary of the Company repurchased approximately 5.3 million Class A commons shares at a cost of $355.9 million. On August 4, 2004, the Company’s board of directors authorized the repurchase of up to 10 million shares of the Company’s Class A common shares. Approximately 2.0 million of the above mentioned 5.3 million shares were repurchased under this program, while the remainder was repurchased under a plan approved in 1997. The Company’s board of directors also authorized on August 4, 2004, an increase of the quarterly dividend from 19 cents to 25 cents per Class A common share, effective for dividends paid beginning September 1, 2004.

The Company made discretionary cash contributions of $140.0 million to its pension plans during the year ended December 31, 2004, as well as $30.1 million in required employer contributions. This includes $20.0 million of discretionary contributions to the Dresser-Rand pension plan.

Results of Operations

Dollar amounts in millions,		% of		% of		% of
Except per share data	2006	Revenues	2005	Revenues	2004	Revenues
Net revenues	$11,409.3		$10,546.9		$9,393.6
Cost of goods sold	8,424.2	73.9%	7,744.1	73.4%	6,854.0	73.0%
Selling and administrative expenses	1,544.3	13.5%	1,441.0	13.7%	1,419.3	15.1%
Operating income	1,440.8	12.6%	1,361.8	12.9%	1,120.3	11.9%
Interest expense	(131.8)		(144.3)		(153.1)
Other income, net	5.9		53.0		17.0
Minority interests	(14.9)		(12.7)		(16.0)
Earnings before income taxes	1,300.0		1,257.8		968.2
Provision for income taxes	231.7		204.7		138.4
Earnings from continuing operations	1,068.3		1,053.1		829.8
Discontinued operations, net of tax	(35.8)		1.1		388.9
Net earnings	$1,032.5		$1,054.2		$1,218.7

Diluted earnings per common share:
Continuing operations	$3.31		$3.09		$2.36
Discontinued operations	(0.11)		-		1.11
Net earnings	$3.20		$3.09		$3.47

Revenues
2006 vs. 2005: Net revenues increased by 8.2% in 2006, or $862.4 million, compared with 2005, which primarily resulted from improved end markets and new product introductions (5%), improved pricing (2%), as well as acquisitions (1%), primarily in our Industrial Technologies, Construction Technologies and Security Technologies segments. Increased sales volumes were most prevalent in our Climate Control Technologies, Construction Technologies and Industrial Technologies segments. The Company continues to make progress in increasing recurring revenues, which improved by 11% over the year ended December 31, 2005.

2005 vs. 2004: Net revenues increased by 12.3% in 2005, or $1,153.3 million, compared with 2004, which primarily resulted from improved end markets, new product introductions and product mix (7%), acquisitions (4%), mainly in our Security Technologies and Climate Control Technologies segments, as well as improved pricing in all our segments. Increased sales volumes were most prevalent in our Compact Vehicle Technologies, Construction Technologies and Industrial Technologies segments.

Cost of Goods Sold
2006 vs. 2005: Cost of goods sold as a percentage of net revenues in 2006, increased to 73.9% compared with 73.4% in 2005, as higher material costs were mostly offset by productivity improvements in 2006.

2005 vs. 2004: Cost of goods sold as a percentage of net revenues in 2005, increased to 73.4% compared with 73.0% in 2004, as higher material costs were mostly offset by cost benefits from higher volumes and productivity improvements.

Selling and Administrative Expenses
2006 vs. 2005: Selling and administrative expenses as a percentage of net revenues in 2006, decreased slightly compared with 2005, mainly due to increased revenues in 2006. In addition, 2006 selling and administrative expenses were favorably impacted by a change in estimate of the Company’s allowance for doubtful accounts reserve during the first quarter of 2006, which resulted in a $20.5 million decrease in selling and administrative expenses. The change in estimate was made in light of various business and economic factors, including a significant change in the Company’s business portfolio and historical and expected write-off experience. In addition, the Company purchased a new insurance policy, which limits its bad debt exposure. This benefit was more than offset by $23.2 million of additional share-based compensation costs, which includes $16.2 million associated with stock options from the adoption of Statement of Financial Accounting Standard No. 123(R).

2005 vs. 2004: Selling and administrative expenses were 13.7% of net revenues in 2005, compared with 15.1% for 2004. The decrease in the ratio is mainly due to higher revenues in 2005. Selling and administrative expenses during 2005 were favorably impacted by lower share-based liability costs ($46 million), as well as the favorable settlement of certain product-related litigation, an adjustment to the allowance for doubtful accounts estimate and lower employee benefit costs. Acquisitions increased the 2005 selling and administrative expenses ($64 million). Expenses for 2004 included higher product and litigation expenses, offset by a gain on sale of corporate real estate.

Operating Income
2006 vs. 2005: Operating income increased by $79.0 million in 2006, compared with 2005. The increase in operating income was mainly attributable to increased revenues, productivity improvements, improved pricing and favorable volumes. These benefits were partially offset by higher material costs and investments in new product development and productivity programs. The Company also recorded expenses of $7.6 million for employee severance and termination benefits in the fourth quarter of 2006.

2005 vs. 2004: Operating income increased by $241.5 million in 2005, compared with 2004. The increase in operating income was mainly attributable to increased revenues and improved cost ratios for cost of goods sold and selling and administrative expenses as previously discussed. Productivity improvements also favorably impacted operating income for 2005.

Interest Expense
2006 vs. 2005: Interest expense decreased by $12.5 million in 2006, compared with 2005. The decrease was mainly attributable to lower average interest rates and lower year-over-year average debt levels resulting from the timing of borrowing and repayments in 2006.

2005 vs. 2004: Interest expense decreased by $8.8 million in 2005, compared with 2004. The benefits of lower average interest rates were partially offset by higher year-over-year average debt levels resulting from the issuance of $300 million of debt in the second quarter of 2005.

Other Income, Net
2006 vs. 2005: Other income, net, decreased by $47.1 million in 2006, compared with 2005, mainly due to unfavorable foreign exchange losses ($21.4 million), decreased interest income ($13.3 million) and lower earnings from equity investments ($4.1 million), partially offset by a reduction of a product liability reserve ($8.7 million). Other income, net in 2005 included income from a reduction of a liability for a business previously divested ($10.4 million).

2005 vs. 2004: Other income, net, increased by $36.0 million in 2005, compared with 2004, mainly due to increased interest income ($17.3 million), increased income from currency exchange gains ($11.7 million) and income from a reduction of a liability for a business previously divested ($10.4 million). These increases were partially offset by lower earnings from equity investments ($4.5 million).

Minority Interests
2006 vs. 2005: Minority interests expense increased by $2.2 million in 2006, compared with 2005. This increase resulted from increased earnings of majority-owned subsidiaries purchased in 2005.

2005 vs. 2004: Minority interests decreased by $3.3 million in 2005, compared with 2004. This decrease resulted from the buyout of the minority interests of several consolidated subsidiaries, partially offset by new minority interests of majority-owned consolidated subsidiaries purchased in 2005.

Provision for Income Taxes
2006 vs. 2005: The effective tax rate for 2006 was 17.8%, compared with 16.3% for 2005. The increase in the effective rate during 2006 primarily relates to the $27 million charge the Company recorded in the third quarter of 2006 associated with the notice received from the IRS as described under “Significant Events of 2006.”

2005 vs. 2004: The effective tax rate for 2005 was 16.3%, compared with 14.3% for 2004. The increase in the tax provision and effective rate over 2004 relates to an increase in earnings, especially in higher tax rate jurisdictions.

Discontinued Operations

The Company has continued its transition to become a more diversified company with strong growth prospects by divesting cyclical, low-growth, asset intensive businesses. The components of discontinued operations for 2006, 2005 and 2004 are as follows:

In millions	2006	2005	2004
Net revenues	$-	$-	$882.0

Retained (costs) income, net of tax	$(36.5)	$(34.1)	$54.0
Net gain on disposals, net of tax	0.7	35.2	334.9
Total discontinued operations, net of tax	$(35.8)	$1.1	$388.9

2006
Retained costs for discontinued operations mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. Net gain on disposals represents additional gains from previously sold businesses.

2005
Discontinued operations for the year ended December 31, 2005, amounted to income of $1.1 million, net of tax benefits of $48.2 million. This total includes net after tax gains of $35.2 million, mainly due to divested businesses, primarily Ingersoll-Dresser Pump Company (IDP) ($12.0 million), Dresser-Rand ($10.3 million) and Waterjet ($12.2 million), primarily from the resolution of tax matters regarding these divestitures. The after-tax loss from retained costs of discontinued operations amounted to $34.1 million. These costs mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses.

2004
Discontinued operations for the year ended December 31, 2004, amounted to income of $388.9 million, net of tax provisions of $343.5 million. This total includes net after tax gains on disposals of $334.9 million, primarily comprised of gains from the sales of Dresser-Rand ($282.5 million) and Drilling Solutions ($38.6 million). After-tax income from discontinued operations amounted to $54.0 million. This income includes profits from divested businesses, primarily Dresser-Rand ($45.0 million) and Engineered Solutions ($20.9 million), which includes an antidumping subsidy net of tax of $29.5 million. This income is partially offset by retained costs related to IDP ($14.9 million), which mostly include product liability costs primarily related to asbestos liability claims and employee benefit costs.

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

Climate Control Technologies
Climate Control Technologies provides solutions for customers to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, auxiliary power units and walk-in storage coolers and freezers. This segment includes the Thermo King and Hussmann brands.

Dollar amounts in millions	2006	% change	2005	% change	2004
Net revenues	$3,171.0	11.1%	$2,853.6	2.1%	$2,793.7
Operating income	356.0	13.0%	315.1	1.9%	309.1
Operating margin	11.2%		11.0%		11.1%

2006 vs. 2005: Net revenues increased by 11.1% in 2006, or $317.4 million, compared with 2005, which mainly resulted from higher volumes and product mix (9%) and improved product pricing (2%). Operating income increased during the year due to higher volumes and product mix ($71 million) and improved product pricing ($46 million), partially offset by higher material costs ($70 million) and investments in new product development and productivity programs ($10 million).

Revenues from North American operations for the year ended 2006 increased by approximately 13% compared with 2005, due to growth across all of our businesses. Revenues were bolstered by the Tripac® auxiliary power unit and increased display case sales and stationary refrigeration services revenue. Non-U.S. revenues for the year ended 2006 increased 9% compared with 2005, as the increase in the sales of display cases and refrigerated trailers in Europe more than offset the decline in refrigerated cases and the bus air conditioning market in Asia Pacific.

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

Net revenue increases by Climate Control Americas (4%) and Climate Control Asia Pacific (11%), more than offset a decline in Climate Control Europe (3%). Net revenues and operating income benefited from strong worldwide market conditions for the truck & trailer, aftermarket and container business lines. The retail business declined in the Americas and Europe, but strengthened in Asia Pacific.

Compact Vehicle Technologies
Compact Vehicle Technologies is engaged in the design, manufacture, sale and service of skid-steer loaders, all-wheel steer loaders, compact track loaders, compact excavators, attachments, golf vehicles and utility vehicles. This segment includes the Bobcat and Club Car brands.

Dollar amounts in millions	2006	% change	2005	% change	2004
Net revenues	$2,641.2	-1.5%	$2,681.1	18.5%	$2,261.7
Operating income	358.0	-13.8%	415.2	25.1%	332.0
Operating margin	13.6%		15.5%		14.7%

2006 vs. 2005: Net revenues decreased by 1.5% in 2006, or $39.9 million, compared with 2005, mainly due to lower volumes and product mix (4%), partially offset by improved pricing (2%). Operating income for the year ended 2006 decreased due to lower volumes and product mix ($47 million), higher material costs ($34 million), higher product related costs ($17 million) and investments in new product development and productivity programs ($15 million), partially offset by improved product pricing ($32 million) and increased productivity ($28 million).

Bobcat revenues for the year ended 2006 decreased 5% compared with 2005, mainly due to a deterioration in the North American markets for compact equipment and a related decline in shipments to third party dealers as they reduced their inventory levels. In addition, the year ended 2005 results benefited from equipment and attachment sales related to Gulf Coast hurricane clean up efforts. Club Car revenues for the year ended 2006 increased by 11% compared with 2005, mainly due to higher sales of golf cars and transport and utility vehicles, as well as significant growth in the aftermarket and international markets.

2005 vs. 2004: Net revenues increased by 18.5% in 2005, or $419.4 million, compared with 2004, mainly due to higher volumes and product mix (17%) and improved pricing (2%). Operating income for the year ended 2005 increased significantly, due to higher volumes and product mix ($106 million) and improved pricing ($51 million). Operating income and margins were negatively impacted by higher material costs ($53 million), investments in productivity improvements ($8 million) and currency translation ($9 million).

Bobcat’s revenue growth reflect higher volumes driven by improved markets, new products and attachments introduced during the year and an increase in aftermarket parts sales. Club Car’s business also had improvements in volume and pricing, with growth in golf and utility vehicles due to increased market share and new product launches.

Construction Technologies
Construction Technologies is engaged in the design, manufacture, sale and service of road construction and repair equipment, portable power products, general-purpose construction equipment, attachments and portable light towers and compressors. This segment is comprised of the Utility Equipment, Road Development and Attachments businesses.

Dollar amounts in millions	2006	% change	2005	% change	2004
Net revenues	$1,362.3	16.6%	$1,168.6	16.0%	$1,007.1
Operating income	148.0	42.6%	103.8	-1.3%	105.2
Operating margin	10.9%		8.9%		10.4%

2006 vs. 2005: Net revenues increased by 16.6% in 2006, or $193.7 million, compared with 2005, primarily due to higher volumes and product mix (14%), improved product pricing (2%) and acquisitions (1%). Operating income for the year ended 2006 increased due to higher volumes and product mix ($36 million) and improved product pricing ($21 million) and increased productivity ($21 million). These increases in operating income were partially offset by increases in product related costs ($13 million), investments in new product development and productivity programs ($13 million) and higher material costs ($10 million).

Road Development revenues for the year ended 2006 increased 8% compared with 2005, due to the strength in the international markets, offset by declines in the U.S. compaction market. The Utility Equipment and Attachments businesses had combined revenue growth for the year ended 2006 of 28% compared with 2005, due to acquisitions and growth in all major geographic regions.

2005 vs. 2004: Net revenues increased by 16.0% in 2005, or $161.5 million, compared with 2004, mainly due to higher volumes and product mix (12%) and improved product pricing (3%). Operating income benefited from higher volumes and product mix ($20 million) and improved pricing ($34 million). However, higher material costs ($42 million), investments in productivity programs and new product development ($7 million) and manufacturing inefficiencies more than offset these gains and reduced operating income for the segment.

All businesses in the segment had significant revenue growth in 2005, despite a decline in the Road Development business experienced at the end of the year due to the curtailment of construction investment by the Chinese government. The product line also experienced operating margin pressure from high material costs and manufacturing inefficiencies throughout the year. Utility Equipment continued to show significant growth as it launched new products, expanded distribution and was in position to assist during the hurricane season.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling and energy generation systems. This segment includes the Air Solutions and Productivity Solutions businesses.

Dollar amounts in millions	2006	% change	2005	% change	2004
Net revenues	$1,949.8	11.8%	$1,743.9	12.3%	$1,552.8
Operating income	262.0	16.5%	224.9	24.6%	180.5
Operating margin	13.4%		12.9%		11.6%

2006 vs. 2005: Net revenues increased by 11.8% in 2006, or $205.9 million, compared with 2005, mainly due to higher volumes and product mix (9%), improved product pricing (2%) and acquisitions (1%). Operating income for the year ended 2006 was higher due to increased productivity ($36 million), improved product pricing ($31 million) and higher volumes and product mix ($23 million). These gains were partially offset by higher material costs ($40 million), investments in new product development and productivity programs ($8 million) and additional costs associated with a labor dispute in India ($5 million).

Air Solutions revenues for the year ended 2006 increased 13% compared with 2005, driven by continued strength in worldwide industrial markets, supported by higher revenues in all major geographic regions and growth in recurring revenues. Productivity Solutions revenues for the year ended 2006 increased by 9% compared with 2005, as a result of new product growth and increased recurring revenues, as well as strong international growth.

2005 vs. 2004: Net revenues increased by 12.3% in 2005, or $191.1 million, compared with 2004, mainly due to higher volumes and product mix (10%) and product pricing (2%). Operating income for 2005 increased significantly due to higher volumes and product mix ($37 million), improved product pricing ($29 million) and productivity improvements ($12 million). Investments in productivity ($11 million) and higher material costs ($5 million) partially offset some of the operating income gains.

Net revenues and operating income increased substantially for all businesses in the segment, mainly due to new product launches and increased recurring revenues. Net revenue increases by Air Solutions (14%) and Productivity Solutions (9%) were also generated by geographic expansion, contributing to higher net revenues in all regions.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems, and security and scheduling software. Security Technologies includes the Schlage, LCN, Von Duprin and CISA brands.

Dollar amounts in millions	2006	% change	2005	% change	2004
Net revenues	$2,285.0	8.8%	$2,099.7	18.1%	$1,778.3
Operating income	400.2	5.1%	380.7	24.9%	304.8
Operating margin	17.5%		18.1%		17.1%

2006 vs. 2005: Net revenues increased by 8.8% in 2006, or $185.3 million, compared with 2005, mainly due to higher volumes and product mix (4%), acquisitions (3%) and improved product pricing (2%). Operating income for the year ended 2006 increased due to improved product pricing ($55 million), increased productivity ($29 million), favorable currency movement and higher volumes and product mix. These gains were partially offset by higher material costs ($47 million) and investments in new product development and productivity programs ($32 million).

Net revenues grew in all major geographic regions during 2006. North American revenues increased 4% due to strong commercial market gains. Revenues in Europe increased 12% due to the acquisitions made in 2005, as well as increased pricing and higher volumes. Asia Pacific revenues were up sharply, primarily due to bolt-on acquisitions.

2005 vs. 2004: Net revenues increased by 18.1% in 2005, or $321.4 million, compared with 2004, mainly due to acquisitions during the year (16%) and improved product pricing (3%). Operating income also improved during 2005. Improved pricing ($54 million), productivity improvements ($29 million) and acquisitions ($23 million) all had favorable impacts on operating income. Operating income was negatively impacted by higher material costs ($29 million), unfavorable product mix and volumes ($19 million) and productivity investment costs ($18 million). The 2004 operating income was also negatively impacted by one-time costs ($28 million) related to a product warranty issue, a plant closing and the discontinuance of a plumbing fixture product line, and legal expenses.

Net revenues in the segment benefited from strong growth in the electronic controls and integrated solutions businesses in 2005. Increases in North American revenues (6%) were the result of strong construction markets, especially commercial, and recurring revenues. Non-U.S. revenues were helped by the 2005 acquisitions, which increased the breadth of products and customer base in Europe and Asia Pacific.

Employee Benefit Plans

Pensions
Net pension cost is based on the weighted-average assumptions used at the end of the previous year to calculate the pension benefit obligation, adjusted for any curtailment and settlement gains or losses. Net periodic pension cost for 2006, 2005 and 2004 was as follows:

In millions	2006	2005	2004
Net periodic pension cost	$32.7	$32.4	$26.5
Curtailment/settlement losses	-	4.0	41.1	*
Net periodic pension cost after curtailments/settlements	$32.7	$36.4	$67.6
*The curtailment and settlement losses in 2004 are associated primarily with the sale of Dresser-Rand and Drilling Solutions

Net pension cost for 2007 is projected to be approximately $21.7 million. The assumptions expected to be used to calculate the 2007 net periodic pension cost are as follows:

Discount rate:
U.S. plans	5.50%
Non-U.S. plans	5.00%
Rate of compensation increase:
U.S. plans	4.00%
Non-U.S. plans	4.25%
Expected return on plan assets:
U.S. plans	8.50%
Non-U.S. plans	7.25%

The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a final average pay formula. The Company’s collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans usually provide benefits based on an earnings and years of service formula. Additional supplemental benefit plans are maintained by the Company for officers and other key employees. Pension benefit payments are expected to be paid as follows: $192.1 million in 2007, $192.0 million in 2008, $200.6 million in 2009, $227.3 million in 2010, $204.4 million in 2011 and $1,089.7 million for the years 2012 to 2016.

The Company’s investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, minimizes the present value of required Company contributions, at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment management decisions reviewed regularly are asset allocations, investment manager performance, investment advisors and trustees. An asset/liability modeling (ALM) study is used as the basis for global asset allocation decisions and updated approximately every five years or as required. As of December 31, 2006, the Company’s strategic global asset allocation for its pension plans was 60% in equity securities and 40% in debt securities and cash. The Company sets upper limits and lower limits of plus or minus 5%. The asset allocations are reviewed at least quarterly and appropriate adjustments are made. Based on its most recent ALM study, the Company in 2007 has begun to adjust its strategic global asset allocation for its pension plans to be approximately 40% in equity securities and 60% in debt securities, real estate and cash.

The Company made contributions to its pension plans of $31.7 million in 2006, $119.4 million in 2005, and $170.1 million in 2004. The Company currently projects that it will be required to contribute approximately $24 million to its plans worldwide in 2007. The Company’s policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.

The Company anticipates funding the plans in 2007 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

As of December 31, 2006, the Company has a net liability on its balance sheet of $218.4 million, which consists of long-term prepaid pension costs of $119.3 million and current and non-current pension benefits liabilities of $337.7 million. It is the Company’s objective to contribute to its pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants when required. However, certain plans are not or cannot be funded due to either legal or tax requirements in certain jurisdictions. As of December 31, 2006, approximately seven percent of the Company’s projected benefit obligation relates to plans that are unfunded.

In 2006, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158), which requires the Company to record the funded status of its pension plans on its balance sheet effective December 31, 2006. Refer to Note 9 in the Company’s financial statements and the Liquidity and Capital Resources section for further details of the impact of SFAS 158.

Postretirement Benefits Other Than Pensions
Net periodic postretirement benefit cost is based on the weighted-average assumptions used at the end of the previous year to calculate the postretirement benefit obligation, adjusted for any curtailment and settlement gains or losses, if any. Net periodic postretirement cost for 2006, 2005 and 2004 was as follows:

In millions	2006	2005	2004
Net periodic postretirement benefit cost	$79.2	$74.0	$76.9

Net periodic postretirement benefit cost for 2007 is projected to be approximately $84.5 million. The assumptions expected to be used to calculate the 2007 net periodic postretirement benefit cost are the same as were used at the end of 2006 to calculate the postretirement benefit obligation.

The Company funds postretirement benefit costs principally on a pay-as-you-go basis. Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows: $72.0 million in 2007, $75.0 million in 2008, $76.1 million in 2009, $77.1 million in 2010, $79.1 million in 2011 and $380.7 million for the years 2012 to 2016.

In 2006, the Company adopted SFAS 158, which requires the Company to record the funded status of its postretirement plans on its balance sheet effective December 31, 2006. Refer to Note 8 in the Company’s financial statements and the Liquidity and Capital Resources section for further details of the impact of SFAS 158.

Liquidity and Capital Resources

The following table contains several key measures to gauge the Company’s financial condition and liquidity:

Dollar amounts in millions	2006	2005	2004
Cash and cash equivalents	$362.3	$880.6	$1,703.1
Marketable securities	0.7	156.5	0.6
Working capital	482.3	1,048.5	1,732.8
Total debt	1,984.6	2,117.0	1,880.4
Total stockholders' equity	5,404.8	5,762.0	5,733.8
Debt-to-total capital ratio	26.6%	26.7%	24.3%
Operating cash flow from continuing operations	1,008.8	873.2	770.2
Average days outstanding in receivables	63.0	56.5	55.6
Inventory turnover	6.4	6.9	6.5
Capital expenditures	212.3	141.8	125.6

Overview of Cash Flows and Liquidity
Operating Activities
2006 vs. 2005: The Company’s primary source of liquidity is operating cash flows. Net cash provided by operating activities from continuing operations increased to $1,008.8 million in 2006 compared with $873.2 in 2005. The change was primarily due to the increases in accrued liabilities during the period offset by increases in accounts receivable and inventories.

2005 vs. 2004: Net cash provided by operating activities from continuing operations increased to $873.2 million in 2005 compared with $770.2 million 2004. This change was mainly due to higher earnings from continuing operations of $1,053.1 million compared with $829.8 million in 2004, and an increase in deferred income taxes, partially offset by decreases in other current and noncurrent liabilities.

Investing Activities
2006 vs. 2005: Net cash used in investing activities from continuing operations in 2006 was $161.2 million, compared with $771.7 million in 2005. The change in investing activities was primarily attributable to lower cash payments for business acquisitions and an increase in net proceeds from the sale and purchase of marketable securities. For the years ended December 31, 2006 and 2005, cash used to purchase businesses was $121.5 million and $514.7 million, respectively. The Company had net proceeds from the sale of marketable securities of $155.8 million for the year ended December 31, 2006, compared with an outflow of $153.2 million from the net purchase of marketable securities for the year ended December 31, 2005.

2005 vs. 2004: Net cash used in investing activities from continuing operations in 2005 was $771.7 million compared with net cash provided by investing activities of $1,312.2 million in 2004. The decrease was primarily attributable to the cash used for the acquisitions of CISA S.p.A. and Taiwan Fu Hsing Industrial Company Ltd. in 2005 and the significant decrease in proceeds received for business divestitures, compared with 2004.

Financing Activities
2006 vs. 2005: Net cash used in financing activities from continuing operations in 2006 was $1,358.7 million compared with $875.7 million in 2005. The increase reflects the 2006 repurchases of approximately 27.7 million Class A common shares at a cost of $1,096.3 million, compared with 19.4 million Class A common shares at a cost of $763.6 million during 2005.

2005 vs. 2004: Net cash used in financing activities from continuing operations in 2005 was $875.7 million compared with $807.2 million in 2004. The increase reflects the 2005 repurchase of approximately 19.4 million Class A common shares for $763.6 million, partially offset by the higher debt repayments in 2004 and the issuance of $300 million of debt during 2005. Also during 2005, the Company repurchased the preferred shares of two subsidiaries for $73.6 million, from unrelated third party holders of the shares. The Company has fully consolidated these subsidiaries since their initial purchase.

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has revised its December 31, 2004 consolidated statement of cash flows to separately disclose the effects of discontinued operations by cash flow activity. The Company had previously reported these amounts on a combined basis. The Company also reclassified its presentation of capitalized software on its December 31, 2005 consolidated balance sheet from intangible assets to property, plant and equipment to better depict the nature and intent of the investment. Concurrently, the Company reclassified its consolidated statement of cash flow for the years ended December 31, 2005 and 2004, respectively, in order to show capitalized software purchases as an investing activity rather than an operating activity to be consistent with the Company’s balance sheet presentation.

Other Liquidity Measures
At December 31, 2006 the Company’s debt levels declined slightly from those at December 31, 2005. During 2006, the Company repaid $513.7 million of long-term debt, consisting primarily of $502.6 million associated with long-term debt maturing in the second quarter. These payments were partially offset by net short-term borrowings of $369.2 million, primarily consisting of commercial paper issuances in the second half of 2006.

Capital expenditures were $212.3 million, $141.8 million and $125.6 million for 2006, 2005 and 2004, respectively. The Company’s investments continue to improve manufacturing productivity, reduce costs and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2007 is estimated to be approximately $220-$260 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at the option of the Company without incurring substantial charges. There are no planned projects, either individually or in the aggregate, that represent a material commitment for the Company.

Capitalization
In addition to operating cash flow, the Company maintains significant availability under its commercial paper program. The Company’s ability to borrow at a cost-effective rate under the commercial paper program is contingent upon maintaining an investment-grade credit rating. As of December 31, 2006, the Company’s credit ratings were as follows:

	Short-term	Long-term
Moody's	P-2	A3
Standard and Poor's	A-2	A-
Fitch	F2	A-
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

The Company’s debt-to-total capital ratio at December 31, 2006 remained consistent with 2005, as increased profits were more than offset by the reduction of shareholders’ equity as a result of the Company’s adoption of SFAS 158 for its pension and postretirement plans. SFAS 158 requires the Company to record the funded status of its pension and postretirement plans on its balance sheet effective December 31, 2006. The adoption of SFAS 158 resulted in a decrease of total assets of $476.0 million and shareholders’ equity of $472.8 million (net of tax of $268.2 million) and an increase of total liabilities of $265.0 million. Refer to Notes 8 and 9 in the Company’s financial statements for further details of the impact of SFAS 158.

The Company has additional short-term borrowing alternatives, should the need arise. At December 31, 2006, the Company’s committed revolving credit lines consisted of two five-year lines totaling $2.0 billion of which $750 million expires in June 2009 and $1.25 billion expires in August 2010. These lines were unused and provide support for the Company’s commercial paper program and indirectly provide support for other financing instruments, such as letters of credit and comfort letters, as required in the normal course of business. The Company compensates banks for these lines with fees equal to a weighted average of .0775% per annum. Available non-U.S. lines of credit were $786.9 million, of which $612.0 million were unused at December 31, 2006. These lines provide support for bank guarantees, letters of credit and other working capital purposes.

In 2007, the Company has debt retirements of $626.8 million, which includes $549.1 million in bonds that may require early repayment at the option of the holders. The Company believes that its cash generation, large unused capacity under its committed borrowing facilities and the ability to obtain additional external financing, if necessary, provide sufficient capacity to cover all cash requirements for capital expenditures, dividends, debt repayments, and operating lease and purchase obligations in 2007.

In August 2005, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a stock distribution to shareholders on September 1, 2005. All references to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares were restated in 2005 to reflect the effect of the stock split. Shareholders’ equity reflects the stock split by reclassifying from “Retained earnings” to “Class A common shares” an amount equal to the par value of the additional shares from the split as of the distribution date. The Board also authorized in August 2005, an increase of the quarterly dividend on the Company’s Class A common shares from 12.5 cents to 16 cents per share. In August 2006, the Board authorized an increase of the quarterly dividend on the Company’s Class A common shares from 16 cents to 18 cents per share.

Contractual Obligations

The following table summarizes the Company’s contractual cash obligations by required payment periods, in millions:

Payments due by period	Long-term debt	Interest payments on long-term debt	Purchase obligations	Operating leases	Total contractual cash obligations
Less than 1 year	$626.8*	$97.3	$643.2	$57.7	$1,425.0
1 - 3 years	148.5	105.5	45.0	75.0	374.0
3 - 5 years	20.9	99.2	6.6	32.1	158.8
More than 5 years	735.8	431.6	-	20.6	1,188.0
Total	$1,532.0	$733.6	$694.8	$185.4	$3,145.8
*Includes $549.1 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028.

Future expected obligations under the Company’s pension and postretirement benefit plans and repayments of short-term borrowings have not been included in the contractual cash obligations table above.

The Company’s pension plan policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2007 in accordance with contributions required by funding regulations or laws of each jurisdiction. The Company currently projects that it will be required to contribute approximately $24 million to its pension plans worldwide in 2007. Postretirement benefit plans, excluding pensions, are not required to be funded in advance and are principally funded on a pay-as-you-go basis. The Company currently projects that it will make payments, net of plan participants’ contributions and Medicare Part D subsidy, of approximately $72 million in 2007 for its postretirement benefit plans.

The short-term borrowings outstanding at December 31, 2006, were $452.6 million compared with $76.1 million at December 31, 2005.

For financial market risk impacting the Company, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Environmental and Asbestos Matters

The Company continues to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the Company currently is engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.

During 2006, the Company spent approximately $5 million on capital projects for pollution abatement and control, and an additional $9.4 million for environmental remediation expenditures at sites presently or formerly owned or leased by the Company. The Company believes that these expenditure levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

All asbestos-related claims resolved to date have been dismissed or settled. For the years ended December 31, 2006, 2005 and 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $31.6 million, $16.8 million and $16.5 million, respectively. The increase in asbestos-related costs in 2006 compared with 2005 and 2004 is primarily attributable to revised estimates for future recoveries to be received from the Company’s insurance carriers, as well as declining levels of insurance coverage available for cost recoveries. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

Legislation recently under consideration in Congress concerns pending and future asbestos-related personal injury claims. Whether and when such legislation will become law, and the final provisions of such legislation, are unknown. Consequently, the Company cannot predict with any reasonable degree of certainty what effect, if any, such legislation would have upon the Company’s financial position, results of operations or cash flows. See also the discussion under Note 15, Commitments and Contingencies, to the consolidated financial statements contained in this Annual Report on Form 10-K.

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

Critical Accounting Policies

The notes to the financial statements include a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements and the following summarizes what the Company believes are the critical accounting policies and methods used by the Company:

•
Allowance for doubtful accounts - The Company has provided an allowance for doubtful accounts receivable using a Company policy formula based upon its knowledge of its end markets, customer base and products.

In the first quarter of 2006, the Company changed its estimate of the allowance for doubtful accounts in light of various business and economic factors, including a significant change in its business portfolio and historical and expected write-off experience. In addition, the Company signed a new insurance policy which limits its bad debt exposure. As a result, the Company reduced its allowance by $20.5 million, or $17.1 million after-tax, which increased first quarter 2006 diluted earnings per share by $0.05.

•
Goodwill and other intangible assets - The Company has significant goodwill and other intangible assets on its balance sheet related to acquisitions. The valuation and classification of these assets and the assignment of amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the determination of fair market value. The Company’s goodwill and other intangible assets are tested and reviewed annually for impairment or when there is a significant change in circumstances. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

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

•
Loss contingencies - Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental and asbestos matters and product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.

•
Revenue Recognition - Revenue is generally recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectibility is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company enters into agreements that contain multiple elements, such as equipment, installation and service revenue. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values or undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements.

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

•
Employee benefit plans - The Company provides a range of benefits to eligible employees and retired employees, including pensions, postretirement and postemployment health-care benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and health-care cost trend rates. Independent actuaries perform the required calculations to determine expense in accordance with U.S. generally accepted accounting principles. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. Effective December 31, 2006, these effects are generally recognized in shareholders’ equity on an annual basis, due to the adoption of SFAS 158. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. The discount rate reflects a rate at which pension benefits could be effectively settled. It is established and based primarily on the yields of high-quality fixed-income investments available and expected to be available during the life of the plans, a study based on the Citigroup Pension Liability index, and a review of the current yields reported by Moody’s on AA corporate bonds. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid, which should reflect the rates of return on present investments, and on reinvestments over the period. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy and the types of assets held. Historical assets return trends for the larger plans are reviewed over fifteen, ten and five-year periods. The actual rates of return for plan assets over the last ten and fifteen-year periods have exceeded the expected rates of return used. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on input from its actuaries, outside investment advisors, and information as to assumptions used by plan sponsors.

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement cost. Estimated sensitivities to the net periodic pension cost of a 0.25% rate decrease in the three basic assumptions are as follows: the discount rate would increase expense by approximately $5.7 million, the rate of compensation increase would decrease expense by approximately $4.7 million, and the estimated return on assets assumption would increase expense by approximately $6.9 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase net periodic postretirement benefit cost by $1.6 million and a 1.0% increase in the health care cost trend rate would increase the cost by approximately $6.3 million.

In 2006, the Company adopted SFAS 158, which requires the Company to record the funded status of its pension and other postretirement plans on its balance sheet effective December 31, 2006. Refer to Notes 8 and 9 in the Company’s financial statements and the Liquidity and Capital Resources section for further details of the impact of SFAS 158.

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

New Accounting Standards

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company for the fiscal year ended December 31, 2006. SAB 108 did not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company for the fiscal year beginning on January 1, 2007. The Company is still assessing the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective for the Company starting on January 1, 2008. The Company is currently evaluating the impact on its financial statements of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company starting on January 1, 2008. The Company is currently evaluating the impact on its financial statements of adopting SFAS 159.

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

The Company evaluates its exposure to changes in currency exchange rates using a sensitivity analysis. The sensitivity analysis is a measurement of the potential loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar. Based on the firmly committed currency derivative instruments in place at December 31, 2006, a hypothetical change in fair value of those financial instruments assuming a 10% increase in exchange rates against the U.S. dollar would result in an unrealized loss of approximately $32.5 million, as compared with $16.0 million at December 31, 2005. These amounts would be offset by changes in the fair value of underlying currency transactions.

The Company entered into two total return swaps (the Swaps) which are derivative instruments used to hedge the Company's exposure to changes in its share-based compensation expense. The Swaps are benchmarked to the Company’s Class A common share price and therefore, are exposed to the variations in the market price of our Class A common shares. Assuming a 10% decrease in our share price at December 31, 2006, the Swaps would have an unrealized loss of approximately $3.3 million. This amount would be offset by changes in the fair value of underlying share-based compensation expense.

From time to time the Company participates in the debt markets through the issuance of commercial paper, which, by its terms, has a maturity of less than a year. In managing its portfolio the Company issues and reissues commercial paper, thus exposing it to interest rate risk in a market environment of rising interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	The following consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated March 1, 2007, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated balance sheets at December 31, 2006 and 2005
For the years ended December 31, 2006, 2005 and 2004:
Consolidated statements of income
Consolidated statements of shareholders’ equity
Consolidated statements of cash flows
Notes to consolidated financial statements

Financial Statement Schedule:
Consolidated schedule for the years ended December 31, 2006, 2005 and 2004:
Schedule II — Valuation and Qualifying Accounts

(b)	The unaudited quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts

					Basic	Diluted
		Cost of			earnings	earnings
	Net	goods	Operating	Net	per common	per common
2006	revenues	sold	income	earnings	share*	share*
First quarter	$2,711.0	$1,998.0	$341.1	$253.2	$0.77	$0.76
Second quarter	3,041.9	2,215.4	416.5	313.5	0.96	0.95
Third quarter	2,765.9	2,043.8	357.7	243.8	0.77	0.76
Fourth quarter	2,890.5	2,167.0	325.5	222.0	0.72	0.72
Year 2006	$11,409.3	$8,424.2	$1,440.8	$1,032.5	$3.23	$3.20

2005
First quarter	$2,458.8	$1,810.6	$297.0	$223.0	$0.64	$0.64
Second quarter	2,759.5	2,019.1	379.1	285.4	0.84	0.83
Third quarter	2,615.3	1,920.7	340.0	254.2	0.76	0.75
Fourth quarter	2,713.3	1,993.7	345.7	291.6	0.88	0.87
Year 2005	$10,546.9	$7,744.1	$1,361.8	$1,054.2	$3.12	$3.09
*The amounts have been restated to reflect a two-for-one stock split that occurred in August 2005.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2006, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, and 13) of Form 10-K will be included in the Company’s Proxy Statement for the Company’s 2007 Annual General Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2006 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company’s executive officers which follows Item 4 in this Annual Report on Form 10-K, is incorporated by reference into Items 10 and 12, respectively, of this Report.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption “Audit and Non-Audit Fees” in our 2007 Proxy Statement.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULE

(a) 1. and 2.	Financial statements and financial statement schedule
See Item 8.

3.	Exhibits
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

2.5
Asset and Stock Purchase Agreement, dated as of February 27, 2007, among Ingersoll-Rand Company limited, on behalf of itself and the other sellers named therein, and AB Volvo (publ), on behalf of itself and the other buyers named therein. Incorporated by reference to Form 8-K for Ingersoll-Rand Company Limited dated February 27, 2007, filed February 28, 2007.

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

4.6
Credit Agreement dated as of August 12, 2005, among Ingersoll-Rand Company and Ingersoll-Rand Company Limited, the banks listed therein, and Citicorp USA, Inc., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and UBS Securities LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Lead Arrangers and Bookrunners. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2006, filed March 1, 2006.

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

10.10
Description of Annual Incentive Arrangements for Chairman, President, Sector Presidents and other Staff Officers of Ingersoll-Rand Company Limited. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2006, filed March 1, 2006.

10.11
Description of Performance Share Program for Chairman, President and Chief Executive Officer and the other Participants of Ingersoll-Rand Company Limited. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2006, filed March 1, 2006.

10.12
Form of Change in Control Agreement with Tier 1 Officers of Ingersoll-Rand Company Limited, dated as of December 1, 2006. Incorporated by reference to Exhibit 99.1 in Form 8-K of Ingersoll-Rand Company Limited, dated November 30, 2006, filed December 4, 2006.

10.13
Form of Change in Control Agreement with Tier 2 Officers of Ingersoll-Rand Company Limited, dated as of December 1, 2006. Incorporated by reference to Exhibit 99.2 in Form 8-K of Ingersoll-Rand Company Limited, dated November 30, 2006, filed December 4, 2006.

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

10.25
Amendment, dated February 1, 2006, to Amended and Restated Elected Officers Supplemental Plan, dated December 31, 2004. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2006, filed March 1, 2006.

10.26	Elected Officers Supplemental Plan II, dated February 1, 2006. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2006, filed March 1, 2006.

10.27	Amended and Restated Executive Deferred Compensation Plan. Incorporated by reference to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 2000, filed March 20, 2001.

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

10.38	Employment Agreement with Michael Lamach, Senior Vice President. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2003, filed February 27, 2004.

10.39	Addendum, dated June 3, 2005, to Employment Agreement with Timothy R. McLevish. Incorporated by reference to Form 8-K of Ingersoll-Rand Company Limited, dated June 1, 2005, filed June 6, 2005.

10.40	Employment Agreement with James R. Bolch, Senior Vice President. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2006, filed March 1, 2006.

10.41
Addendum, dated December 8, 2005, to Employment Agreement with James R. Bolch. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2006, filed March 1, 2006.

10.42
Amended and Restated Estate Enhancement Program, dated June 1, 1998, and the related form agreements. Incorporated by reference to Form 10-Q of Ingersoll-Rand Company Limited for the quarter ended March 31, 2006, filed May 5, 2006.

10.43
First Amendment to the Amended and Restated Estate Enhancement Program, dated December 31, 2001. Incorporated by reference to Form 10-Q of Ingersoll-Rand Company Limited for the quarter ended March 31, 2006, filed May 5, 2006.

10.44	Employment Agreement with William Gauld, Senior Vice President, dated September 7, 2006. Filed herewith.

10.45	Employment Agreement with Marcia J. Avedon, Senior Vice President, dated January 8, 2007. Filed herewith.

12	Computations of Ratios of Earnings to Fixed Charges. Filed herewith.

14	Ingersoll-Rand Company Limited Code of Ethics. Incorporated by reference to Form 10-K of Ingersoll-Rand Company Limited for the year ended December 31, 2006, filed March 1, 2006.

21	List of Subsidiaries of Ingersoll-Rand Company Limited. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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
(Herbert L. Henkel) Chief Executive Officer Date: March 1, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman, President, Chief
/S/ Herbert L. Henkel	Executive Officer and Director
(Herbert L. Henkel)	(Principal Executive Officer)	March 1, 2007

Senior Vice President and
/S/ Timothy R. McLevish	Chief Financial Officer
(Timothy R. McLevish)	(Principal Financial Officer)	March 1, 2007

/S/ Richard W. Randall	Vice President and Controller
(Richard W. Randall)	(Principal Accounting Officer)	March 1, 2007

/S/ Ann C. Berzin
(Ann C. Berzin)	Director	March 1, 2007

/S/ Peter C. Godsoe
(Peter C. Godsoe)	Director	March 1, 2007

/S/ Constance Horner
(Constance Horner)	Director	March 1, 2007

/S/ H. William Lichtenberger
(H. William Lichtenberger)	Director	March 1, 2007

/S/ Theodore E. Martin
(Theodore E. Martin)	Director	March 1, 2007

/S/ Patricia Nachtigal
(Patricia Nachtigal)	Director	March 1, 2007

/S/ Orin R. Smith
(Orin R. Smith)	Director	March 1, 2007

/S/ Richard J. Swift
(Richard J. Swift)	Director	March 1, 2007

/S/ Tony L. White
(Tony L. White)	Director	March 1, 2007

INGERSOLL-RAND COMPANY LIMITED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ingersoll-Rand Company Limited:

We have completed integrated audits of Ingersoll-Rand Company Limited’s (successor company to Ingersoll-Rand Company) consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ingersoll-Rand Company Limited and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, as of January 1, 2006, using the modified prospective method.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment to FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 1, 2007

Ingersoll-Rand Company Limited
Consolidated Statements of Income
In millions, except per share amounts

For the years ended December 31,	2006	2005	2004
Net revenues	$11,409.3	$10,546.9	$9,393.6
Cost of goods sold	8,424.2	7,744.1	6,854.0
Selling and administrative expenses	1,544.3	1,441.0	1,419.3
Operating income	1,440.8	1,361.8	1,120.3
Interest expense	(131.8)	(144.3)	(153.1)
Other income, net	5.9	53.0	17.0
Minority interests	(14.9)	(12.7)	(16.0)
Earnings before income taxes	1,300.0	1,257.8	968.2
Provision for income taxes	231.7	204.7	138.4
Earnings from continuing operations	1,068.3	1,053.1	829.8
Discontinued operations, net of tax	(35.8)	1.1	388.9
Net earnings	$1,032.5	$1,054.2	$1,218.7
Basic earnings per common share:
Earnings from continuing operations	$3.34	$3.12	$2.40
Discontinued operations, net of tax	(0.11)	-	1.12
Net earnings	$3.23	$3.12	$3.52
Diluted earnings per common share:
Earnings from continuing operations	$3.31	$3.09	$2.36
Discontinued operations, net of tax	(0.11)	-	1.11
Net earnings	$3.20	$3.09	$3.47

See accompanying Notes to Consolidated Financial Statements.

Ingersoll-Rand Company Limited
Consolidated Balance Sheets
In millions

December 31,	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$362.3	$880.6
Marketable securities	0.7	156.5
Accounts and notes receivable, less allowance of
$17.8 in 2006 and $47.6 in 2005	1,996.2	1,679.0
Inventories	1,320.3	1,128.8
Prepaid expenses and deferred income taxes	416.4	403.3
Total current assets	4,095.9	4,248.2

Property, plant and equipment, net	1,276.3	1,157.5
Goodwill	4,604.8	4,433.4
Intangible assets, net	736.2	717.0
Other assets	1,432.7	1,200.3
Total assets	$12,145.9	$11,756.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,026.8	$812.5
Accrued compensation and benefits	383.8	401.4
Accrued expenses and other current liabilities	1,123.6	1,053.1
Loans payable and current maturities of long-term debt	1,079.4	932.7
Total current liabilities	3,613.6	3,199.7

Long-term debt	905.2	1,184.3
Postemployment and other benefit liabilities	1,428.8	1,000.9
Other noncurrent liabilities	793.5	609.5
Total liabilities	6,741.1	5,994.4
Commitments and contingencies (Note 15)

Shareholders' equity:
Class A common shares, $1 par value (364,462,276 and
360,740,316 shares issued at December 31, 2006 and
2005, respectively, and net of 57,699,279 and 30,032,378
shares owned by subsidiary at December 31, 2006 and
2005, respectively)	306.8	330.7
Retained earnings	5,456.1	5,558.9
Accumulated other comprehensive income (loss)	(358.1)	(127.6)
Total shareholders' equity	5,404.8	5,762.0
Total liabilities and shareholders' equity	$12,145.9	$11,756.4

See accompanying Notes to Consolidated Financial Statements.

Ingersoll-Rand Company Limited
Consolidated Statements of Shareholders' Equity
In millions, except per share amounts

	Total shareholders'	Common stock		Capital in excess of par	Retained	Accumulated other comprehensive income	Comprehensive
	equity	Amount	Shares	value	earnings	(loss)	income
Balance at December 31, 2003	$4,493.3	$174.5	174.5	$610.6	$3,978.7	$(270.5)
Net earnings	1,218.7				1,218.7		$1,218.7
Currency translation	168.7					168.7	168.7
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax of $0.4	3.1					3.1	3.1
Minimum pension liability adjustment, net of tax of $103.7	161.5					161.5	161.5
Total comprehensive income							$1,552.0
Shares issued under incentive stock plans	213.5	3.9	3.9	209.6
Repurchase of common shares by subsidiary	(355.9)	(5.3)	(5.3)	(350.6)
Change in fiscal year end of subsidiary, net of tax of $7.3	(16.5)				(16.5)
Cash dividends, declared and paid ($0.44 per share)	(152.6)				(152.6)
Balance at December 31, 2004	5,733.8	173.1	173.1	469.6	5,028.3	62.8
Net earnings	1,054.2				1,054.2		$1,054.2
Currency translation	(267.7)					(267.7)	(267.7)
Change in fair value of marketable securities and
derivatives qualifying as cash flow hedges,
net of tax of $0.3	5.7					5.7	5.7
Minimum pension liability adjustment, net of tax of $60.5	71.6					71.6	71.6
Total comprehensive income							$863.8
Shares issued under incentive stock plans	120.0	2.3	2.3	117.7
Repurchase of common shares by subsidiary	(763.6)	(19.4)	(19.4)	(587.3)	(156.9)
Stock split	-	174.7	174.7		(174.7)
Cash dividends, declared and paid ($0.57 per share)	(192.0)				(192.0)
Balance at December 31, 2005	5,762.0	330.7	330.7	-	5,558.9	(127.6)
Net earnings	1,032.5				1,032.5		$1,032.5
Currency translation	258.8					258.8	258.8
Change in fair value of marketable securities and
derivatives qualifying as cash flow hedges,
net of tax of $0.8	(7.3)					(7.3)	(7.3)
Minimum pension liability adjustment, net of tax of $3.2	(9.2)					(9.2)	(9.2)
Total comprehensive income							$1,274.8
Adoption of FASB Statement No. 158, net of tax of $268.2	(472.8)					(472.8)
Shares issued under incentive stock plans	111.1	3.8	3.8	107.3
Repurchase of common shares by subsidiary	(1,096.3)	(27.7)	(27.7)	(150.9)	(917.7)
Share-based compensation	43.6			43.6
Cash dividends, declared and paid ($0.68 per share)	(217.6)				(217.6)
Balance at December 31, 2006	$5,404.8	$306.8	306.8	$-	$5,456.1	($358.1)

See accompanying Notes to Consolidated Financial Statements.

Ingersoll-Rand Company Limited
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net earnings	$1,032.5	$1,054.2	$1,218.7
Loss (income) from discontinued operations, net of tax	35.8	(1.1)	(388.9)
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	190.7	195.7	174.4
Gain on sale of businesses	-	(1.5)	-
Gain on sale of property, plant and equipment	(5.7)	(2.4)	(8.9)
Minority interests, net of dividends	9.2	(1.3)	6.3
Equity earnings, net of dividends	0.1	0.4	(8.6)
Stock settled share based compensation	23.4	-	-
Deferred income taxes	(59.3)	64.0	(59.2)
Other items	(31.1)	(42.0)	(16.6)
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	(204.7)	(128.5)	(70.1)
Inventories	(116.1)	0.6	(174.8)
Other current and noncurrent assets	(91.7)	(189.1)	(139.2)
Increase (decrease) in:
Accounts and notes payable	169.2	87.8	91.5
Other current and noncurrent liabilities	56.5	(163.6)	145.6
Net cash (used in) provided by continuing operating activities	1,008.8	873.2	770.2
Net cash (used in) provided by discontinued operating activities	(36.6)	(34.1)	27.3
Cash flows from investing activities:
Capital expenditures	(212.3)	(141.8)	(125.6)
Proceeds from sale of property, plant and equipment	16.4	19.0	50.4
Acquisitions, net of cash acquired	(121.5)	(514.7)	(33.7)
Proceeds from business dispositions	-	11.4	1,413.2
Proceeds from sales and maturities of marketable securities	155.8	-	0.3
Purchase of marketable securities	-	(153.2)	-
Cash provided by equity companies, net	0.4	7.6	7.6
Net cash (used in) provided by continuing investing activities	(161.2)	(771.7)	1,312.2
Net cash (used in) provided by discontinued investing activities	-	-	(7.4)
Cash flows from financing activities:
Increase (decrease) in short-term borrowings	369.2	(40.2)	(16.3)
Proceeds from long-term debt	4.0	301.7	-
Payments of long-term debt	(513.7)	(198.8)	(453.1)
Net change in debt	(140.5)	62.7	(469.4)
Redemption of preferred stock of subsidiaries	-	(73.6)	-
Proceeds from exercise of stock options	95.7	90.9	170.7
Dividends paid	(217.6)	(192.1)	(152.6)
Repurchase of common shares by subsidiary	(1,096.3)	(763.6)	(355.9)
Net cash (used in) provided by continuing financing activities	(1,358.7)	(875.7)	(807.2)
Net cash (used in) provided by discontinued financing activities	-	-	(1.0)
Effect of change in fiscal year end of businesses	-	-	(23.8)
Effect of exchange rate changes on cash and cash equivalents	29.4	(14.2)	16.5
Net (decrease) increase in cash and cash equivalents	(518.3)	(822.5)	1,286.8
Cash and cash equivalents - beginning of period	880.6	1,703.1	416.3
Cash and cash equivalents - end of period	$362.3	$880.6	$1,703.1
Cash paid during the year for:
Interest, net of amounts capitalized	$105.2	$131.2	$124.2
Income taxes, net of refunds	$195.3	$270.0	$170.8

See accompanying Notes to Consolidated Financial Statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Basis of Presentation: The consolidated financial statements of Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited or the Company), have been prepared in accordance with generally accepted accounting principles in the United States. IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization (the reorganization) that became effective on December 31, 2001. The reorganization was accomplished through a merger of a newly formed merger subsidiary of IR-Limited. IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. The standard also requires an entity to recognize changes in the funded status within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. At December 31, 2006, the Company adopted the provisions of SFAS 158 for its postretirement and pension plans. The adoption of SFAS 158 resulted in a decrease of total assets of $476.0 million and shareholders’ equity of $472.8 million (net of tax of $268.2 million) and an increase of total liabilities of $265.0 million. Refer to Note 8 and 9 for further details of the impact of SFAS 158.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method of adoption. SFAS 123(R) requires companies to recognize compensation expense for an amount equal to the fair value of the share-based payment issued. Under the modified prospective method, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Refer to Note 11 for further details of the impact of SFAS 123(R).

Use of Estimates: In conformity with generally accepted accounting principles, management has used estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Some of the more significant estimates include accounting for doubtful accounts, useful lives of property, plant and equipment and intangible assets, purchase price allocation of acquired businesses, valuation of assets, including goodwill and other intangible assets, product warranties, sales allowances, taxes, environmental, product liability, asbestos and other contingencies. Actual results could differ from those estimates.

Principles of Consolidation: The Company’s consolidated financial statements include all wholly owned and majority-owned subsidiaries. Partially owned equity affiliates are accounted for under the equity method. The Company is also required to consolidate variable interest entities in which it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents: The Company considers all highly liquid investments, consisting primarily of time deposits and commercial paper with maturities of three months or less when purchased, to be cash equivalents.

Marketable Securities: The Company invests in marketable securities and classifies the securities as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS 115, available-for-sale marketable securities are accounted for at market prices, with the unrealized gain or loss, less applicable deferred income taxes, recorded within accumulated other comprehensive income (loss).

Inventories: Inventories are stated at the lower of cost or market. Most U.S. manufactured inventories, excluding the Climate Control Technologies segment, are valued using the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. At December 31, 2006 and 2005, inventories on LIFO were approximately 40% of the company’s total inventory.

Allowance for Doubtful Accounts: The Company has provided an allowance for doubtful accounts receivable using a formula based upon company policy, derived from its knowledge of its end markets, customer base and products.

In the first quarter of 2006, the Company changed its estimate of the allowance for doubtful accounts in light of various business and economic factors, including a significant change in its business portfolio and historical and expected write-off experience. In addition, the Company signed a new insurance policy which limits its bad debt exposure. As a result, the Company reduced its allowance by $20.5 million, or $17.1 million after-tax, which increased first quarter 2006 diluted earnings per share by $0.05.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. For assets placed in service prior to December 31, 1994, the Company principally uses accelerated depreciation methods. Assets placed in service subsequent to that date, excluding leasehold improvements, are depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are depreciated over the shorter of their economic useful life or their lease term. Useful lives range from 10 to 50 years for buildings and improvements and from 3 to 12 years for machinery and equipment.

Repair and maintenance costs that do not extend the useful life of the asset are charged against earnings as incurred. Major replacements and significant improvements are capitalized.

The Company assesses the recoverability of the carrying value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If the undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds the fair value of the assets.

Goodwill and Intangible Assets: The Company records goodwill as the excess of the purchase price over the fair value of net identifiable assets and liabilities of an acquired business.

Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company tests for impairment during the fourth quarter of its fiscal year using September 30th balances. Recoverability of goodwill is measured at the reporting unit level and determined using a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. The fair value of each reporting unit is determined by an estimate of its discounted cash flows. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting units carrying value of goodwill is compared to its implied fair value of goodwill. To the extent that the carrying value exceeds the fair value, impairment exists and an impairment loss must be recognized.

Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the fair value of the respective intangible assets. Any excess of the carrying value over the fair value is recognized as an impairment loss. Other intangible assets such as patents, customer-related intangible assets and other intangible assets with finite lives are amortized on a straight-line basis over their estimated economic lives. Recoverability of intangible assets with finite lives is assessed in the same manner as for property, plant and equipment.

Income Taxes: Deferred taxes are provided on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for deferred tax assets for which realization is not likely.

Product Warranties: Warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. These accruals are adjusted for known or anticipated warranty claims as new information becomes available.

Treasury Stock: The Company repurchases its Class A common shares from time to time in the open market and in privately negotiated transactions based upon market conditions and the discretion of management. These long-term repurchase programs are authorized by the Board of Directors and serve in part to offset dilution from the Company’s incentive stock plan. These acquired Class A common shares owned by a subsidiary of the Company are recorded at cost and amounted to $2,215.8 million and $1,119.5 million at December 31, 2006 and 2005, respectively.

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

Research and Development Costs: Research and development expenditures, including qualifying engineering costs, are expensed when incurred and amounted to $175.5 million, $162.4 million and $149.2 million in 2006, 2005 and 2004, respectively. The Company also incurs engineering costs that are not considered research and development expenditures.

Software Costs: The Company follows the guidance outlined in Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for all software developed or obtained for internal use, which requires companies to capitalize certain internal-use software costs once specific criteria are met and subsequently amortize these costs over the software’s useful life, which ranges from 3 to 7 years.

In the fourth quarter of 2006, the Company adjusted its estimated useful life of certain of its capitalized software from 5 to 7 years due to the length of time that the Company expects to utilize these software platforms. The impact in the fourth quarter of 2006 for this adjustment was a reduction of amortization expense of $1.8 million.

Employee Benefit Plans: The Company provides a range of benefits to eligible employees and retired employees, including pensions, postretirement and post-employment health-care benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and health-care cost trend rates. Independent actuaries perform the required calculations to determine expense in accordance with U.S. generally accepted accounting principles. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. Effective December 31, 2006, these amounts are generally recognized into shareholders’ equity on an annual basis, due to the adoption of SFAS 158. The Company reviews its actuarial assumptions at each measurement date, which is November 30 for its plans, and makes modifications to the assumptions based on current rates and trends, if appropriate.

Loss Contingencies: Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental matters, product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.

Derivative Financial Instruments: The Company periodically enters into cash flow and other hedge transactions specifically to hedge its exposure to various risks related to interest rates, foreign exchange rates and securities pricing. The Company recognizes all derivatives on the consolidated balance sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in other comprehensive income, net of taxes, and are recognized in the income statement at the time earnings are affected by the hedged transaction. For other hedge transactions, the changes in the fair value of the derivative contract are recognized in the income statement.

Currency Translation: For the Company’s entities where the functional currency is other than the U.S. dollar, assets and liabilities have been translated at year-end exchange rates, and income and expenses translated using average exchange rates for the respective periods. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in accumulated other comprehensive income and are included in net earnings only upon sale or liquidation of the underlying investment.

Transactions that are denominated in a currency other than an entity’s functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within net earnings. Net currency transaction gains (losses) which the Company records within Other income, net were $(19.3) million, $2.2 million and $(9.6) million in 2006, 2005 and 2004, respectively.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has revised its December 31, 2004 consolidated statement of cash flows to separately disclose the effects of discontinued operations by cash flow activity. The Company had previously reported these amounts on a combined basis. The Company also reclassified its presentation of capitalized software on its December 31, 2005 consolidated balance sheet from intangible assets to property, plant and equipment to better depict the nature and intent of the investment. Concurrently, the Company reclassified its consolidated statement of cash flow for the years ended December 31, 2005 and 2004 in order to show capitalized software purchases as an investing activity rather than an operating activity to be consistent with the Company’s balance sheet presentation.

New Accounting Standards: In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company for the fiscal year ended December 31, 2006. SAB 108 did not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007. The Company is still assessing the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective for the Company starting on January 1, 2008. The Company is currently evaluating the impact on its financial statements of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company starting on January 1, 2008. The Company is currently evaluating the impact on its financial statements of adopting SFAS 159.

NOTE 2 - MARKETABLE SECURITIES

At December 31, marketable securities were as follows:

	2006			2005
In millions	Amortized cost or cost	Unrealized losses	Fair value	Amortized cost or cost	Unrealized gains	Fair value
Short-term marketable securities:
Equity securities	$0.7	$-	$0.7	$0.6	$-	$0.6
Commercial paper	-	-	-	4.5	-	4.5
Municipal bonds	-	-	-	151.4	-	151.4
Total	$0.7	$-	$0.7	$156.5	$-	$156.5

Long-term marketable securities:
Equity securities	$18.7	$(4.4)	$14.3	$20.6	$0.3	$20.9
Total	$18.7	$(4.4)	$14.3	$20.6	$0.3	$20.9

Long-term marketable securities are included within Other assets on the Consolidated Balance Sheet.

NOTE 3 - INVENTORIES

At December 31, inventories were as follows:

In millions	2006	2005
Raw materials and supplies	$496.5	$436.3
Work-in-process	220.1	193.4
Finished goods	762.3	622.4
	1,478.9	1,252.1
Less - LIFO reserve	158.6	123.3
Total	$1,320.3	$1,128.8

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

At December 31, property, plant and equipment were as follows:

In millions	2006	2005
Land	$72.3	$66.6
Buildings	605.7	536.7
Machinery and equipment	1,555.4	1,391.5
Software	215.1	169.5
	2,448.5	2,164.3
Accumulated depreciation	1,172.2	1,006.8
Total	$1,276.3	$1,157.5

Depreciation expense for 2006, 2005 and 2004 was $163.5 million, 164.2 million and $159.2 million, which include amounts for software amortization of $33.7 million, $28.5 million and $25.0 million, respectively. Capitalized interest on construction and other capital projects amounted to $5.8 million, $2.9 million and $2.2 million in 2006, 2005 and 2004, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows:

	Climate	Compact
	Control	Vehicle	Construction	Industrial	Security
In millions	Technologies	Technologies	Technologies	Technologies	Technologies	Total
Balance at December 31, 2004	$2,618.7	$801.4	$101.3	$119.4	$570.2	$4,211.0
Acquisitions and adjustments*	(35.7)	(3.6)	10.8	23.0	368.6	363.1
Dispositions	(0.3)	-	-	-	-	(0.3)
Translation	(68.5)	(3.3)	(0.4)	(5.0)	(63.2)	(140.4)
Balance at December 31, 2005	2,514.2	794.5	111.7	137.4	875.6	4,433.4
Acquisitions and adjustments*	(22.2)	(1.0)	40.9	14.3	17.9	49.9
Dispositions	-	-	-	-	-	-
Translation	53.1	4.4	1.1	5.5	57.4	121.5
Balance at December 31, 2006	$2,545.1	$797.9	$153.7	$157.2	$950.9	$4,604.8
* Includes current year adjustments related to final purchase price allocation adjustments.

The Company initially records as goodwill the excess of the purchase price over the preliminary fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, there may be adjustments recorded to goodwill.

During 2006, the Company made several bolt-on acquisitions for an aggregate purchase price of approximately $120 million, which resulted in additional goodwill of $75.3 million. In January 2005, the Company completed the acquisition of the remaining 70% interest in Italy-based CISA S.p.A for approximately $267 million in cash and the assumption of approximately $244 million of debt. The Company also made several other bolt-on acquisitions during 2005. The Company recorded approximately $405 million of goodwill associated with these businesses acquired during 2005.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at December 31:

	2006		2005
	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization
Customer relationships	$510.6	$73.0	$484.0	$58.6
Trademarks	105.0	10.0	93.7	5.3
Patents	38.4	25.9	36.6	23.5
Other	50.6	24.3	55.4	20.7
Total amortizable intangible assets	704.6	133.2	669.7	108.1
Indefinite-lived intangible assets	164.8	-	155.4	-
Total	$869.4	$133.2	$825.1	$108.1

Intangible asset amortization expense for 2006, 2005 and 2004 was $25.9 million, $30.1 million and $14.5 million, respectively. Estimated amortization expense on existing intangible assets is approximately $20 million for each of the next five fiscal years.

NOTE 6 - DEBT AND CREDIT FACILITIES

At December 31, loans payable and the current maturities of long-term debt consisted of the following:

In millions	2006	2005
Current maturities of long-term debt	$626.8	$856.6
Other short-term borrowings	452.6	76.1
Total	$1,079.4	$932.7

The weighted-average interest rate for total short-term debt at December 31, 2006 and 2005, was 6.3% and 6.8%, respectively.

As of December 31, 2006, the Company had $378.0 million outstanding under its commercial paper program, which is included in Other short-term borrowings above.

At December 31, long-term debt consisted of:

In millions	2006	2005
6.57% Medium-term Note Due 2007	$-	$40.0
6.75% Senior Notes Due 2008	124.9	124.8
4.75% Senior Notes Due 2015	299.0	298.9
9.00% Debentures Due 2021	125.0	125.0
7.20% Debentures Due 2007-2025	135.0	142.5
6.48% Debentures Due 2025	149.7	149.7
6.44% Debentures Due 2027	-	200.0
Medium-term Notes Due 2023, at an average rate of 8.22%	50.3	50.3
Other loans and notes, at end-of-year average interest rates of 4.73%
in 2006 and 3.06% in 2005, maturing in various amounts to 2016	21.3	53.1
Total	$905.2	$1,184.3

The fair value of long-term debt, including current maturities of long-term debt, at December 31, 2006 and 2005, was $1,593.2 million and $2,191.5 million, respectively. The fair value of long-term debt was based upon quoted market values.

Long-term debt retirements are as follows: $626.8 million in 2007, $138.0 million in 2008, $10.5 million in 2009, $10.5 million in 2010, $10.4 million in 2011 and $735.8 million thereafter. Long-term debt retirements for 2007 include $549.1 million which only requires repayment at the option of the holder. If these options are not exercised, the final maturity dates of these instruments would range between 2027 and 2028. During the second quarter of 2005, the Company issued $300 million aggregate principal amount of its 4.75% Senior Notes due in 2015. The notes are unconditionally guaranteed by IR-New Jersey.

The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2006, the Company’s debt-to-total capital ratio was significantly beneath this limit.

At December 31, 2006, the Company’s committed revolving credit lines consisted of two five-year lines totaling $2.0 billion, of which $750 million expires in June 2009 and $1.25 billion expires in August 2010. These lines were unused and provide support for the Company’s commercial paper program and indirectly provide support for other financing instruments, such as letters of credit and comfort letters, as required in the normal course of business. The Company compensates banks for unused lines with fees equal to a weighted average of .0775% per annum. Available non-U.S. lines of credit were $786.9 million, of which $612.0 million were unused at December 31, 2006. These lines provide support for bank guarantees, letters of credit and other working capital purposes.

Interest income, included in Other income, net, was $16.3 million, $29.6 million and $12.3 million for 2006, 2005 and 2004, respectively.

NOTE 7 - FINANCIAL INSTRUMENTS

In the normal course of business, the Company from time to time uses various financial instruments, including derivative financial instruments, to manage risks associated with interest rate, currency, commodity price and share-based compensation exposures. Derivative instruments are not used for trading or speculative purposes. On the date a derivative contract is entered into, the Company designates the derivative instrument as either a hedge of a forecasted transaction (a cash flow hedge) or a hedge of recognized asset or liability (a cash flow or undesignated hedge). The Company formally documents its hedge relationships, including identification of the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivative instruments that are designated as hedges to specific assets, liabilities or forecasted transactions.

The Company also assesses both at the inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. Any ineffective portion of a derivative instrument’s change in fair value is recorded directly in Other income, net, in the period of change. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2006, 2005 and 2004. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument would be recorded in Other income, net.

The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

Currency and Commodity Hedging Instruments
The estimated fair value of currency hedges outstanding at December 31, 2006 and 2005, was a projected loss of $1.6 million and projected gain of $1.6 million, respectively. The notional amount of the currency hedges was $559.2 million and $252.1 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, $1.1 million and $3.4 million, net of tax, respectively, was included in accumulated other comprehensive income related to the fair value of currency hedges. The amount expected to be reclassified to earnings over the next twelve months is $1.1 million. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. At December 31, 2006, the maximum term of the Company’s currency hedges was 12 months.

During 2006, the Company did not purchase any commodity derivatives. However, it has used fixed-priced supplier agreements, when available, to replace matured commodity forward contracts. The estimated fair value of outstanding commodity contracts at December 31, 2005, was minimal. The notional amount of the outstanding commodity contracts was $0.7 million at December 31, 2005.

Other Hedging Instruments
In August 2006, the Company entered into two total return swaps (the Swaps) which are derivative instruments used to hedge the Company's exposure to changes in its share-based compensation expense. The aggregate notional amount of the Swaps is approximately $52.6 million, and the fair value of the Swaps was a gain of $2.1 million as of December 31, 2006, which was recorded within Selling and administrative expenses.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in accumulated other comprehensive income and will be recognized into interest expense over the life of the debt. At December 31, 2006, $9.5 million of deferred losses was included in accumulated other comprehensive income related to the interest rate locks and $0.9 million is expected to be reclassified to earnings over the next twelve months.

Concentration of Credit Risk
The counterparties to the Company's forward contracts consist of a number of highly rated major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, credit ratings and concentration of risk of these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.

NOTE 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several postretirement plans that cover certain eligible employees. These plans provide for health-care benefits, and in some instances, life insurance benefits. Postretirement health plans generally are contributory and contributions are adjusted annually. Life insurance plans for retirees are primarily noncontributory. The Company funds the postretirement benefit costs principally on a pay-as-you-go basis.

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2006	2005
Change in benefit obligations:
Benefit obligation at beginning of year	$1,009.3	$964.6
Service cost	11.8	9.3
Interest cost	55.0	54.9
Plan participants' contributions	12.9	10.2
Actuarial losses	43.4	52.4
Benefits paid, net of Medicare Part D subsidy *	(97.0)	(81.7)
Other	(0.2)	(0.4)
Benefit obligations at end of year	$1,035.2	$1,009.3
* Amounts are net of Medicare Part D subsidy of $7.1 million in 2006

Funded status:
Plan assets less than benefit obligations	$(1,035.2)	$(1,009.3)
Unrecognized:
Prior service gains	-	(26.4)
Plan net actuarial losses	-	295.4
Net amount recognized	$(1,035.2)	$(740.3)

Amounts included in the balance sheet:
Accrued compensation and benefits	$(79.0)	$(78.5)
Postemployment and other benefit liabilities	(956.2)	(661.8)
Net amount recognized	$(1,035.2)	$(740.3)

As explained further in Note 1, in 2006, the Company adopted SFAS 158, which requires the Company to record the funded status of its postretirement plans on its balance sheet effective December 31, 2006. The adoption of SFAS 158 for the Company’s postretirement plans other than pensions resulted in an increase of total liabilities of $300.4 million and a decrease of shareholders’ equity of $135.7 million (net of tax of $164.7 million).

The pretax amounts recognized in accumulated other comprehensive loss were as follows:

In millions	2006	2005
Prior service gains	$(21.8)	-
Plan net actuarial losses	322.2	-
Total	$300.4	-

The amounts expected to be recognized in net periodic postretirement benefits cost in 2007 for prior service gains and plan net actuarial losses are $4.2 million and $19.8 million, respectively.

The components of net periodic postretirement benefit cost for the years ended December 31, were as follows:
In millions	2006	2005	2004
Service cost	$11.8	$9.3	$10.2
Interest cost	55.0	54.9	57.3
Net amortization of prior service gains	(4.2)	(4.2)	(7.2)
Net amortization of net actuarial losses	16.6	14.0	16.6
Net periodic postretirement benefit cost	$79.2	$74.0	$76.9

Assumptions:	2006	2005	2004
Weighted-average discount rate assumption used to determine:
Benefit obligations at December 31	5.50%	5.50%	5.75%
Net periodic benefit cost	5.50%	5.75%	6.00%
Assumed health care cost trend rates at December 31:
Current year medical inflation	11.00%	11.00%	11.00%
Ultimate inflation rate	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2013	2012	2011

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2006:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components	$6.3	$5.0
Effect on postretirement benefit obligation	81.0	68.4

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows: $72.0 million in 2007, $75.0 million in 2008, $76.1 million in 2009, $77.1 million in 2010, $79.1 million in 2011 and $380.7 million for the years 2012 to 2016.

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

The following table details information regarding the Company’s pension plans at December 31:

In millions	2006	2005
Change in benefit obligations:
Benefit obligation at beginning of year	$3,033.2	$2,942.4
Service cost	54.6	52.9
Interest cost	161.3	161.3
Employee contributions	2.8	2.8
Acquisitions	-	18.4
Amendments	19.8	(2.0)
Expenses paid	(3.6)	(2.7)
Actuarial losses	7.4	121.7
Benefits paid	(205.8)	(208.0)
Currency exchange impact	101.1	(87.0)
Curtailments and settlements	(7.6)	(3.3)
Other	12.5	36.7
Benefit obligation at end of year	$3,175.7	$3,033.2
Change in plan assets:
Fair value at beginning of year	$2,727.0	$2,647.5
Actual return on assets	325.7	232.3
Company contributions	31.6	119.4
Employee contributions	2.8	2.8
Expenses paid	(3.6)	(2.7)
Benefits paid	(205.8)	(208.0)
Currency exchange impact	85.2	(68.0)
Settlements	(8.0)	(3.2)
Other	2.4	6.9
Fair value of assets end of year	$2,957.3	$2,727.0

In millions	2006	2005
Funded status:
Plan assets less than the benefit obligations	$(218.4)	$(306.2)
Unrecognized:
Net transition asset	-	2.9
Prior service costs	-	53.5
Plan net actuarial losses	-	672.1
Net amount recognized	$(218.4)	$422.3

Amounts included in the balance sheet:
Long-term prepaid expenses in other assets	$119.3	$435.1
Accrued compensation and benefits	(12.6)	(20.4)
Postemployment and other benefit liabilities	(325.1)	(192.2)
Pension intangible included in other assets *	-	13.2
Accumulated other comprehensive income *	-	186.6
Net amount recognized	$(218.4)	$422.3
* Amounts represent the impact of recording additional minimum liabilities (AMLs). Upon the adoption of SFAS 158 AMLs are no longer required, as the funded status of the pension plans is recorded on the balance sheet.

As explained further in Note 1, the Company adopted SFAS 158, which requires the Company to record the funded status of its pension plans on its balance sheet effective December 31, 2006. The adoption of FAS 158 resulted in a decrease of total assets of $476.0 million, total liabilities of $35.4 million and total shareholders’ equity of $337.1 million (net of tax of $103.5 million).

The pretax amounts recognized in accumulated other comprehensive loss were as follows:

In millions	2006	2005
Net transition asset	$2.1	-
Prior service costs	63.0	-
Plan net actuarial losses	574.5	-
Total	$639.6	-

Weighted-average assumptions used:

Benefit obligations at December 31,	2006	2005
Discount rate:
U.S. plans	5.50%	5.50%
Non-U.S. plans	5.00%	5.00%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.25%	4.00%

The amounts expected to be recognized in net periodic pension cost during the year ended 2007 for the net transition asset, prior service costs and plan net actuarial losses are $0.9 million, $9.5 million and $18.4 million, respectively. The Company does not expect to receive any plan assets during 2007.

The accumulated benefit obligation for all defined benefit pension plans was $3,005.3 million and $2,868.6 million at December 31, 2006 and 2005, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $1,198.4 million, $1,101.5 million and $861.9 million respectively, as of December 31, 2006 and $1,053.4 million, $953.1 million and $746.6 million respectively, as of December 31, 2005.

Pension benefit payments, are expected to be paid as follows: $192.1 million in 2007, $192.0 million in 2008, $200.6 million in 2009, $227.3 million in 2010, $204.4 million in 2011 and $1,089.7 million for the years 2012 to 2016.

The components of the Company’s pension related costs for the years ended December 31, include the following:

In millions	2006	2005	2004
Service cost	$54.6	$52.9	$46.7
Interest cost	161.3	161.3	173.0
Expected return on plan assets	(218.9)	(213.9)	(221.1)
Net amortization of:
Prior service costs	9.4	8.8	8.8
Transition amount	0.9	0.9	0.9
Plan net actual losses	25.4	22.4	18.2
Net periodic pension cost	32.7	32.4	26.5
Curtailment/settlement losses	-	4.0	41.1	*
Net periodic pension cost after curtailments/settlements	$32.7	$36.4	$67.6
* The curtailment and settlement losses in 2004 are associated primarily with the sale of Dresser-Rand and Drilling Solutions.

Pension expense for 2007 is projected to be approximately $21.7 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2006.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2006	2005	2004
Discount rate:
U.S. plans	5.50%	5.75%	6.00%
Non-U.S. plans	5.00%	5.25%	5.75%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans	4.00%	4.00%	3.75%
Expected return on plan assets:
U.S. plans	8.50%	8.75%	8.75%
Non-U.S. plans	7.25%	7.50%	7.50%

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

The Company’s pension plans weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

Asset category	2006	2005
Equity securities	62.0%	58.4%
Debt securities	33.1%	33.5%
Real estate	0.3%	0.3%
Other (including cash)	4.6%	7.8%
Total	100.0%	100.0%

The Company’s investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, minimizes the present value of required company contributions, at the appropriate levels of risk; and meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment management decisions reviewed regularly are asset allocations, investment manager performance, investment advisors and trustees or custodians. An asset/liability modeling (ALM) study is used as the basis for global asset allocation decisions and updated approximately every five years or as required. As of December 31, 2006, the Company’s strategic global asset allocation for its pension plans was 60% in equity securities and 40% in debt securities and cash. The Company sets upper limits and lower limits of plus or minus 5%. The asset allocations are reviewed at least quarterly and any appropriate adjustments are made. Based on its most recent ALM study, the Company in 2007 has begun to adjust its strategic global asset allocation for its plans to be approximately 40% in equity securities and 60% in debt securities, real estate and cash.

The Company made contributions to its pension plans of $31.7 million in 2006, $119.4 million in 2005, and $170.1 million in 2004, respectively. The Company currently projects that it will be required to contribute approximately $24 million to its plans worldwide in 2007. The Company’s policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations.

The Company anticipates funding the plans in 2007 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $48.6 million, $46.8 million and $52.6 million in 2006, 2005 and 2004, respectively. The Company's contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $8.8 million, $8.1 million and $11.1 million in 2006, 2005 and 2004, respectively.

NOTE 10 - SHAREHOLDERS’ EQUITY

Common Stock
On August 3, 2005, the Company’s Board of Directors declared a two-for-one stock split, effected in the form of a stock distribution on September 1, 2005. The Company retained the current par value of $1.00 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares were restated in 2005 to reflect the effect of the stock split. Shareholders’ equity reflects the stock split by reclassifying from “retained earnings” to “Class A common shares” an amount equal to the par value of the additional shares arising from the split as of the distribution date.

Also in August 2005, the Board of Directors of the Company expanded the Company’s existing share repurchase program to allow the repurchase of up to a total of $2 billion worth of Class A common shares. The plan was established on August 4, 2004, and initially authorized the Company to repurchase up to 20 million Class A common shares. During 2006, the Company repurchased 27.7 million Class A common shares at a total cost of $1,096.3 million, which completed the Company’s share repurchases under the $2 billion plan. In December 2006, the Board of Directors authorized a new share repurchase program for the repurchase of up to $2 billion worth of Class A common shares. No amounts were purchased under the December 2006 authorization as of December 31, 2006.

Effective December 31, 2001, IR-Limited became the successor to IR-New Jersey, following the reorganization. The reorganization was accomplished through a merger of a newly formed merger subsidiary into IR-New Jersey. Upon consummation of the merger the shares of IR-New Jersey common stock automatically became IR-Limited Class A common shares. As part of the reorganization, IR-New Jersey and certain of its subsidiaries, immediately prior to the merger, transferred shares of certain IR-New Jersey subsidiaries and issued certain debt in exchange for which IR-Limited issued 270,500,006 Class B common shares. The Class B common shares are non-voting and pay comparable dividends to the Class A common shares. The authorized share capital of IR-Limited is $1,175,010,000, consisting of (1) 1,175,000,000 common shares, par value $1.00 per share, which common shares consist of (a) 600,000,000 Class A common shares and (b) 575,000,000 Class B common shares, and (2) 10,000,000 preference shares, par value $0.001 per share. Class A common shares (and associated preference share purchase rights) were issued to holders of IR-New Jersey common stock in the merger. No preference shares were outstanding at December 31, 2006 or 2005.

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

Accumulated Other Comprehensive (Loss) Income
The components of accumulated comprehensive loss are as follows:

In millions	2006	2005
Foreign currency translation adjustment	$263.9	$5.1
Fair value of derivatives qualifying
as cash flow hedges, net of tax	(10.5)	(6.7)
Unrealized gain (loss) on marketable securities,
net of tax	(3.3)	0.2
Pension and postretirement obligation adjustments, net of tax	(608.2)	(126.2)
Accumulated other comprehensive loss	$(358.1)	$(127.6)

NOTE 11 - SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method of adoption. SFAS 123(R) requires companies to recognize compensation expense for an amount equal to the fair value of the share-based award issued. Under the modified prospective method, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

Prior to the adoption, the Company had accounted for stock option plans under the recognition and measurement principles of Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (APB 25). Compensation expense was not recognized for employee stock options because they were granted with strike prices that were not less than the fair market value of the Company’s stock on the date of the grant. Compensation expense was recorded for other share-based payments primarily including stock appreciation rights (SARs), performance shares, deferred compensation and management incentive units awards. The Company’s Incentive Stock Plans authorize the Company to issue stock options and other share-based incentives. The total shares authorized by the shareholders was 60.0 million (after adjustment for the 2005 stock split), of which 17.2 million remained available for future incentive awards at December 31, 2006.

Stock Options
On December 7, 2005, the Compensation Committee of the Company’s board of directors approved the acceleration of the vesting of all outstanding and unvested stock options under the Company’s stock plan for active employees, effective December 31, 2005. As a result of the acceleration, 9.7 million stock options became exercisable, with exercise prices ranging from $19.53 to $39.85, and a weighted-average exercise price of $34.95. In addition to the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the stock options were changed to prohibit transfers of any shares acquired through the exercise of these accelerated options until the earlier of (i) the original vesting date of the option or (ii) termination of employment, retirement, death or disability. The charge associated with the acceleration of vesting was approximately $1 million, which was recorded in the fourth quarter of 2005 and represents the intrinsic value for the estimated number of stock options that would have been forfeited had the acceleration not occurred. Stock options issued after January 1, 2006, generally vest ratably over a three-year period from their date of grant and expire at the end of 10 years.

The average fair value of stock options granted during the year ended December 31, 2006, was $10.42, using the Black-Scholes option-pricing model, with the following assumptions at the grant date:

Dividend yield	1.49%
Volatility	27.70%
Risk-free rate of return	4.47%
Expected life	4.42 years

The fair value of each of the Company’s stock option awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period of the options. For options granted to retirement eligible employees, the Company recognized expense for the fair value of the options at the grant date. Expected volatility is based on the implied historical volatility from traded options on the Company’s stock. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model. The Company’s expected life of the stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Changes in options outstanding under the plans for the years 2004, 2005 and 2006 are as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2003	21,296,994	$21.77
Granted	6,555,680	32.24
Exercised	(7,847,656)	21.85
Cancelled	(1,151,544)	25.38
December 31, 2004	18,853,474	25.19
Granted	6,091,600	38.70
Exercised	(3,921,949)	23.10
Cancelled	(1,140,649)	33.77
December 31, 2005	19,882,476	29.26
Granted	3,305,190	39.33
Exercised	(3,707,839)	25.77
Cancelled	(314,885)	38.82
Outstanding December 31, 2006	19,164,942	$31.53	$146.6	6.2
Exercisable December 31, 2006	16,109,612	$30.03	$146.6	5.7

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2006	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at December 31, 2006	Weighted- average remaining life	Weighted- average exercise price
$15.00	-	$20.00	2,069,652	5.5	$19.50	2,069,652	5.5	$19.50
20.01	-	25.00	3,009,224	3.8	21.54	3,009,224	3.8	21.54
25.01	-	30.00	1,597,081	2.4	26.16	1,597,081	2.4	26.16
30.01	-	35.00	4,401,706	6.1	32.26	4,401,706	6.1	32.26
35.01	-	40.00	8,059,279	8.1	38.97	5,031,949	7.6	38.70
40.01	-	45.00	28,000	9.4	41.80	-	-	-
$16.83	-	$43.16	19,164,942	6.2	$31.53	16,109,612	5.7	$30.03

At December 31, 2006, there was $15.3 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees. This compensation will be recognized over the required service period, which is generally the three-year vesting period. The aggregate intrinsic value of options exercised during the year ended December 31, 2006 and 2005 was $63.3 million and $69.5 million, respectively.

SARs
SARs generally vest ratably over a three-year period from the date of grant and expire at the end of ten years. Effective August 2, 2006, all exercised SARs are settled with the Company’s Class A common shares. Previously, exercised SARs were paid in cash. The following table summarizes the information for currently outstanding SARs:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to exercise	exercise price	value (millions)	remaining life
December 31, 2003	1,779,804	$21.72
Granted	627,340	32.22
Exercised	(671,256)	22.50
Cancelled	(126,090)	26.12
December 31, 2004	1,609,798	25.12
Granted	617,700	38.69
Exercised	(345,556)	23.15
Cancelled	(112,808)	29.95
December 31, 2005	1,769,134	30.05
Granted	395,020	39.12
Exercised	(327,717)	24.49
Cancelled	(142,683)	32.18
Outstanding December 31, 2006	1,693,754	$33.11	$10.2	6.9
Exercisable December 31, 2006	834,304	$28.17	$9.1	5.6

Performance Shares
The Company has a performance share program for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares and the award is paid in cash.

Deferred Compensation
The Company allows key employees and non-employee directors to defer a portion of their eligible compensation into a number of investment choices, including Class A common share equivalents. The portion deferred into Class A common share equivalents is currently subject to market fluctuations based on the Company’s share price. Effective August 2, 2006, the Compensation Committee eliminated the provision in the deferred compensation plans making plan participants eligible to receive a 20% supplemental amount on deferrals invested for five years in the Company's Class A common share equivalents. In addition, effective August 2, 2006, the Compensation Committee vested the previously awarded, but unvested, portions of the 20% supplemental amount awarded under the deferred compensation plans. The Company reversed $0.4 million of expense in the third quarter of 2006 as a result of the changes to the deferred compensation plans.

Other Plans
The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on Class A common shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participants’ account in the form of Class A common share equivalents. The value of the actual incentive units is never paid to participants, and only the fair value of accumulated common share equivalents is paid in cash upon the participants’ retirement. The number of common share equivalents credited to participants’ accounts at December 31, 2006 is 271,040.

Stock grants were issued prior to February 2000 as an incentive plan for certain key employees, with varying vesting periods. At December 31, 2006, there were 272,678 stock grants outstanding, all of which were vested. Effective August 2, 2006, all remaining stock grants will be settled with the Company’s Class A common shares.

Compensation Expense
Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2006	2005	2004
Stock options	$16.2	$1.0	$-
SARs	5.6	2.4	9.1
Performance shares	11.2	6.8	24.9
Deferred compensation	(0.4)	(0.9)	10.9
Other	-	0.1	10.4
Pre-tax expense	32.6	9.4	55.3
Tax benefit	12.5	3.6	21.2
After tax expense	$20.1	$5.8	$34.1

Compensation expense was recognized during the year ended December 31, 2006, for all share-based option awards granted since January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R). The Company recorded additional stock-option expense of $16.2 million in 2006 associated with the adoption of SFAS 123(R).

The following table illustrates the effect on net earnings and earnings per share had the Company applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the year ended December 31, 2005 and 2004:

In millions, except per share amounts	2005	2004
Net earnings, as reported	$1,054.2	$1,218.7
Add (Deduct): Stock-based employee compensation
(income) expense included in reported net
income, net of tax	5.8	34.1
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	79.7	63.9
Pro forma net earnings	$980.3	$1,188.9

Basic earnings per share:
As reported	$3.12	$3.52
Pro forma	2.90	3.43
Diluted earnings per share:
As reported	$3.09	$3.47
Pro forma	2.87	3.39

The average fair value of stock options granted during the years ended December 31, 2005 and 2004 was $12.67 and $11.39 respectively, using the Black-Scholes option-pricing model, with the following assumptions at the grant date:

	2005	2004
Dividend yield	1.30%	1.19%
Volatility	35.57%	39.31%
Risk-free rate of return	3.60%	3.29%
Expected life	5 years	5 years

NOTE 12 - INCOME TAXES

Earnings before income taxes for the years ended December 31, were taxed within the following jurisdictions:

In millions	2006	2005	2004
United States	$303.9	$337.2	$199.9
Non-U.S.	996.1	920.6	768.3
Total	$1,300.0	$1,257.8	$968.2

The provision was as follows:

In millions	2006	2005	2004
Current tax expense:
United States	$161.8	$63.8	$132.6
Non-U.S.	129.2	76.9	65.0
Total current	291.0	140.7	197.6
Deferred tax (benefit) expense:
United States	(111.7)	23.7	(78.9)
Non-U.S.	52.4	40.3	19.7
Total deferred	(59.3)	64.0	(59.2)
Total provision for income taxes	$231.7	$204.7	$138.4

The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2006	2005	2004
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. operations	(19.3)	(17.6)	(19.0)
Manufacturing exemption / Extraterritorial income	(0.3)	(0.7)	(2.4)
State and local income taxes, net of U.S. tax	0.4	0.7	0.7
Puerto Rico - Sec 936 Credit	-	(0.9)	(1.2)
Other	2.0	(0.2)	1.2
Effective tax rate	17.8%	16.3%	14.3%

At December 31, a summary of the deferred tax accounts follows:

In millions	2006	2005
Current deferred assets and (liabilities)
Difference between book and tax bases
of inventories and receivables	$(6.7)	$23.4
Difference between book and tax expense for
other employee-related benefits and allowances	32.8	70.6
Other reserves and valuation allowances
in excess of tax deductions	158.4	233.3
Other differences between tax and
financial statement values	72.0	(14.8)
Gross current deferred net tax assets	256.5	312.5

Noncurrent deferred assets and (liabilities)
Postretirement and postemployment benefits
other than pensions in excess of tax deductions	452.7	321.1
Tax benefit of operating losses and credit
carryforwards	633.8	484.1
Other reserves in excess of tax expense	93.1	77.7
Tax depreciation / amortization in excess of
book depreciation / amortization	(428.6)	(408.4)
Pension contributions in excess of book expense	43.5	(148.5)
Gross noncurrent deferred net tax assets	794.5	326.0
Less: deferred tax valuation allowances	(184.9)	(107.9)
Total net deferred tax assets	$866.1	$530.6

Included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet are $389.0 million and $376.8 million of current income taxes payable at December 31, 2006 and 2005, respectively. Included in Prepaid expenses and deferred income taxes on the Consolidated Balance Sheet are $287.9 million and $309.3 million of current deferred tax assets at December 31, 2006 and 2005, respectively.

At December 31, 2006, net U.S and non-U.S. federal operating loss carryforwards of $1,232.8 million are available to offset taxable income in future years. The U.S. federal carryforwards will begin to expire in 2022, while a significant portion of the non-U.S. net operating losses generally have unlimited carryforward periods. The net operating loss carryforwards were incurred in various jurisdictions, predominantly the United States, the United Kingdom, Brazil, Germany and Switzerland. State net operating loss carryforwards at December 31, 2006 of $6,089.4 million are available to offset taxable income in future periods. The state carryforwards will expire in future years generally through 2026. A valuation allowance of $184.9 million has been recorded for certain state and non-U.S. carryforwards, which will likely not be realized. The change in the valuation allowance is predominantly attributable to increases in foreign net operating loss carryforwards and other foreign deferred tax assets. Approximately $11 million of the valuation allowance was acquired in prior year business combination transactions and any tax benefit, when realized, will reduce goodwill rather than the income tax provision.

At December 31, 2006, no deferred taxes have been provided for any portion of the $5.4 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries, and it is not practicable to estimate the amount of additional taxes which may be payable upon distribution.

Tax incentives, in the form of tax holidays, have been granted in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The most significant tax holidays relate to the Company’s locations in China, which have generally received a 2-year full holiday followed by a 3-year 50% exemption, and the Company’s qualifying locations in Ireland, which were granted a 10% tax rate through 2010. The 2006 benefit for all tax holidays was approximately $5.1 million, or $0.02 of income per dilutive share. The American Jobs Creation Act (the AJCA) replaced an export incentive with a deduction from U.S. domestic manufacturing income. This provision of the AJCA did not have a material impact on the Company's income tax provision for 2006 or 2005.

On October 6, 2006, the Company received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to the Company's tax filings in connection with an audit of the 1998 through 2000 tax years. The principal proposed adjustments consist of the disallowance of certain capital losses taken in the Company's tax returns in 1999 and 2000. The disallowance would result in additional taxes and penalties of approximately $155 million, plus interest through October 6, 2006 of approximately $62 million. The Company disputes the IRS's position and intends to contest the proposed disallowance. The Company added approximately $27 million ($0.08 per dilutive share) to its previously established reserves, as a charge in the third quarter of 2006. After taking this charge into account, the Company believes that it has adequately reserved for the ultimate resolution of this issue. Should the IRS prevail in its disallowance of the capital losses and imposition of penalties and interest, it would result in a cash outflow of approximately $155 million, plus interest through the payment date. The issues raised in the notice are not related to the Company's reorganization in Bermuda, which was effective December 31, 2001.

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

NOTE 13 - DISCONTINUED OPERATIONS

The Company has continued its transition to become a more diversified company with strong growth prospects by divesting cyclical, low-growth, asset intensive businesses. The components of discontinued operations for 2006, 2005 and 2004 are as follows:

In millions	2006	2005	2004
Net revenues	$-	$-	$882.0
Retained (costs) income, net of tax	$(36.5)	$(34.1)	$54.0
Net gain on disposals, net of tax	0.7	35.2	334.9
Total discontinued operations, net of tax	$(35.8)	$1.1	$388.9

2006
Retained costs for discontinued operations mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. Net gain on disposals represents additional gains from previously sold businesses.

2005
Discontinued operations for the year ended December 31, 2005, amounted to income of $1.1 million, net of tax benefits of $48.2 million. This total includes net after tax gains of $35.2 million, mainly due to divested businesses, primarily Ingersoll-Dresser Pump Company (IDP) ($12.0 million), Dresser-Rand ($10.3 million) and Waterjet ($12.2 million), primarily from the resolution of tax matters regarding these divestitures. The after-tax loss from retained costs of discontinued operations amounted to $34.1 million. These costs mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses.

2004
Discontinued operations for the year ended December 31, 2004, amounted to income of $388.9 million, net of tax provisions of $343.5 million. This total includes net after tax gains on disposals of $334.9 million, primarily comprised of gains from the sales of Dresser-Rand ($282.5 million) and Drilling Solutions ($38.6 million). After-tax income from discontinued operations amounted to $54.0 million. This income includes profits from divested businesses, primarily Dresser-Rand ($45.0 million) and Engineered Solutions ($20.9 million), which includes an antidumping subsidy net of tax of $29.5 million. This income is partially offset by retained costs related to IDP ($14.9 million), which mostly include product liability costs primarily related to asbestos liability claims and employee benefit costs.

NOTE 14 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted-average number of Class A common shares outstanding. Diluted earnings per share is based on the weighted-average number of Class A common shares outstanding, as well as potentially dilutive common shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table details the weighted-average number of Class A common shares outstanding for basic and diluted earnings per share calculations at December 31:

In millions	2006	2005	2004
Weighted-average number of basic shares	319.9	337.6	346.5
Shares issuable under incentive stock plans	3.2	3.7	4.4
Weighted-average number of diluted shares	323.1	341.3	350.9
Anti-dilutive shares	3.2	0.1	-

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

All asbestos-related claims resolved to date have been dismissed or settled. For the years ended December 31, 2006, 2005 and 2004, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $31.6 million, $16.8 million and $16.5 million, respectively. The increase in asbestos-related costs in 2006 compared with 2005 and 2004 is primarily attributable to revised estimates for future recoveries to be received from the Company’s insurance carriers, as well as declining levels of insurance coverage available for cost recoveries. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

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

The Company sells products on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $18.8 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the consolidated financial statements.

The Company has remained contingently liable for approximately $13.8 million relating to performance bonds associated with prior sale of products of IDP, which the Company divested in 2000. The acquirer of IDP is the primary obligor under these performance bonds; however, should the acquirer default under these arrangements the Company would be required to satisfy these financial obligations. The Company estimates that $12.7 million of the obligation will expire during 2007. The remainder extends through 2008.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $5.8 million at December 31, 2006. These amounts are not accrued as the Company intends on exporting the product to another country for final sale.

In connection with the disposition of certain businesses and facilities, the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition. Such expected costs are accrued when environmental assessments are made or remediation efforts are probable and the costs can be reasonably estimated.

The following represents the changes in the Company’s product warranty liability for 2006 and 2005:

In millions	2006	2005
Balance at beginning of year	$183.5	$190.5
Reductions for payments	(99.8)	(85.4)
Accruals for warranties issued during the current period	108.0	70.2
Changes for accruals related to preexisting warranties	(2.0)	11.9
Acquisitions	0.4	1.1
Translation	5.1	(4.8)
Balance at end of the year	$195.2	$183.5

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense was $73.8 million in 2006, $61.9 million in 2005 and $62.7 million in 2004. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years and thereafter, are as follows: $57.7 million in 2007, $43.7 million in 2008, $31.3 million in 2009, $18.3 million in 2010, $13.8 million in 2011 and $20.6 million thereafter.

NOTE 16 - BUSINESS SEGMENT INFORMATION

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

The Company has divested various businesses over the past few years as it moves to being a leading global diversified industrial enterprise. During 2004, the Company sold its Drilling Solutions and Dresser-Rand businesses. The results of these divested businesses have been excluded from the previous reportable segments for business segment reporting and has been shown separately in “Discontinued operations, net of tax” in the financial statements.

During the first quarter of 2005, the Company realigned its internal organization and operating segments to reflect its market focus and to promote greater transparency of results. The former Infrastructure segment was disaggregated into two segments - the Compact Vehicle Technologies segment and the Construction Technologies segment. The 2004 segment results have been restated to conform to this change.

Each reportable segment is based primarily on the types of products it generates. The operating segments have been aggregated based on the aggregation criteria and quantitative thresholds as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” A description of the Company’s reportable segments is as follows:

Climate Control Technologies provides solutions to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, HVAC systems, refrigerated display merchandisers, beverage coolers, auxiliary power units and walk-in storage coolers and freezers. The segment includes the Thermo King and Hussmann brands.

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

Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems, and security and scheduling software. The segment includes the Schlage, LCN, Von Duprin and CISA brands.

A summary of operations by reportable segments for the years ended December 31, were as follows:

Dollar amounts in millions	2006	2005	2004
Climate Control Technologies
Revenues	$3,171.0	$2,853.6	$2,793.7
Operating income	356.0	315.1	309.1
Operating income as a percentage of revenues	11.2%	11.0%	11.1%
Depreciation and amortization	52.1	53.7	59.2
Capital expenditures	25.6	10.4	13.9

Compact Vehicle Technologies
Revenues	2,641.2	2,681.1	2,261.7
Operating income	358.0	415.2	332.0
Operating income as a percentage of revenues	13.6%	15.5%	14.7%
Depreciation and amortization	28.0	31.8	28.1
Capital expenditures	47.6	41.8	28.3

Construction Technologies
Revenues	1,362.3	1,168.6	1,007.1
Operating income	148.0	103.8	105.2
Operating income as a percentage of revenues	10.9%	8.9%	10.4%
Depreciation and amortization	12.9	14.3	15.5
Capital expenditures	18.5	19.3	11.3

Industrial Technologies
Revenues	1,949.8	1,743.9	1,552.8
Operating income	262.0	224.9	180.5
Operating income as a percentage of revenues	13.4%	12.9%	11.6%
Depreciation and amortization	25.2	19.6	23.2
Capital expenditures	51.7	30.5	12.4

Security Technologies
Revenues	2,285.0	2,099.7	1,778.3
Operating income	400.2	380.7	304.8
Operating income as a percentage of revenues	17.5%	18.1%	17.1%
Depreciation and amortization	42.6	44.6	21.9
Capital expenditures	43.6	22.8	12.0
Total revenues	$11,409.3	$10,546.9	$9,393.6

Operating income from reportable segments	1,524.2	1,439.7	1,231.6
Unallocated corporate expense	(83.4)	(77.9)	(111.3)
Total operating income	$1,440.8	$1,361.8	$1,120.3
Total operating income as a percentage of revenues	12.6%	12.9%	11.9%

Depreciation and amortization from reportable segments	160.8	164.0	147.9
Unallocated depreciation and amortization	29.9	31.7	26.5
Total depreciation and amortization	$190.7	$195.7	$174.4

Capital expenditures from reportable segments	187.0	124.8	77.9
Corporate capital expenditures	25.3	17.0	47.7
Total capital expenditures	$212.3	$141.8	$125.6

Revenues by destination and long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2006	2005	2004
Revenues
United States	$6,438.7	$6,305.7	$5,775.1
Non-U.S.	4,970.6	4,241.2	3,618.5
Total	$11,409.3	$10,546.9	$9,393.6

In millions	2006	2005
Long-lived assets
United States	$1,159.9	$1,376.2
Non-U.S.	623.8	509.1
Total	$1,783.7	$1,885.3

NOTE 17 - IR-NEW JERSEY

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

As part of the reorganization of December 31, 2001, IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. The Class B common shares are non-voting and pay dividends comparable to the Class A common shares. In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

IR-New Jersey has unconditionally guaranteed payment of the principal, premium, if any, and interest on the Company’s 4.75% Senior Notes due in 2015 in the aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.

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

Condensed Consolidating Income Statement
For the year ended December 31, 2006

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$1,582.4	$9,826.9	$-	$11,409.3
Cost of goods sold	-	1,181.5	7,242.7	-	8,424.2
Selling and administrative expenses	16.3	341.9	1,186.1	-	1,544.3
Operating (loss) income	(16.3)	59.0	1,398.1	-	1,440.8
Equity earnings in affiliates (net of tax)	1,116.6	607.4	156.7	(1,880.7)	-
Interest expense	(30.3)	(75.1)	(26.4)	-	(131.8)
Intercompany interest and fees	(32.9)	(645.0)	677.9	-	-
Other income (expense), net	(4.6)	63.9	(68.3)	-	(9.0)
Earnings (loss) before income taxes	1,032.5	10.2	2,138.0	(1,880.7)	1,300.0
(Benefit) provision for income taxes	-	(177.5)	409.2	-	231.7
Earnings (loss) from continuing operations	1,032.5	187.7	1,728.8	(1,880.7)	1,068.3
Discontinued operations, net of tax	-	(31.0)	(4.8)	-	(35.8)
Net earnings (loss)	$1,032.5	$156.7	$1,724.0	$(1,880.7)	$1,032.5

Condensed Consolidating Income Statement
For the year ended December 31, 2005

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$1,638.3	$8,908.6	$-	$10,546.9
Cost of goods sold	-	1,271.4	6,472.7	-	7,744.1
Selling and administrative expenses	1.2	338.7	1,101.1	-	1,441.0
Operating (loss) income	(1.2)	28.2	1,334.8	-	1,361.8
Equity earnings in affiliates (net of tax)	1,104.8	487.1	197.7	(1,789.6)	-
Interest expense	(9.1)	(104.7)	(30.5)	-	(144.3)
Intercompany interest and fees	(38.4)	(425.8)	464.2	-	-
Other income (expense), net	(1.9)	104.7	(62.5)	-	40.3
Earnings (loss) before income taxes	1,054.2	89.5	1,903.7	(1,789.6)	1,257.8
(Benefit) provision for income taxes	-	(112.7)	317.4	-	204.7
Earnings (loss) from continuing operations	1,054.2	202.2	1,586.3	(1,789.6)	1,053.1
Discontinued operations, net of tax	-	(4.5)	5.6	-	1.1
Net earnings (loss)	$1,054.2	$197.7	$1,591.9	$(1,789.6)	$1,054.2

Condensed Consolidating Income Statement
For the year ended December 31, 2004

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$1,390.2	$8,003.4	$-	$9,393.6
Cost of goods sold	-	1,071.5	5,782.5	-	6,854.0
Selling and administrative expenses	0.1	354.5	1,064.7	-	1,419.3
Operating income	(0.1)	(35.8)	1,156.2	-	1,120.3
Equity earnings in affiliates (net of tax)	1,231.6	956.3	576.2	(2,764.1)	-
Interest expense	(0.2)	(122.2)	(30.7)	-	(153.1)
Intercompany interest and fees	(7.5)	(538.4)	545.9	-	-
Other income (expense), net	(5.1)	87.3	(81.2)	-	1.0
Earnings (loss) before income taxes	1,218.7	347.2	2,166.4	(2,764.1)	968.2
(Benefit) provision for income taxes	-	(219.5)	357.9	-	138.4
Earnings (loss) from continuing operations	1,218.7	566.7	1,808.5	(2,764.1)	829.8
Discontinued operations, net of tax	-	9.5	379.4	-	388.9
Net earnings (loss)	$1,218.7	$576.2	$2,187.9	$(2,764.1)	$1,218.7

Condensed Consolidating Balance Sheet
December 31, 2006

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$1.7	$81.6	$279.0	$-	$362.3
Marketable securities	-	-	0.7	-	0.7
Accounts and notes receivable, net	0.3	283.7	1,712.2	-	1,996.2
Inventories, net	-	204.5	1,115.8	-	1,320.3
Prepaid expenses and deferred income taxes	0.4	389.4	26.6	-	416.4
Accounts and notes receivable affiliates	921.4	2,662.1	26,537.6	(30,121.1)	-
Total current assets	923.8	3,621.3	29,671.9	(30,121.1)	4,095.9

Investment in affiliates	7,130.9	11,565.2	31,009.6	(49,705.7)	-
Property, plant and equipment, net	-	280.8	995.5	-	1,276.3
Intangible assets, net	-	81.1	5,259.9	-	5,341.0
Other assets	1.7	1,283.8	147.2	-	1,432.7
Total assets	$8,056.4	$16,832.2	$67,084.1	$(79,826.8)	$12,145.9

Current liabilities:
Accounts payable and accruals	$6.3	$487.7	$2,040.2	$-	$2,534.2
Loans payable and current maturities
of long-term debt	378.0	596.8	104.6	-	1,079.4
Accounts and note payable affiliates	779.0	7,035.7	22,306.4	(30,121.1)	-
Total current liabilities	1,163.3	8,120.2	24,451.2	(30,121.1)	3,613.6

Long-term debt	299.0	411.3	194.9	-	905.2
Note payable affiliate	950.0	2,697.4	-	(3,647.4)	-
Other noncurrent liabilities	239.3	1,847.5	135.5	-	2,222.3
Total liabilities	2,651.6	13,076.4	24,781.6	(33,768.5)	6,741.1

Shareholders' equity:
Class A common shares	364.5	-	(57.7)	-	306.8
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,403.3	4,815.3	43,957.1	(52,719.6)	5,456.1
Accumulated other comprehensive income (loss)	(36.4)	(627.9)	205.7	100.5	(358.1)
	10,002.0	4,187.4	46,467.9	(55,252.5)	5,404.8
Less: Contra account	(4,597.2)	(431.6)	(4,165.4)	9,194.2	-
Total shareholders' equity	5,404.8	3,755.8	42,302.5	(46,058.3)	5,404.8
Total liabilities and equity	$8,056.4	$16,832.2	$67,084.1	$(79,826.8)	$12,145.9

Condensed Consolidating Balance Sheet
December 31, 2005

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$25.5	$207.1	$648.0	$-	$880.6
Marketable securities	-	-	156.5	-	156.5
Accounts and notes receivable, net	1.3	311.8	1,365.9	-	1,679.0
Inventories, net	-	188.9	939.9	-	1,128.8
Prepaid expenses and deferred income taxes	-	62.1	341.2	-	403.3
Accounts and notes receivable affiliates	299.6	3,660.9	22,687.9	(26,648.4)	-
Total current assets	326.4	4,430.8	26,139.4	(26,648.4)	4,248.2

Investment in affiliates	7,092.7	11,440.6	29,894.4	(48,427.7)	-
Property, plant and equipment, net	-	291.6	865.9	-	1,157.5
Intangible assets, net	-	118.9	5,031.5	-	5,150.4
Other assets	1.9	854.0	344.4	-	1,200.3
Total assets	$7,421.0	$17,135.9	$62,275.6	$(75,076.1)	$11,756.4

Current liabilities:
Accounts payable and accruals	$5.8	$561.2	$1,700.0	$-	$2,267.0
Loans payable and current maturities
of long-term debt	-	849.4	83.3	-	932.7
Accounts and note payable affiliates	956.6	5,870.1	19,821.7	(26,648.4)	-
Total current liabilities	962.4	7,280.7	21,605.0	(26,648.4)	3,199.7

Long-term debt	298.9	658.1	227.3	-	1,184.3
Note payable affiliate	300.0	3,347.4	-	(3,647.4)	-
Other noncurrent liabilities	97.7	1,389.0	123.7	-	1,610.4
Total liabilities	1,659.0	12,675.2	21,956.0	(30,295.8)	5,994.4

Shareholders' equity:
Class A common shares	360.8	-	(30.1)	-	330.7
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,740.2	5,066.6	42,376.2	(51,624.1)	5,558.9
Accumulated other comprehensive income (loss)	193.9	(158.7)	(33.2)	(129.6)	(127.6)
	10,565.5	4,907.9	44,675.7	(54,387.1)	5,762.0
Less: Contra account	(4,803.5)	(447.2)	(4,356.1)	9,606.8	-
Total shareholders' equity	5,762.0	4,460.7	40,319.6	(44,780.3)	5,762.0
Total liabilities and equity	$7,421.0	$17,135.9	$62,275.6	$(75,076.1)	$11,756.4

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2006

	IR	IR	Other	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash (used in) provided by continuing operating activities	$(67.4)	$(918.9)	$1,995.1	$1,008.8
Net cash (used in) provided by discontinued operating activities	-	(31.2)	(5.4)	(36.6)

Cash flows from investing activities:
Capital expenditures	-	(52.8)	(159.5)	(212.3)
Proceeds from sale of property, plant and equipment	-	1.0	15.4	16.4
Acquisitions, net of cash	-	(11.8)	(109.7)	(121.5)
Proceeds from business dispositions	-	-	-	-
Purchase of marketable securities	-	-	155.8	155.8
Cash provided by equity companies, net	-	-	0.4	0.4
Net cash (used in) provided by continuing investing activities	-	(63.6)	(97.6)	(161.2)
Net cash (used in) provided by discontinued investing activities	-	-	-	-

Cash flows from financing activities:
Net change in debt	379.1	(499.7)	(19.9)	(140.5)
Net inter-company (payments) proceeds	(7.3)	1,372.3	(1,365.0)	-
Proceeds from the exercise of stock options	95.7	-	-	95.7
Dividends (paid) received	(423.9)	15.6	190.7	(217.6)
Repurchase of common shares by subsidiary	-	-	(1,096.3)	(1,096.3)
Net cash (used in) provided by continuing financing activities	43.6	888.2	(2,290.5)	(1,358.7)
Net cash (used in) provided by discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and
cash equivalents	-	-	29.4	29.4

Net (decrease) increase in cash and cash equivalents	(23.8)	(125.5)	(369.0)	(518.3)
Cash and cash equivalents - beginning of period	25.5	207.1	648.0	880.6
Cash and cash equivalents - end of period	$1.7	$81.6	$279.0	$362.3

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2005

	IR	IR	Other	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash (used in) provided by continuing operating activities	$(32.0)	$(475.7)	$1,380.9	$873.2
Net cash (used in) provided by discontinued operating activities	-	(18.5)	(15.6)	(34.1)

Cash flows from investing activities:
Capital expenditures	-	(49.4)	(92.4)	(141.8)
Proceeds from sale of property, plant and equipment	-	2.2	16.8	19.0
Acquisitions, net of cash	-	-	(514.7)	(514.7)
Proceeds from business dispositions	-	3.7	7.7	11.4
Purchase of marketable securities	-	-	(153.2)	(153.2)
Cash provided by equity companies	-	-	7.6	7.6
Net cash (used in) provided by continuing investing activities	-	(43.5)	(728.2)	(771.7)
Net cash (used in) provided by discontinued investing activities	-	-	-	-

Cash flows from financing activities:
Net change in debt	297.4	(87.3)	(147.4)	62.7
Net inter-company (payments) proceeds	(134.8)	(25.2)	160.0	-
Proceeds from the exercise of stock options	90.9	-	-	90.9
Dividends (paid) received	(359.2)	13.2	153.9	(192.1)
Redemption of preferred stock of subsidiary	(73.6)	-	-	(73.6)
Repurchase of common shares by subsidiary	-	-	(763.6)	(763.6)
Net cash (used in) provided by continuing financing activities	(179.3)	(99.3)	(597.1)	(875.7)
Net cash (used in) provided by discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and
cash equivalents	-	-	(14.2)	(14.2)

Net (decrease) increase in cash and cash equivalents	(211.3)	(637.0)	25.8	(822.5)
Cash and cash equivalents - beginning of period	236.8	844.1	622.2	1,703.1
Cash and cash equivalents - end of period	$25.5	$207.1	$648.0	$880.6

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2004

	IR	IR	Other	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash (used in) provided by continuing operating activities	$(14.5)	$(574.2)	$1,358.9	$770.2
Net cash (used in) provided by discontinued operating activities	-	(13.5)	40.8	27.3

Cash flows from investing activities:
Capital expenditures	-	(42.1)	(83.5)	(125.6)
Proceeds from sale of property, plant and equipment	-	17.7	32.7	50.4
Acquisitions, net of cash	-	-	(33.7)	(33.7)
Proceeds from the sale of marketable securities	-	-	0.3	0.3
Proceeds from business dispositions	-	189.0	1,224.2	1,413.2
Cash provided by equity companies	-	-	7.6	7.6
Net cash (used in) provided by continuing investing activities	-	164.6	1,147.6	1,312.2
Net cash (used in) provided by discontinued investing activities	-	-	(7.4)	(7.4)

Cash flows from financing activities:
Net change in debt	-	(409.5)	(59.9)	(469.4)
Net inter-company (payments) proceeds	191.4	1,562.4	(1,753.8)	-
Proceeds from the exercise of stock options	170.7	-	-	170.7
Dividends (paid) received	(271.3)	10.2	108.5	(152.6)
Repurchase of common shares by subsidiary	-	-	(355.9)	(355.9)
Net cash (used in) provided by continuing financing activities	90.8	1,163.1	(2,061.1)	(807.2)
Net cash (used in) provided by discontinued financing activities	-	-	(1.0)	(1.0)

Effect of change in fiscal year end of business	-	-	(23.8)	(23.8)
Effect of exchange rate changes on cash and
cash equivalents	-	-	16.5	16.5

Net increase in cash and cash equivalents	76.3	740.0	470.5	1,286.8
Cash and cash equivalents - beginning of period	160.5	104.1	151.7	416.3
Cash and cash equivalents - end of period	$236.8	$844.1	$622.2	$1,703.1

NOTE 18- SUBSEQUENT EVENTS (UNAUDITED)

On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion, subject to post closing adjustments. The sale, which is subject to government regulatory approvals and other customary closing conditions, is targeted to close in the second quarter of 2007. The Company’s Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines, and construction-related material handling equipment and has been reported as part of the Company’s Construction Technologies sector.

The Road Development business unit had net revenues of approximately $700 million for the year ended December 31, 2006. The Company expects to record a gain on the transaction when the sale is consummated.

SCHEDULE II

INGERSOLL RAND COMPANY LIMITED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Amounts in millions)

Allowances for Doubtful Accounts:
Balance December 31, 2003	$58.7
Additions charged to costs and expenses	21.0
Deductions *	(11.9)
Business acquisitions and divestitures, net	(1.2)
Currency translation	3.5
Balance December 31, 2004	70.1
Net reductions in costs and expenses	(4.3)
Deductions *	(21.0)
Business acquisitions and divestitures, net	5.1
Currency translation	(2.3)
Balance December 31, 2005	47.6
Net reductions in costs and expenses	(16.3)
Deductions *	(17.3)
Business acquisitions and divestitures, net	1.6
Currency translation	2.2
Balance December 31, 2006	$17.8

(*) "Deductions" include accounts and advances written off, less recoveries.

SCHEDULE II

INGERSOLL RAND COMPANY LIMITED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Amounts in millions)

Reserve for LIFO:
Balance December 31, 2003	$69.4
Additions	40.8
Reductions	(7.2)
Balance December 31, 2004	103.0
Additions	23.3
Reductions	(3.0)
Balance December 31, 2005	123.3
Additions	36.0
Reductions	(0.7)
Balance December 31, 2006	$158.6