Form 10-Q
period 2007-03-31
INGERSOLL RAND CO LTD
filed 2007-05-10
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
YES ☐ NO ☒

The number of Class A common shares outstanding as of May 8, 2007 was 301,626,886.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

	Item 1	-	Financial Statements

			Condensed Consolidated Income Statement for the three
			months ended March 31, 2007 and 2006	1

			Condensed Consolidated Balance Sheet at March 31, 2007
			and December 31, 2006	2

			Condensed Consolidated Statement of Cash Flows for the
			three months ended March 31, 2007 and 2006	3

			Notes to Condensed Consolidated Financial Statements	4

	Item 2	-	Management's Discussion and Analysis of Financial Condition
			and Results of Operations	20

	Item 3	-	Quantitative and Qualitative Disclosures about Market Risk	31

	Item 4	-	Controls and Procedures	31

PART II	OTHER INFORMATION

	Item 1	-	Legal Proceedings	31

	Item 1A	-	Risk Factors	32

	Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 6	-	Exhibits	32

SIGNATURES				33

CERTIFICATIONS

i

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2007	2006
Net revenues	$2,668.1	$2,523.2
Cost of goods sold	1,953.0	1,851.2
Selling and administrative expenses	415.2	354.7
Operating income	299.9	317.3
Interest expense	(35.6)	(35.3)
Other income (expense), net	(3.3)	3.9
Earnings before income taxes	261.0	285.9
Provision for income taxes	44.5	41.5
Earnings from continuing operations	216.5	244.4
Discontinued operations, net of tax	1.0	8.8
Net earnings	$217.5	$253.2

Basic earnings per common share:
Continuing operations	$0.71	$0.74
Discontinued operations	-	0.03
Net earnings	$0.71	$0.77

Diluted earnings per common share:
Continuing operations	$0.70	$0.73
Discontinued operations	-	0.03
Net earnings	$0.70	$0.76

Dividends per common share	$0.18	$0.16

See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
In millions	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$304.6	$355.8
Marketable securities	0.6	0.7
Accounts and notes receivable, less allowance of	1,860.6	1,847.3
$14.0 in 2007 and $15.6 in 2006
Inventories	1,249.5	1,178.5
Prepaid expenses and deferred income taxes	534.3	396.0
Assets held for sale	628.8	601.9
Total current assets	4,578.4	4,380.2

Property, plant and equipment, net	1,149.5	1,131.3
Goodwill	4,534.5	4,505.9
Intangible assets, net	731.5	735.3
Other assets	1,417.1	1,393.2
Total assets	$12,411.0	$12,145.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$922.7	$989.3
Accrued compensation and benefits	292.0	364.9
Accrued expenses and other current liabilities	951.4	1,061.1
Loans payable and current maturities of long-term debt	1,186.8	1,079.4
Liabilities held for sale	198.3	187.3
Total current liabilities	3,551.2	3,682.0

Long-term debt	903.0	905.2
Postemployment and other benefit liabilities	1,393.5	1,390.0
Other noncurrent liabilities	1,177.2	763.9
Total liabilities	7,024.9	6,741.1

Shareholders' equity:
Class A common shares	305.3	306.8
Retained earnings	5,397.0	5,456.1
Accumulated other comprehensive income (loss)	(316.2)	(358.1)
Total shareholders' equity	5,386.1	5,404.8
Total liabilities and shareholders' equity	$12,411.0	$12,145.9

See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
In millions	2007	2006
Cash flows from operating activities:
Net earnings	$217.5	$253.2
Loss (income) from discontinued operations, net of tax	(1.0)	(8.8)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	43.6	46.2
Stock settled share-based compensation	11.9	8.2
Changes in other assets and liabilities, net	(112.5)	(154.3)
Other, net	(105.6)	(105.8)
Net cash provided by (used in) continuing operating activities	53.9	38.7
Net cash provided by (used in) discontinued operating activities	(8.1)	(10.9)

Cash flows from investing activities:
Capital expenditures	(47.0)	(36.0)
Proceeds from sale of property, plant and equipment	2.2	1.9
Acquisitions, net of cash acquired	(7.8)	(26.8)
Proceeds from sales and maturities of marketable securities	0.1	109.9
Other, net	(0.1)	(0.6)
Net cash provided by (used in) continuing investing activities	(52.6)	48.4
Net cash provided by (used in) discontinued investing activities	(4.7)	(2.3)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	104.1	(9.0)
Proceeds from long-term debt	-	0.8
Payments of long-term debt	(1.9)	(5.5)
Net change in debt	102.2	(13.7)
Dividends paid	(55.3)	(52.3)
Proceeds from exercise of stock options	44.7	45.7
Repurchase of common shares by subsidiary	(133.6)	(163.5)
Net cash provided by (used in) continuing financing activities	(42.0)	(183.8)
Net cash provided by (used in) discontinued financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	2.3	6.9

Net increase (decrease) in cash and cash equivalents	(51.2)	(103.0)
Cash and cash equivalents - beginning of period	355.8	876.0
Cash and cash equivalents - end of period	$304.6	$773.0

See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial position at March 31, 2007, and results of operations and cash flows for the three months ended March 31, 2007 and 2006.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2006.

As a result of the divestiture of the Road Development business unit, the Company realigned its operating and reporting segments to better reflect its market focus. The former Compact Vehicle Technologies segment and the Construction Technologies segment, excluding the Road Development business, were aggregated into one segment - Compact Equipment Technologies. Prior year results have been reclassified to conform to this change.

Note 2 - Divestitures and Discontinued Operations

The components of discontinued operations for the three months ended March 31, were as follows:

In millions	2007	2006
Road Development, net of tax	$16.5	$17.9
Other discontinued operations, net of tax	(15.5)	(9.1)
Total discontinued operations, net of tax	$1.0	$8.8

Road Development Divestiture

On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007, in all countries except for India, which closed on May 4, 2007. The sale is expected to generate net cash proceeds of approximately $1.05 billion.

The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines, and construction-related material handling equipment. The Company has accounted for the Road Development business unit as discontinued operations and has classified the assets and liabilities sold to AB Volvo as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Net revenues and after-tax earnings of the Road Development business unit for the three months ended March 31, were as follows:

In millions	2007	2006
Net revenues	$167.7	$187.8
After-tax earnings	16.5	17.9

Assets and liabilities recorded as held for sale on the condensed consolidated balance sheet were as follows:

	March 31,	December 31,
In millions	2007	2006
Assets
Current assets	$351.9	$317.6
Property, plant and equipment, net	138.6	145.0
Goodwill and other intangible assets, net	99.8	99.8
Other assets and deferred income taxes	38.5	39.5
Assets held for sale	$628.8	$601.9

Liabilities
Current liabilities	$124.5	$118.9
Non-current liabilities	73.8	68.4
Liabilities held for sale	$198.3	$187.3

Other Discontinued Operations

The Company also has other retained costs for discontinued operations that mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. The components of other discontinued operations for the three months ended March 31, were as follows:

In millions	2007	2006
Retained (costs) income, net of tax	$(15.6)	$(9.3)
Net gain on disposals, net of tax	0.1	0.2
Total other discontinued operations, net of tax	$(15.5)	$(9.1)

Note 3 - Inventories

Inventories are stated at the lower of cost or market. Most U.S. manufactured inventories, excluding the Climate Control Technologies segment, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories was as follows:

	March 31,	December 31,
In millions	2007	2006
Raw materials and supplies	$463.0	$480.5
Work-in-process	222.2	208.2
Finished goods	706.0	633.9
	1,391.2	1,322.6
Less - LIFO reserve	141.7	144.1
Total	$1,249.5	$1,178.5

Note 4 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill were as follows:

	Climate	Compact
	Control	Equipment	Industrial	Security
In millions	Technologies	Technologies	Technologies	Technologies	Total
Balance at December 31, 2006	$2,545.1	$852.7	$157.2	$950.9	$4,505.9
Acquisitions and adjustments*	-	4.2	4.7	3.3	12.2
Translation	7.4	0.3	1.1	7.6	16.4
Balance at March 31, 2007	$2,552.5	$857.2	$163.0	$961.8	$4,534.5
* Includes current year adjustments related to final purchase price allocation adjustments.

The Company initially records to goodwill the excess of the purchase price over the preliminary fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, the Company may record an adjustment to goodwill.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	March 31, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization
Customer relationships	$511.8	$77.1	$510.2	$72.9
Trademarks	106.8	11.4	105.0	10.0
Patents	38.2	26.5	38.4	25.9
Other	49.2	24.8	49.9	24.2
Total amortizable intangible assets	706.0	139.8	703.5	133.0
Indefinite-lived intangible assets	165.3	-	164.8	-
Total	$871.3	$139.8	$868.3	$133.0

Intangible asset amortization expense was $6.8 million and $6.5 million for the three months ended March 31, 2007 and 2006, respectively. Estimated intangible asset amortization expense for each of the next five years is expected to approximate $26 million.

Note 5 - Postretirement Benefits Other Than Pensions

The Company sponsors several postretirement plans that cover certain eligible employees. These plans provide for health care benefits and, in some instances, life insurance benefits. Postretirement health plans generally are contributory and contributions are adjusted annually. Life insurance plans for retirees are primarily noncontributory. The Company funds the postretirement benefit costs principally on a pay-as-you-go basis. The components of net periodic postretirement benefits cost for the three months ended March 31, were as follows:

In millions	2007	2006
Service cost	$3.2	$2.7
Interest cost	14.1	13.6
Net amortization of prior service gains	(1.1)	(1.0)
Net amortization of net actuarial losses	4.9	4.6
Net periodic postretirement benefits cost*	$21.1	$19.9
*Amounts include costs reported in continuing and discontinued operations

Note 6 - Pension Plans

The Company sponsors several noncontributory pension plans that cover substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula. The Company’s U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees. The components of the Company’s pension-related costs for the three months ended March 31, were the following:

In millions	2007	2006
Service cost	$14.9	$14.4
Interest cost	41.5	39.9
Expected return on plan assets	(58.2)	(54.1)
Net amortization of:
Prior service costs	2.4	2.1
Transition amount	0.2	0.2
Plan net acturial losses	4.6	6.6
Net periodic pension cost*	$5.4	$9.1
*Amounts include costs reported in continuing and discontinued operations

The Company made employer contributions of $7.9 million and $5.0 million to its pension plans in the first quarter of 2007 and 2006, respectively.

Note 7 - Share-Based Compensation

The Company’s Incentive Stock Plan of 1998 authorizes the Company to issue stock options and other share-based incentives. Total shares authorized by the shareholders is 60.0 million, of which approximately 14.0 million remains available for future incentive awards. The Company’s ability to grant future stock options and other share based incentives under its Incentive Stock Plan of 1998 expires in May 2007.

Stock Options

The average fair value of the stock options granted for the three months ended March 31, 2007 and 2006 was estimated to be $11.06 and $10.42, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2007	2006
Dividend yield	1.75%	1.49%
Volatility	26.10%	27.70%
Risk-free rate of return	4.71%	4.47%
Expected life	4.70 years	4.42 years

Expected volatility is based on the historical volatility from traded options on the Company’s stock. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model. The Company’s expected life of the stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Changes in the options outstanding under the plans for the three months ended March 31, 2007 was as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2006	19,164,942	$31.53
Granted	3,299,230	43.13
Exercised	(1,598,581)	28.13
Cancelled	(58,631)	39.49
Outstanding March 31, 2007	20,806,960	$33.61	$203.2	6.7
Exercisable March 31, 2007	15,504,623	$30.82	$194.5	5.8

SARs

SARs generally vest ratably over a three-year period from the date of grant and expire at the end of ten years. Effective August 2, 2006, all exercised SARs will be settled in the Company’s Class A common shares. Previously, exercised SARs were paid in cash.

The following table summarizes the information for currently outstanding SARs for the three months ended March 31, 2007:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2006	1,693,754	$33.11
Granted*	-	-
Exercised	(196,315)	30.93
Cancelled	(11,438)	31.85
Outstanding March 31, 2007	1,486,001	$33.40	$14.9	6.7
Exercisable March 31, 2007	1,063,563	$31.13	$13.1	6.2
* As of the end of 2006, the Company no longer expects to grant SARs

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares and for performance year 2006 the award was paid in cash. On April 17, 2007 and effective for the performance year 2007, the Compensation Committee of the Board of Directors of the Company approved a revision to the PSP program such that all PSP awards will be paid in Class A common shares rather than in cash and all of those shares will vest one year after the date of grant. As a result of these changes, a larger portion of the Company’s executive compensation program will be directly linked to the performance of the Company’s Class A common shares, thus further aligning the interests of executives with those of our shareholders.

Deferred Compensation

The Company allows key employees and non-employee directors to defer a portion of their eligible compensation into a number of investment choices, including Class A common share equivalents. The portion deferred into Class A common share equivalents is currently subject to market fluctuations based on the Company’s share price. Effective August 2, 2006, the Company eliminated the provision in the deferred compensation plans making plan participants eligible to receive a 20% supplemental amount on deferrals invested for five years in the Company's Class A common share equivalents. In addition, effective August 2, 2006, the Company vested the previously awarded, but unvested, portions of the 20% supplemental amount awarded under the deferred compensation plans.

Other Plans

The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on Class A common shares, dividends are awarded to unit holders, one-half of which is paid in cash and the remaining half of which is credited to the participants’ account in the form of Class A common share equivalents. The value of the actual incentive units is never paid to participants, and only the fair value of accumulated common share equivalents is paid in cash upon the participants’ retirement.

Stock grants were issued prior to February 2000 as an incentive plan for certain key employees, with varying vesting periods. Effective August 2, 2006, all remaining stock grants will be settled with the Company’s Class A common shares rather than cash.

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the three months ended March 31:

In millions	2007	2006
Stock options	$11.4	$8.2
SARs	0.4	3.3
Performance shares	4.2	4.5
Deferred compensation	1.0	2.9
Other	0.3	0.5
Pre-tax expense	17.3	19.4
Tax benefit	6.6	7.4
After tax expense	$10.7	$12.0

In August 2006, the Company entered into two total return swaps (the Swaps) which are derivative instruments used to hedge the Company's exposure to changes in its share-based compensation expense. The aggregate notional amount of the Swaps is approximately $52.6 million, and the aggregate fair value of the Swaps was $8.0 million as of March 31, 2007. For the three months ended March 31, 2007, the Company recorded income of $5.9 million within Selling and administrative expenses, associated with the change in fair value of the swaps during the period.

Note 8 - Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the company recorded additional liabilities, to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million.

The Company has total unrecognized tax benefits of $457.0 million as of January 1, 2007. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $394.9 million as of January 1, 2007.

The Company records interest and penalties associated with the uncertain tax positions within its provision for income taxes on its income statement. As of January 1, 2007, the Company had reserves totaling $88.0 million associated with interest and penalties, net of tax. For the three months ended March 31, 2007, the Company recognized $2.9 million in interest and penalties net of tax related to these uncertain tax positions.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Germany, Italy, the Netherlands and the United States. In general, the examination of the Company’s material tax returns is completed for the years prior to 2000.

The IRS has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principle proposed adjustment relates to the disallowance of certain capital losses. The Company disputes the IRS position and protests have been filed with the IRS Appeals Division. It is reasonably possible that in order to reduce the potential interest expense, the Company may make a payment within the next 12 months with respect to the capital loss disallowance. The potential payment of tax and accrued interest of approximately $200 million will reduce the Company’s total unrecognized tax position by approximately $140 million.

The IRS is in the process of examining the Company’s tax returns for tax years 2001 and 2002. The Company has been actively engaged in discussions with the IRS regarding issues related to the Company’s reincorporation into Bermuda in 2001.

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Note 9 - Comprehensive Income

The components of comprehensive income for the quarters ended March 31, were as follows:

In millions	2007	2006
Net earnings	$217.5	$253.2
Other comprehensive income (loss):
Foreign currency translation adjustment	35.5	53.3
Change in fair value of derivatives qualifying as cash flow
hedges, net of tax	-	(4.1)
Unrealized gain (loss) on marketable securities, net of tax	(0.5)	(0.7)
Pension and other postretirement benefits liability adjustment, net of tax	6.9	-
Comprehensive income	$259.4	$301.7

Note 10 - Weighted-Average Common Shares

Basic earnings per share is computed by dividing net earnings by the weighted-average number of Class A common shares outstanding. Dilutive earnings per share is computed by dividing net earnings by the weighted-average number of Class A common shares outstanding as well as potentially dilutive common shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table details the weighted-average number of Class A common shares outstanding for basic and diluted earnings per share calculations:

	Three months ended March 31,
In millions	2007	2006
Weighted-average number of basic shares	306.8	328.8
Shares issuable under incentive stock plans	3.5	3.6
Weighted-average number of diluted shares	310.3	332.4
Anti-dilutive shares	4.0	1.7

Note 11 - Commitments and Contingencies

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

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against Ingersoll-Rand Company (IR-New Jersey), and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the three month period ended March 31, 2007, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $12 million. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

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

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. These discussions are ongoing and the Company will continue to cooperate fully with the SEC and DOJ in this matter.

The Company sells products on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $20.7 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred related to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

The Company remains contingently liable for approximately $13.8 million relating to performance bonds associated with prior sale of products of Ingersoll-Dresser Pump Company (IDP), which the Company divested in 2000. The acquirer of IDP is the primary obligor under these performance bonds. However, should the acquirer default under these arrangements, the Company would be required to satisfy these financial obligations. The obligation extends through 2008.

The following table represents the changes in the product warranty liability for the three months ended March 31, respectively:

In millions	2007	2006
Balance at beginning of period	$186.6	$177.0
Reductions for payments	(26.1)	(22.4)
Accruals for warranties issued during the period	30.3	22.8
Changes to accruals related to preexisting warranties	(0.8)	(1.9)
Acquisitions	0.1	-
Translation	1.1	1.1
Balance at end of period	$191.2	$176.6

Note 12 - Business Segment Information

The Company classifies its business into four reportable segments based on industry and market focus: Climate Control Technologies, Compact Equipment Technologies, Industrial Technologies and Security Technologies.

As discussed in Note 1, the Company realigned its operating and reporting segments. As a result, the former Compact Vehicle Technologies segment and the Construction Technologies segment, excluding the Road Development business, were aggregated into one segment - Compact Equipment Technologies. The Compact Equipment Technologies segment includes the Bobcat and Club Car brands as well as the Utility Equipment and Attachment businesses. Prior year results have been reclassified to conform to this change. A summary of operations by reportable segment is as follows:

	Three months ended March 31,
In millions	2007	2006
Net revenues
Climate Control Technologies	$728.9	$683.6
Compact Equipment Technologies	875.1	875.7
Industrial Technologies	484.5	439.1
Security Technologies	579.6	524.8
Total	$2,668.1	$2,523.2

Operating income
Climate Control Technologies	$69.4	$69.2
Compact Equipment Technologies	111.4	136.4
Industrial Technologies	64.6	58.2
Security Technologies	90.7	79.6
Unallocated corporate expense	(36.2)	(26.1)
Total	$299.9	$317.3

Long-lived assets by geographic area for the periods ended March 31, 2007 and December 31, 2006 were as follows:

In millions	March 31, 2007	December 31, 2006
United States	$797.2	$789.9
Non-U.S.	918.6	911.8
Total	$1,715.8	$1,701.7

Note 13 - IR-New Jersey

IR-Limited has guaranteed all of the issued public debt securities of IR-New Jersey. The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited; the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities. The following condensed consolidated financial information for IR-Limited, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the SEC.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting. Inter-company investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by inter-company dividends.

Condensed Consolidating Income Statement
For the three months ended March 31, 2007

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$296.0	$2,372.1	$-	$2,668.1
Cost of goods sold	-	215.1	1,737.9	-	1,953.0
Selling and administrative expenses	11.5	95.0	308.7	-	415.2
Operating income	(11.5)	(14.1)	325.5	-	299.9
Equity earnings in affiliates (net of tax)	249.9	115.5	1.5	(366.9)	-
Interest expense	(11.0)	(17.0)	(7.6)	-	(35.6)
Intercompany interest and fees	(10.2)	(118.6)	128.8	-	-
Other income (expense), net	0.3	(0.4)	(3.2)	-	(3.3)
Earnings (loss) before income taxes	217.5	(34.6)	445.0	(366.9)	261.0
(Benefit) provision for income taxes	-	(44.7)	89.2	-	44.5
Earnings (loss) from continuing operations	217.5	10.1	355.8	(366.9)	216.5
Discontinued operations, net of tax	-	(8.6)	9.6	-	1.0
Net earnings (loss)	$217.5	$1.5	$365.4	$(366.9)	$217.5

Condensed Consolidating Income Statement
For the three months ended March 31, 2006

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$289.3	$2,233.9	$-	$2,523.2
Cost of goods sold	-	220.9	1,630.3	-	1,851.2
Selling and administrative expenses	8.2	78.8	267.7	-	354.7
Operating income	(8.2)	(10.4)	335.9	-	317.3
Equity earnings in affiliates (net of tax)	276.4	148.5	47.6	(472.5)	-
Interest expense	(3.8)	(25.3)	(6.2)	-	(35.3)
Intercompany interest and fees	(11.4)	(120.2)	131.6	-	-
Other income (expense), net	0.2	(0.5)	4.2	-	3.9
Earnings (loss) before income taxes	253.2	(7.9)	513.1	(472.5)	285.9
(Benefit) provision for income taxes	-	(53.9)	95.4	-	41.5
Earnings (loss) from continuing operations	253.2	46.0	417.7	(472.5)	244.4
Discontinued operations, net of tax	-	1.6	7.2	-	8.8
Net earnings (loss)	$253.2	$47.6	$424.9	$(472.5)	$253.2

Condensed Colnsolidating Balance Sheet
March 31, 2007

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$-	$34.1	$270.5	$-	$304.6
Marketable securities	-	-	0.6	-	0.6
Accounts and notes receivable, net	0.2	199.2	1,661.2	-	1,860.6
Inventories, net	-	138.3	1,111.2	-	1,249.5
Prepaid expenses and deferred income taxes	1.1	482.2	51.0	-	534.3
Assets held for sale	-	307.3	321.5	-	628.8
Accounts and notes receivable affiliates	966.8	2,763.6	27,060.3	(30,790.7)	-
Total current assets	968.1	3,924.7	30,476.3	(30,790.7)	4,578.4

Investment in affiliates	7,200.2	11,691.3	30,935.9	(49,827.4)	-
Property, plant and equipment, net	-	181.8	967.7	-	1,149.5
Intangible assets, net	-	81.7	5,184.3	-	5,266.0
Other assets	1.6	1,286.5	129.0	-	1,417.1
Total assets	$8,169.9	$17,166.0	$67,693.2	$(80,618.1)	$12,411.0

Current liabilities:
Accounts payable and accruals	$9.9	$290.6	$1,865.6	$-	$2,166.1
Current maturities of long-term debt
and loans payable	486.5	597.7	102.6	-	1,186.8
Liabilities held for sale	-	140.8	57.5	-	198.3
Accounts and note payable affiliates	809.5	7,178.2	22,803.0	(30,790.7)	-
Total current liabilities	1,305.9	8,207.3	24,828.7	(30,790.7)	3,551.2

Long-term debt	299.0	410.3	193.7	-	903.0
Note payable affiliate	950.0	2,697.4	-	(3,647.4)	-
Other noncurrent liabilities	228.9	2,171.7	170.1	-	2,570.7
Total liabilities	2,783.8	13,486.7	25,192.5	(34,438.1)	7,024.9

Shareholders' equity:
Class A common shares	366.2	-	(60.9)	-	305.3
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,282.1	4,723.9	44,072.2	(52,681.2)	5,397.0
Accumulated other comprehensive income	5.3	(617.1)	237.0	58.6	(316.2)
	9,924.2	4,106.8	46,611.1	(55,256.0)	5,386.1
Less: Contra account	(4,538.1)	(427.5)	(4,110.4)	9,076.0	-
Total shareholders' equity	5,386.1	3,679.3	42,500.7	(46,180.0)	5,386.1
Total liabilities and equity	$8,169.9	$17,166.0	$67,693.2	$(80,618.1)	$12,411.0

Condensed Consolidating Balance Sheet
December 31, 2006

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$1.7	$81.6	$272.5	$-	$355.8
Marketable securities	-	-	0.7	-	0.7
Accounts and notes receivable, net	0.3	212.8	1,634.2	-	1,847.3
Inventories, net	-	123.5	1,055.0	-	1,178.5
Prepaid expenses and deferred income taxes	0.4	378.6	17.0	-	396.0
Assets held for sale	-	291.9	310.0	-	601.9
Accounts and notes receivable affiliates	921.4	2,662.1	26,537.6	(30,121.1)	-
Total current assets	923.8	3,750.5	29,827.0	(30,121.1)	4,380.2

Investment in affiliates	7,130.9	11,565.2	31,009.6	(49,705.7)	-
Property, plant and equipment, net	-	178.6	952.7	-	1,131.3
Intangible assets, net	-	81.1	5,160.1	-	5,241.2
Other assets	1.7	1,256.8	134.7	-	1,393.2
Total assets	$8,056.4	$16,832.2	$67,084.1	$(79,826.8)	$12,145.9

Current liabilities:
Accounts payable and accruals	$6.3	$416.6	$1,992.4	$-	$2,415.3
Current maturities of long-term debt
and loans payable	378.0	596.8	104.6	-	1,079.4
Liabilities held for sale	-	129.1	58.2	-	187.3
Accounts and note payable affiliates	779.0	7,035.7	22,306.4	(30,121.1)	-
Total current liabilities	1,163.3	8,178.2	24,461.6	(30,121.1)	3,682.0

Long-term debt	299.0	411.3	194.9	-	905.2
Note payable affiliate	950.0	2,697.4	-	(3,647.4)	-
Other noncurrent liabilities	239.3	1,789.5	125.1	-	2,153.9
Total liabilities	2,651.6	13,076.4	24,781.6	(33,768.5)	6,741.1

Shareholders' equity:
Class A common shares	364.5	-	(57.7)	-	306.8
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,403.3	4,815.3	43,957.1	(52,719.6)	5,456.1
Accumulated other comprehensive income	(36.4)	(627.9)	205.7	100.5	(358.1)
	10,002.0	4,187.4	46,467.9	(55,252.5)	5,404.8
Less: Contra account	(4,597.2)	(431.6)	(4,165.4)	9,194.2	-
Total shareholders' equity	5,404.8	3,755.8	42,302.5	(46,058.3)	5,404.8
Total liabilities and equity	$8,056.4	$16,832.2	$67,084.1	$(79,826.8)	$12,145.9

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2007

	IR	IR	Other	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(15.2)	$(83.5)	$152.6	$53.9
Net cash provided by (used in) discontinued operating activities	-	(5.2)	(2.9)	(8.1)

Cash flows from investing activities:
Capital expenditures	-	(8.6)	(38.4)	(47.0)
Proceeds from sale of property, plant and equipment	-	-	2.2	2.2
Acquisitions, net of cash	-	(0.6)	(7.2)	(7.8)
Proceeds from sales and maturities of marketable securities	-	-	0.1	0.1
Other, net	-	-	(0.1)	(0.1)
Net cash provided by (use in) continuing investing activities	-	(9.2)	(43.4)	(52.6)
Net cash provided by (used in) discontinued investing activities	-	(4.1)	(0.6)	(4.7)

Cash flows from financing activities:
Net change in debt	108.5	(1.0)	(5.3)	102.2
Net inter-company proceeds (payments)	(25.3)	51.4	(26.1)	-
Dividends (paid) received	(114.4)	4.1	55.0	(55.3)
Proceeds from the exercise of stock options	44.7	-	-	44.7
Repurchase of common shares by subsidiary	-	-	(133.6)	(133.6)
Net cash provided by (used in) continuing financing activities	13.5	54.5	(110.0)	(42.0)
Net cash provided by (used in) discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	2.3	2.3

Net increase (decrease) in cash and cash equivalents	(1.7)	(47.5)	(2.0)	(51.2)
Cash and cash equivalents - beginning of period	1.7	81.6	272.5	355.8
Cash and cash equivalents - end of period	$-	$34.1	$270.5	$304.6

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2006

	IR	IR	Other	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(12.9)	$(84.8)	$136.4	$38.7
Net cash provided by (used in) discontinued operating activities	-	(7.9)	(3.0)	(10.9)

Cash flows from investing activities:
Capital expenditures	-	(6.8)	(29.2)	(36.0)
Proceeds from sale of property, plant and equipment	-	0.3	1.6	1.9
Acquisitions, net of cash	-	-	(26.8)	(26.8)
Proceeds from sales and maturities of marketable securities	-	-	109.9	109.9
Other, net	-	-	(0.6)	(0.6)
Net cash provided by (use in) continuing investing activities	-	(6.5)	54.9	48.4
Net cash provided by (used in) discontinued investing activities	-	(1.8)	(0.5)	(2.3)

Cash flows from financing activities:
Net change in debt	-	(0.1)	(13.6)	(13.7)
Net inter-company proceeds (payments)	59.0	108.2	(167.2)	-
Dividends (paid) received	(95.6)	3.7	39.6	(52.3)
Proceeds from the exercise of stock options	45.7	-	-	45.7
Repurchase of common shares by subsidiary	-	-	(163.5)	(163.5)
Net cash provided by (used in) continuing financing activities	9.1	111.8	(304.7)	(183.8)
Net cash provided by (used in) discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	6.9	6.9

Net increase (decrease) in cash and cash equivalents	(3.8)	10.8	(110.0)	(103.0)
Cash and cash equivalents - beginning of period	25.5	207.1	643.4	876.0
Cash and cash equivalents - end of period	$21.7	$217.9	$533.4	$773.0

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II Item 1A Risk Factors in this Quarterly Report on Form 10-Q and under Part I Item 1A Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Overview

Organizational

Ingersoll-Rand Company Limited (we, our or the Company) is a leading innovation and solutions provider with strong brands and leading positions within its markets. Our business segments consist of Climate Control Technologies, Compact Equipment Technologies, Industrial Technologies and Security Technologies. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Bobcat®, Club Car®, Hussmann®, Ingersoll Rand®, Schlage® and Thermo King®.

We seek to drive shareholder value by achieving:

•
Dramatic Growth, by developing innovative products and solutions that improve our customers’ operations, expanding highly profitable recurring revenues and executing low-risk, high-return bolt-on acquisitions;

•	Operational Excellence, by fostering a lean culture of continuous improvement and cost control; and

•	Dual Citizenship, by encouraging our employees’ active collaboration with colleagues across business units and geographic regions to achieve superior business results.

To achieve these goals and to become a more diversified company with strong growth prospects, we continue to transform our product portfolio by divesting cyclical, low-growth, and asset-intensive businesses. We continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment, rentals and attachments. We also intend to continuously improve the efficiencies, capabilities, and products and services of our high-potential businesses. We expect to use our strong operating cash flow for bolt-on acquisitions, share buybacks, capital expenditures and dividend enhancements.

Trends and Economic Events

We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. However, due to our geographic and industry diversity, as well as the diversity of our product sales and services, the impact of any one industry or the economy of any single country on the consolidated operating results is limited. Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. The Company monitors key competitors and customers to gauge relative performance and the outlook for the future. In addition, our order rates are indicative of future revenue and thus a key measure of anticipated performance. In those industry segments where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

Our revenues for the first quarter of 2007 have increased approximately 6% compared with the first quarter of 2006. Improved markets, new product introductions, product volume and pricing improvements drove this growth. We have been able to increase prices and add surcharges to help mitigate the impact of cost inflation during the quarter. We expect to see continued high material and energy costs during the next year, which we plan to offset by increased productivity and pricing actions. We have generated positive cash flows from operating activities during the first three months of 2007 and expect to continue to produce positive operating cash flows for the foreseeable future.

Our major end markets for commercial construction, general industrial, refrigerated trucks, supermarkets and golf vehicles remained firm during the first quarter of 2007. However, there was on-going weakness in the North American compact equipment market, as well as in the residential construction market.

Recent Developments

•
On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007, in all countries except for India, which closed on May 4, 2007. The sale is expected to generate net cash proceeds of approximately $1.05 billion.

•
During the three months ended March 31, 2007, the Company repurchased 3.1 million Class A common shares at a cost of $133.6 million. Subsequently, the Company repurchased an additional 4.2 million Class A common shares as of May 8, 2007, at a total cost of $187.7 million.

•
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. As a result of adopting FIN 48 as of January 1, 2007, the Company recorded additional liabilities to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million. See Note 8 to the Company’s condensed consolidated financial statements for further description of FIN 48 and the related impacts of adoption.

Results of Operations - Three Months Ended March 31, 2007 and 2006

	Three months ended March 31,
Dollar amounts in millions, except per share amounts	2007	% of revenues	2006	% of revenues
Net revenues	$2,668.1		$2,523.2
Cost of goods sold	1,953.0	73.2%	1,851.2	73.4%
Selling and administrative expenses	415.2	15.6%	354.7	14.1%
Operating income	299.9	11.2%	317.3	12.6%
Interest expense	(35.6)		(35.3)
Other income (expense), net	(3.3)		3.9
Earnings before income taxes	261.0		285.9
Provision for income taxes	44.5		41.5
Earnings from continuing operations	216.5		244.4
Discontinued operations, net of tax	1.0		8.8
Net earnings	$217.5		$253.2

Diluted earnings per common share:
Earnings from continuing operations	$0.70		$0.73
Discontinued operations, net of tax	-		0.03
Net earnings	$0.70		$0.76

Net Revenues

Net revenues for the first quarter of 2007 increased by 5.7%, or $144.9 million, compared with the first quarter of 2006, primarily due to improved pricing (2%), a favorable currency impact (2%), acquisitions (1%) and higher volumes and product mix. Strong international markets, especially in Europe, offset the continued weakness of the North American market. The Company also continues to make progress in increasing recurring revenues, which improved by 12% over the first quarter of 2006 and accounted for 22% of net revenues.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue decreased slightly in the first quarter of 2007 compared with 2006, as increased sales were offset by higher material costs, due to commodity price increases.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of revenue increased in the first quarter of 2007 compared with the first quarter of 2006. This increase was mainly due to the year-over-year increase in costs related acquisitions and investments in new product development of approximately $10 million, increased regulatory and compliance costs of approximately $10 million and a favorable reduction to the Company’s doubtful accounts reserve of $20.5 million that was made in the first quarter of 2006.

Operating Income

Operating income for the first quarter of 2007 decreased by 5.5%, or $17.4 million, compared with the first quarter of 2006, mainly due to volume declines in compact equipment, higher material costs and investments in new product development and productivity. These decreases were partially offset by improved pricing and productivity actions.

Interest Expense

Interest expense for the first quarter of 2007 remained consistent with the first quarter of 2006.

Other Income (Expense), Net

Other income, net includes currency gains and losses, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income, net decreased by $7.2 million in the first quarter of 2007 compared with the first quarter of 2006. The decrease is primarily attributable to an adjustment in 2006 to a reserve no longer deemed necessary ($8.7 million), a decrease in interest income ($2.7 million) and a decrease of minority interest ($0.9 million), partially offset by a favorable currency impact ($5.4 million).

Provision for Income Taxes

The Company’s first quarter 2007 effective tax rate was 17.0%, compared with 14.5% in the first quarter of 2006, reflecting a 2007 expected annual rate of 18.5%, adjusted for a tax benefit of $3.8 million associated with discrete items. The increase in the 2007 expected annual tax rate versus last years expected annual rate is partially attributed to higher interest costs resulting from our adoption of FIN 48.

Discontinued Operations

The components of discontinued operations for the three months ended March 31, are as follows:

In millions	2007	2006
Road Development, net of tax	$16.5	$17.9
Other discontinued operations, net of tax	(15.5)	(9.1)
Total discontinued operations, net of tax	$1.0	$8.8

Road Development Divestiture

As explained further in the section titled “Recent Developments”, on February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007, in all countries except for India, which closed on May 4, 2007. The sale is expected to generate net cash proceeds of $1.05 billion. The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines, and construction-related material handling equipment. The Company has accounted for the Road Development business unit as discontinued operations and has classified the assets and liabilities sold to AB Volvo as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Net revenues and after-tax earnings of the Road Development business unit for the three months ended March 31, were:

In millions	2007	2006
Net revenues	$167.7	$187.8
After-tax earnings	16.5	17.9

Other Discontinued Operations

The Company also has other retained costs for discontinued operations that mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. The components of other discontinued operations for the three months ended March 31, are as follows:

In millions	2007	2006
Retained (costs) income, net of tax	$(15.6)	$(9.3)
Net gain on disposals, net of tax	0.1	0.2
Total other discontinued operations, net of tax	$(15.5)	$(9.1)

Review of Business Segments

As a result of the divestiture of the Road Development business unit, the Company realigned its operating and reporting segments to better reflect its market focus. The former Compact Vehicle Technologies segment and the Construction Technologies segment, excluding the Road Development business, were aggregated into one segment - Compact Equipment Technologies. Prior year results have been reclassified to conform to this change.

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

	Three months ended March 31,
Dollar amounts in millions	2007	2006	% change
Net revenues	$728.9	$683.6	6.6%
Operating income	69.4	69.2	0.3%
Operating margin	9.5%	10.1%

Net revenues for the first quarter of 2007 increased by 6.6%, or $45.3 million, compared with the first quarter of 2006, primarily resulting from higher volumes and product mix (3%), favorable currency impact (2%) and improved pricing (2%). Operating income increased slightly for the first quarter of 2007 primarily due to improved pricing ($11 million) and a favorable currency impact ($4 million). These increases were offset by higher net material costs ($7 million) and lower productivity ($7 million).

Net revenues grew in all regions during the first quarter of 2007, benefiting from expanding trailer and truck sales in Europe and Asia Pacific, increased bus and aftermarket parts revenues and increased revenues from display cases and contracting. These increases were partially offset by decreased trailer sales in North America and lower sales related to sea-going containers.

Compact Equipment Technologies

Compact Equipment Technologies is engaged in the design, manufacture, sale and service of skid-steer loaders, all-wheel steer loaders, compact track loaders, compact excavators, attachments, golf and utility vehicles, portable power products, portable light towers, compressors and general-purpose construction equipment. The segment includes the Bobcat and Club Car brands as well as the Utility Equipment and Attachment businesses.

	Three months ended March 31,
Dollar amounts in millions	2007	2006	% change
Net revenues	$875.1	$875.7	-0.1%
Operating income	111.4	136.4	-18.3%
Operating margin	12.7%	15.6%

Net revenues for the first quarter of 2007 were flat compared with the first quarter of 2006. Increased revenues from acquisitions (2%) and a favorable currency impact (1%) were offset by lower volumes and an unfavorable product mix (3%). Operating income for the first quarter of 2007 decreased, primarily due to lower volumes and product mix ($17 million) and investments in new product development and productivity programs ($7 million), partially offset by increased productivity ($2 million).

Bobcat revenues decreased by 12% compared with the first quarter of 2006, mainly due to the ongoing contraction in the North American new equipment and rental markets for compact equipment. Europe and worldwide aftermarket parts activity increased significantly compared with last year. Club Car revenues increased by 17% compared with the first quarter of 2006, mainly due to ongoing market share gains in golf vehicles, recurring revenues growth and higher sales of utility and off-road vehicles. Utility Equipment and Attachment revenues increased on a total basis by 31% compared with the first quarter of 2006. Utility Equipment revenues increased due to strong international markets and recurring revenues growth. Attachment revenues increased as scrap, demolition and commercial construction markets continued to expand. Revenues also increased from new product lines related to the 2006 acquisition of Geith International.

Industrial Technologies

Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling and energy generation systems. The segment includes the Air Solutions and Productivity Solutions businesses.

	Three months ended March 31,
Dollar amounts in millions	2007	2006	% change
Net revenues	$484.5	$439.1	10.3%
Operating income	64.6	58.2	11.0%
Operating margin	13.3%	13.3%

Net revenues for the first quarter of 2007 increased by 10.3%, or $45.4 million, compared with the first quarter of 2006, mainly resulting from acquisitions (4%), higher volumes and product mix (3%), improved pricing (2%) and a favorable currency impact (2%). Operating income for the first quarter of 2007 increased primarily due to improved pricing ($9 million) and favorable volumes ($4 million). These improvements were partially offset by investments in new product and market development ($3 million).

Air Solutions revenues increased 15% compared with the first quarter of 2006, mainly driven by strength in the industrial and process markets for both complete air compressor units and recurring revenues growth. Productivity Solutions revenues increased by 2% compared with the first quarter 2006, mainly due to expanding activity in traditional industrial fluid and handling markets outside of North America and recurring revenues growth.

Security Technologies

Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. The segment includes the Schlage, LCN, CISA and Von Duprin brands.

	Three months ended March 31,
Dollar amounts in millions	2007	2006	% change
Net revenues	$579.6	$524.8	10.4%
Operating income	90.7	79.6	13.9%
Operating margin	15.7%	15.2%

Net revenues for the first quarter of 2007 increased by 10.4%, or $54.8 million, compared with the first quarter of 2006, mainly resulting from higher volumes and product mix (4%), improved pricing (4%) and a favorable currency impact (2%). Operating income increased in the first quarter of 2006, primarily due to improved pricing ($20 million), partially offset by higher net material costs ($6 million).

Net revenues grew in all regions during the quarter benefiting from strong worldwide commercial construction markets, large customers restocking inventory levels and growth from newly introduced residential security products. This growth was offset by ongoing weakness in the new homebuilder markets in North America.

Liquidity and Capital Resources

The Company generates significant cash flow from operating activities. We believe that we will be able to meet our current and long term liquidity and capital requirements, through our cash flow from operating activities, existing cash and cash equivalents, available borrowings under existing credit facilities, and our ability to obtain future external financing.

Cash Flows

Dollar amounts in millions	March 31, 2007	March 31, 2006
Operating cash flow provided by (used in) continuing operations	$53.9	$38.7
Investing cash flow provided by (used in) continuing operations	(52.6)	48.4
Financing cash flow provided by (used in) continuing operations	(42.0)	(183.8)

Operating Activities

Net cash provided by continuing operating activities during the three months ended March 31, 2007, was $53.9 million, compared with $38.7 million during the comparable period in 2006. The change in operating activities is primary related to larger growth in working capital in the first quarter of 2006 than the growth experienced in 2007, partially offset by reduced earnings in 2007.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2007, was $52.6 million, compared with net cash provided by investing activities of $48.4 million during the comparable period of 2006. The change in investing activities is primarily attributable to proceeds from the sale and maturity of $109.9 million of marketable securities during the three months ended March 31, 2006. During the three months ended March 31, 2007, cash used for capital expenditures and acquisitions was $47.0 million and $7.8 million, respectively. During the three months ended March 31, 2006 cash used for capital expenditures and acquisitions was $36.0 million and $26.8 million, respectively.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2007, was $42.0 million compared with $183.8 million during the comparable period in 2006. The decrease in cash used in financing activities is primarily due to additional net short-term borrowings of $104.1 million during the quarter. These borrowings were more than offset by the repurchase of Class A common shares. The amount of repurchases during the three months ended March 31, 2007 and 2006 was $133.6 million and $163.5 million, respectively.

Other Liquidity Measures

The following table contains several key measures to gauge the Company’s financial condition and liquidity for the periods ended:

Dollar amounts in millions	March 31, 2007	December 31, 2006
Cash and cash equivalents	$304.6	$355.8
Working capital	1,027.2	698.2
Total debt	2,089.8	1,984.6
Total shareholders' equity	5,386.1	5,404.8
Debt-to-total capital ratio	27.7%	26.6%

The Company’s working capital increased $329.0 million during the first quarter of 2007. The change was primarily due to an increase of $138.3 million in prepaid expenses and deferred income taxes, an increase of $71.0 million in inventory, a decrease of $109.7 million in accrued expenses, a decrease of $66.6 million in accounts payable and a decrease of $72.9 million in accrued compensation and benefits. These changes were partially offset by an increase of $107.4 million in loans payable.

The Company’s debt levels at March 31, 2007, increased by $105.2 million from the debt levels at December 31, 2006. This increase was mainly due to $104.1 million of net short-term borrowings during the quarter, mainly under the Company’s commercial paper program.

The Company’s debt-to-total capital ratio increased from December 31, 2006 to March 31, 2007, primarily due to higher debt levels. The Company traditionally maintains significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. As of March 31, 2007, amounts available under these facilities totaled $2.0 billion.

Days sales outstanding increased to 64 days for the three months ended March 31, 2007, compared with 62 days for the three months ended March 31, 2006. This increase is primarily due to strong international growth, where terms are longer than the U.S. average.

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Contingencies, Environmental and Asbestos Matters

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

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against IR-New Jersey, and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the three month period ended March 31, 2007, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $12 million. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities, and that these asbestos liabilities are not likely to have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

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

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. These discussions are ongoing and the Company will continue to cooperate fully with the SEC and DOJ in this matter.

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

Management believes there have been no significant changes during the three months ended March 31, 2007, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except for the accounting for uncertain tax positions as described below.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the company recorded additional liabilities, to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million.

The IRS has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principle proposed adjustment relates to the disallowance of certain capital losses. The Company disputes the IRS position and protests have been filed with the IRS Appeals Division. It is reasonably possible that in order to reduce the potential interest expense, the Company may make a payment within the next 12 months with respect to the capital loss disallowance. The potential payment of tax and accrued interest of approximately $200 million will reduce the Company’s total unrecognized tax position by approximately $140 million.

The IRS is in the process of examining the Company’s tax returns for tax years 2001 and 2002. The Company has been actively engaged in discussions with the IRS regarding issues related to the Company’s reincorporation into Bermuda in 2001.

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes. See Note 8 to the Company’s condensed consolidated financial statements for a further description of FIN 48 and the related impacts.

New Accounting Standards

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

These risks and uncertainties include, but are not limited to: fluctuations in the condition of, and the overall political landscape of, the economies in which we operate; our competitive environment; material changes in technology or technology substitution; our ability to attract, train and retain highly-qualified employees; unanticipated climatic changes; changes in governmental regulation; the costs and effects of legal and administrative proceedings; changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; currency fluctuations; our ability to complete acquisitions on financially attractive terms and successfully integrate them with our other businesses; and the impact of new accounting standards. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the first quarter of 2007. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2007, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. These discussions are ongoing and the Company will continue to cooperate fully with the SEC and DOJ in this matter.

See also the discussion under the section titled “Environmental and Asbestos Matters” of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Part I, Item 1, Note 11 to the Condensed Consolidated Financial Statements.

Item 1A - Risk Factors

There have been no material changes to our risk factors and uncertainties during the first quarter of 2007. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its Class A common shares during the first quarter of 2007:

Approximate dollar
			Total number	value of shares still
	Total number		of shares	available to be
	of shares	Average	purchased as	purchased under
	purchased	price paid	part of program	the program
Period	(000's)	per share	(000's)	($000's)
1/01/2007 - 1/31/2007	-	$-	-	$-
2/01/2007 - 2/28/2007	-	-	-	-
3/01/2007 - 3/31/2007	3,075.0	43.43	3,075.0	1,866,394
Total	3,075.0	$43.43	3,075.0	$1,866.394

In October 2006, the Company completed its repurchases under the share repurchase program originally authorized in August 2004 and expanded in August 2005. In December 2006, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $2 billion worth of Class A common shares. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. Class A common shares owned by a subsidiary are treated as treasury shares and are recorded at cost.

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

INGERSOLL-RAND COMPANY LIMITED (Registrant)

Date: May 10, 2007	/s/ Timothy R. McLevish
Timothy R. McLevish, Senior Vice President and Chief Financial Officer

Principal Financial Officer

Date: May 10, 2007	/s/ Richard W. Randall
Richard W. Randall, Vice President and Controller

Principal Accounting Officer