Form 10-Q
period 2007-06-30
INGERSOLL RAND CO LTD
filed 2007-08-08
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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
YES ☐ NO ☒

The number of Class A common shares outstanding as of August 3, 2007 was 286,657,308.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

i

Part I - FINANCIAL INFORMATION
Item I - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In millions, except per share amounts	2007	2006	2007	2006
Net revenues	$2,224.6	$2,048.0	$4,200.8	$3,852.7
Cost of goods sold	1,589.7	1,463.1	3,005.6	2,763.8
Selling and administrative expenses	360.8	332.4	712.5	638.5
Operating income	274.1	252.5	482.7	450.4
Interest expense	(30.8)	(30.8)	(66.5)	(66.0)
Other income (expense), net	8.6	(6.2)	8.5	0.1
Earnings before income taxes	251.9	215.5	424.7	384.5
Provision for income taxes	43.9	18.4	60.1	29.9
Earnings from continuing operations	208.0	197.1	364.6	354.6
Discontinued operations, net of tax	756.1	116.4	817.0	212.1
Net earnings	$964.1	$313.5	$1,181.6	$566.7

Basic earnings per common share:
Earnings from continuing operations	$0.69	$0.60	$1.20	$1.08
Discontinued operations, net of tax	2.52	0.36	2.70	0.65
Net earnings	$3.21	$0.96	$3.90	$1.73

Diluted earnings per common share:
Earnings from continuing operations	$0.68	$0.60	$1.19	$1.07
Discontinued operations, net of tax	2.49	0.35	2.66	0.64
Net earnings	$3.17	$0.95	$3.85	$1.71

Dividends per common share	$0.18	$0.16	$0.36	$0.32
See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
In millions	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$460.2	$273.1
Marketable securities	0.7	0.7
Accounts and notes receivable, less allowance of $10.6 in 2007 and $8.3 in 2006	1,644.0	1,481.7
Inventories	919.3	833.1
Prepaid expenses and deferred income taxes	509.6	355.5
Assets held for sale	2,130.6	2,589.9
Total current assets	5,664.4	5,534.0

Property, plant and equipment, net	873.3	866.7
Goodwill	3,877.5	3,837.2
Intangible assets, net	707.0	712.8
Other assets	1,284.1	1,195.2
Total assets	$12,406.3	$12,145.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$685.1	$757.6
Accrued compensation and benefits	295.3	305.0
Accrued expenses and other current liabilities	672.0	697.8
Loans payable and current maturities of long-term debt	686.7	1,075.8
Liabilities held for sale	1,239.2	1,288.5
Total current liabilities	3,578.3	4,124.7

Long-term debt	894.5	895.7
Postemployment and other benefit liabilities	985.0	1,044.7
Other noncurrent liabilities	1,116.1	676.0
Total liabilities	6,573.9	6,741.1

Shareholders' equity:
Class A common shares	293.4	306.8
Retained earnings	5,692.7	5,456.1
Accumulated other comprehensive income (loss)	(153.7)	(358.1)
Total shareholders' equity	5,832.4	5,404.8
Total liabilities and shareholders' equity	$12,406.3	$12,145.9
See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
In millions	2007	2006
Cash flows from operating activities:
Net earnings	$1,181.6	$566.7
Income from discontinued operations, net of tax	(817.0)	(212.1)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	70.6	75.5
Stock settled share-based compensation	17.8	11.5
Changes in other assets and liabilities, net	(375.0)	(124.7)
Other, net	21.1	(89.9)
Net cash provided by (used in) continuing operating activities	99.1	227.0
Net cash provided by (used in) discontinued operating activities	99.1	3.6

Cash flows from investing activities:
Capital expenditures	(57.8)	(75.8)
Proceeds from sale of property, plant and equipment	9.0	1.1
Acquisitions, net of cash acquired	(3.7)	(28.5)
Proceeds from sales and maturities of marketable securities	0.1	155.9
Proceeds from business disposition, net of cash of $23.4	1,291.7	-
Other, net	3.4	(1.9)
Net cash provided by (used in) continuing investing activities	1,242.7	50.8
Net cash provided by (used in) discontinued investing activities	(34.2)	(24.5)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(383.2)	20.0
Proceeds from long-term debt	1.6	1.9
Payments of long-term debt	(12.4)	(508.2)
Net change in debt	(394.0)	(486.3)
Dividends paid	(109.6)	(105.0)
Proceeds from exercise of stock options	121.4	81.4
Repurchase of common shares by subsidiary	(846.5)	(383.7)
Net cash provided by (used in) continuing financing activities	(1,228.7)	(893.6)
Net cash provided by (used in) discontinued financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	9.1	17.9

Net increase (decrease) in cash and cash equivalents	187.1	(618.8)
Cash and cash equivalents - beginning of period	273.1	828.9
Cash and cash equivalents - end of period	$460.2	$210.1
See accompanying Notes to Condensed Consolidated Financial Statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1– Basis of Presentation
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial position at June 30, 2007, and results of operations and cash flows for the three and six months ended June 30, 2007 and 2006.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2006.

As a result of the divestiture of the Road Development business unit and the pending sale of Bobcat, Utility Equipment and Attachments business units, the Company realigned its operating and reporting segments to better reflect its market focus. The Company’s Bobcat, Utility Equipment, Attachments and Road Development business units are now being reported as discontinued operations. The Company’s Club Car business unit is now included in the Industrial Technologies segment. Prior year results have been reclassified to conform to this change.

Sale of Compact Equipment Business
On July 29, 2007, the Company agreed to sell its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion. The sale is subject to customary closing conditions and is targeted to close early in the 2007 fourth quarter.

The Compact Equipment business manufactures and sells compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators, and light towers; general-purpose light construction equipment; and attachments. For full-year 2006 these businesses collectively generated approximately $2.6 billion in revenues. The sale includes manufacturing facilities in Gwinner and Bismarck, North Dakota; Carrollton, Georgia; Litchfield, Minnesota; Petersburg, Virginia; Wujiang, China; Dobris, Czech Republic; Lyon and Pontchateau, France; Slane, Ireland; and Tredegar, Wales. The Compact Equipment business employs approximately 5,700 people worldwide.

Note 2 – Divestitures and Discontinued Operations
The components of discontinued operations for the three and six months ended June 30, were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2007	2006	2007	2006
Road Development, net of tax	$678.2	$27.7	$694.1	$45.1
Compact Equipment, net of tax	81.7	97.3	142.3	184.8
Other discontinued operations, net of tax	(3.8)	(8.6)	(19.4)	(17.8)
Total discontinued operations, net of tax	$756.1	$116.4	$817.0	$212.1

Compact Equipment
As noted in Note 1 above, on July 29, 2007, the Company agreed to sell its Compact Equipment business. The Company has accounted for the Compact Equipment business as discontinued operations and has classified the assets and liabilities as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Net revenues and after-tax earnings of Compact Equipment for the three and six months ended June 30, were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2007	2006	2007	2006
Net revenues	$759.8	$765.8	$1,452.4	$1,484.9
After-tax earnings	81.7	97.3	142.3	184.8

Assets and liabilities recorded as held for sale on the condensed consolidated balance sheet were as follows:

In millions	June 30, 2007	December 31, 2006
Assets
Current assets	$924.0	$834.2
Property, plant and equipment, net	293.6	264.6
Goodwill and other intangible assets, net	694.8	691.3
Other assets and deferred income taxes	218.2	197.9
Assets held for sale	$2,130.6	$1,988.0

Liabilities
Current liabilities	$762.6	$658.5
Noncurrent liabilities	476.6	442.7
Liabilities held for sale	$1,239.2	$1,101.2

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

Net revenues and after-tax earnings of the Road Development business unit for the three and six months ended June 30, were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2007	2006	2007	2006
Net revenues	$77.2	$228.1	$244.4	$415.3
After-tax earnings from operations	$2.5	$27.7	$18.4	$45.1
Gain on sale, net of tax of $128.6	675.7	-	675.7	-
Total discontinued operations	$678.2	$27.7	$694.1	$45.1

Assets and liabilities recorded as held for sale on the condensed consolidated balance sheet were as follows:

December 31,
In millions	2006
Assets
Current assets	$317.6
Property, plant and equipment, net	145.0
Goodwill and other intangible assets, net	99.8
Other assets and deferred income taxes	39.5
Assets held for sale	$601.9

Liabilities
Current liabilities	$118.9
Noncurrent liabilities	68.4
Liabilities held for sale	$187.3

Other Discontinued Operations
The Company also has other retained costs for discontinued operations that mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. The components of other discontinued operations for the three and six months ended June 30, were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2007	2006	2007	2006
Retained costs, net of tax	$(3.9)	$(8.8)	$(19.6)	$(18.2)
Net gain on disposals, net of tax	0.1	0.2	0.2	0.4
Total other discontinued operations, net of tax	$(3.8)	$(8.6)	$(19.4)	$(17.8)

Note 3 – Inventories
Inventories are stated at the lower of cost or market. Most U.S. manufactured inventories, excluding the Climate Control Technologies segment, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories was as follows:

	June 30,	December 31,
In millions	2007	2006
Raw materials and supplies	$379.8	$353.8
Work-in-process	191.7	186.3
Finished goods	445.5	401.3
	1,017.0	941.4
Less - LIFO reserve	97.7	108.3
Total	$919.3	$833.1

Note 4 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

In millions	Climate Control Technologies	Industrial Technologies	Security Technologies	Total
Balance at December 31, 2006	$2,545.1	$341.2	$950.9	$3,837.2
Acquisitions and adjustments*	-	4.8	3.3	8.1
Translation	14.0	2.3	15.9	32.2
Balance at June 30, 2007	$2,559.1	$348.3	$970.1	$3,877.5
* Includes current year adjustments related to final purchase price allocation adjustments.

The Company initially records to goodwill the excess of the purchase price over the preliminary fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, the Company may record an adjustment to goodwill.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	June 30, 2007		December 31, 2006
In millions	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	$492.3	$79.0	$489.6	$71.8
Trademarks	105.3	12.2	102.6	9.8
Patents	31.9	19.4	30.5	18.2
Other	47.9	25.4	48.9	23.7
Total amortizable intangible assets	677.4	136.0	671.6	123.5
Indefinite-lived intangible assets	165.6	-	164.7	-
Total	$843.0	$136.0	$836.3	$123.5

Intangible asset amortization expense for the three months ended June 30, 2007 and 2006, was $6.1 million and $6.3 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2007 and 2006, was $12.2 million and $12.5 million, respectively. Estimated intangible asset amortization expense for each of the next five years is expected to approximate $25 million.

Note 5 – Postretirement Benefits Other Than Pensions
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

	Three months ended June 30,		Six months ended June 30
In millions	2007	2006	2007	2006
Service cost	$3.0	$2.7	$6.2	$5.4
Interest cost	14.0	13.6	28.1	27.2
Net amortization of prior service gains	(1.0)	(1.0)	(2.1)	(2.0)
Net amortization of net actuarial losses	4.6	4.6	9.5	9.2
Net periodic postretirement benefits cost	20.6	19.9	41.7	39.8
Curtailment and settlement gains	(23.4)	-	(23.4)	-
Net periodic postretirement benefit (gains) costs after curtailment and settlement gains	$(2.8)	$19.9	$18.3	$39.8

Amounts recorded in continuing operations	$6.8	$6.8	$13.6	$13.5
Amounts recorded in discontinued operations	(9.6)	13.1	4.7	26.3
Total	$(2.8)	$19.9	$18.3	$39.8

The curtailment and settlement gains in 2007 are associated with the sale of the Road Development business unit on April 30, 2007. In addition, the Company’s U.S. postretirement plan was remeasured as of the sale date and the discount rate used was increased from 5.5% to 5.75%.

Note 6 – Pension Plans
The Company sponsors several noncontributory pension plans that cover substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula. The Company’s U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees. The components of the Company’s pension-related costs for the three and six months ended June 30, were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2007	2006	2007	2006
Service cost	$14.3	$14.4	$29.2	$28.8
Interest cost	41.1	40.3	82.6	80.2
Expected return on plan assets	(57.7)	(54.5)	(115.9)	(108.6)
Net amortization of:
Prior service costs	2.3	2.1	4.7	4.2
Transition amount	0.2	0.2	0.4	0.4
Plan net acturial losses	3.3	6.7	7.9	13.3
Net periodic pension cost	3.5	9.2	8.9	18.3
Curtailment and settlement losses	24.3	-	24.3	-
Net periodic pension costs after curtailment and settlement losses	$27.8	$9.2	$33.2	$18.3

Amounts recorded in continuing operations	$6.7	$10.2	$15.0	$20.1
Amounts recorded in discontinued operations	21.1	(1.0)	18.2	(1.8)
Total	$27.8	$9.2	$33.2	$18.3

The Company made employer contributions of $13.0 million and $13.4 million to its pension plans during the six months ended June 30, 2007 and 2006, respectively.

The curtailment and settlement losses in 2007 are associated with the sale of the Road Development business unit on April 30, 2007. In addition, certain of the Company’s pension plans, primarily in the U.S., were remeasured as of the sale date and the discount rate used was increased from 5.5% to 5.75%.

Note 7 – Share-Based Compensation
On June 6, 2007, the shareholders of the Company approved the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. The total number of shares authorized by the shareholders is 14.0 million, of which 13.9 million remains available for future incentive awards.

Stock Options
The average fair value of the stock options granted under the Incentive Stock Plan of 1998 for the six months ended June 30, 2007 and 2006 was estimated to be $11.06 per share and $10.42 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2007	2006
Dividend yield	1.75%	1.49%
Volatility	26.10%	27.70%
Risk-free rate of return	4.71%	4.47%
Expected life	4.70 years	4.42 years

Expected volatility is based on the historical volatility from traded options on the Company’s stock. The risk-free rate of interest for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected life of the award. The Company uses historical data to estimate forfeitures within its valuation model. The Company’s expected life of the stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Changes in the options outstanding under the plans for the six months ended June 30, 2007 was as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2006	19,164,942	$31.53
Granted	3,367,725	43.28
Exercised	(4,126,249)	29.42
Cancelled	(312,017)	40.78
Outstanding June 30, 2007	18,094,401	$34.04	$376.4	6.6
Exercisable June 30, 2007	11,532,138	$29.99	$286.4	5.4

SARs
SARs generally vest ratably over a three-year period from the date of grant and expire at the end of ten years. Effective August 2, 2006, all exercised SARs will be settled in the Company’s Class A common shares. Previously, exercised SARs were paid in cash.

The following table summarizes the information for currently outstanding SARs for the six months ended June 30, 2007:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2006	1,693,754	$33.11
Granted*	-	-
Exercised	(354,621)	30.69
Cancelled	(35,347)	34.30
Outstanding June 30, 2007	1,303,786	$33.71	$27.5	6.5
Exercisable June 30, 2007	904,924	$31.34	$21.3	5.8
  * As of the end of 2006, the Company no longer expects to grant SARs

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares and for performance year 2006 the award was paid in cash. On April 17, 2007, and effective for the performance year 2007, the Compensation Committee of the Board of Directors of the Company approved a revision to the PSP program such that all PSP awards will be paid in Class A common shares rather than in cash and, except for retirement-eligible employees, all of those shares will vest one year after the date of grant. As a result of these changes, a larger portion of the Company’s executive compensation program will be directly linked to the performance of the Company’s Class A common shares, thus further aligning the interests of executives with those of our shareholders.

Deferred Compensation
The Company allows key employees and non-employee directors to defer a portion of their eligible compensation into a number of investment choices, including Class A common share equivalents. Effective August 2, 2006, the Company eliminated the provision in the deferred compensation plans making plan participants eligible to receive a 20% supplemental amount on deferrals in the Company's Class A common share equivalents. In addition, effective August 2, 2006, the Company vested the previously awarded, but unvested, portions of the 20% supplemental amount awarded under the deferred compensation plans.

As of June 30, 2007, the portion deferred into Class A common share equivalents was subject to market fluctuations based on the Company’s share price. Effective August 1, 2007, the deferred compensation plans were amended to provide that any amounts invested in the Class A common share equivalents will be settled in Class A common shares at the time of distribution, rather than cash.

Other Plans
The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on Class A common shares, dividends are awarded to unit holders, one-half of which is paid in cash and the remaining half of which is credited to the participants’ account in the form of Class A common share equivalents. The value of the actual incentive units is never paid to participants, and only the fair value of accumulated Class A common share equivalents is paid in cash upon the participants’ retirement.

Stock grants were issued prior to February 2000 as an incentive plan for certain key employees, with varying vesting periods. Effective August 2, 2006, all remaining stock grants will be settled with the Company’s Class A common shares rather than cash.

Compensation Expense
Share-based compensation expense is included in selling and administrative expenses. The following table summarizes the expenses recognized for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
In millions	2007	2006	2007	2006
Stock options	$4.3	$3.4	$15.7	$11.6
SARs	0.1	2.7	0.5	6.0
Performance shares	1.6	4.6	5.8	9.1
Deferred compensation	1.5	2.7	2.5	5.7
Other	-	0.4	0.2	0.8
Pre-tax expense	7.5	13.8	24.7	33.2
Tax benefit	2.9	5.3	9.4	12.7
After tax expense	$4.6	$8.5	$15.3	$20.5

In August 2006, the Company entered into two total return swaps (the Swaps) which are derivative instruments used to hedge the Company's exposure to changes in its share-based compensation expense. The aggregate notional amount of the Swaps was approximately $52.6 million. On June 11, 2007, the Company terminated a portion of the Swaps for net cash proceeds of $3.8 million. As a result of this termination the Swaps aggregate notional value was approximately $41.3 million. As of June 30, 2007 the aggregate fair value of the Swaps was $18.9 million. The Company settled the remaining portion of the Swaps in the third quarter of 2007. For the six months ended June 30, 2007, the Company recorded income of $16.8 million within selling and administrative expenses, associated with the change in fair value of the swaps during the period.

Note 8 – Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the company recorded additional liabilities, to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million.

The Company has total unrecognized tax benefits of $457.0 million as of January 1, 2007. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $394.9 million as of January 1, 2007.

The Company records interest and penalties associated with the uncertain tax positions within its provision for income taxes on its income statement. As of January 1, 2007, the Company had reserves totaling $88.0 million associated with interest and penalties, net of tax. For the three and six months ended June 30, 2007, the Company recognized $4.9 million and $7.8 million, respectively, in interest and penalties net of tax related to these uncertain tax positions.

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

The IRS has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principle proposed adjustment relates to the disallowance of certain capital losses. The Company disputes the IRS position and protests have been filed with the IRS Appeals Division. In order to reduce the potential interest expense, the Company expects to make a payment in the third quarter 2007 of approximately $200 million with respect to this matter, which will reduce the Company’s total unrecognized tax position by $140 million.

On July 20, 2007, the Company and its consolidated subsidiaries received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. These adjustments proposed by the IRS, if upheld in their entirety, would result in additional taxes with respect to 2002 of approximately $190 million plus interest, and would require the Company to record additional charges associated with this matter. At this time, the IRS has not yet begun their examination of the Company’s tax filings for years subsequent to 2002. However, if these adjustments or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years.

The Company strongly disagrees with the view of the IRS and intends to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position.

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Note 9 – Comprehensive Income
The components of comprehensive income for the three and six months ended June 30, were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2007	2006	2007	2006
Net earnings	$964.1	$313.5	$1,181.6	$566.7
Other comprehensive income (loss):
Foreign currency translation adjustment	32.2	82.5	67.8	135.7
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	(5.8)	(3.1)	(5.9)	(7.2)
Unrealized gain (loss) on marketable securities, net of tax	0.8	0.4	0.3	0.3
Pension and other postretirement benefits liability adjustment, net of tax	135.3	-	142.2	-
Comprehensive income	$1,126.6	$393.3	$1,386.0	$695.5

Note 10–Weighted-Average Common Shares
Basic earnings per share is computed by dividing net earnings by the weighted-average number of Class A common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of Class A common shares outstanding as well as potentially dilutive common shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table details the weighted-average number of Class A common shares outstanding for basic and diluted earnings per share calculations:

	Three months ended June 30,		Six months ended June 30,
In millions	2007	2006	2007	2006
Weighted-average number of basic shares	299.9	327.1	303.1	327.9
Shares issuable under incentive stock plans	4.4	3.7	3.9	3.6
Weighted-average number of diluted shares	304.3	330.8	307.0	331.5
Anti-dilutive shares	2.6	2.3	2.0	-

Note 11 – Commitments and Contingencies
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

All asbestos-related claims resolved to date have been dismissed or settled. For the three and six month periods ended June 30, 2007, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $8 million and $20 million, respectively. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

In connection with the disposition of certain businesses and facilities the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition. Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. These discussions are ongoing and the Company will continue to cooperate fully with the SEC and DOJ in this matter. In addition, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil For Food transactions undertaken by that subsidiary of the Company. Such transactions have previously been reported to the SEC and DOJ, and the Company will continue to cooperate fully with the Italian authorities in this matter.

The Company sells products on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $25.5 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred related to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

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

The following table represents the changes in the product warranty liability for the six months ended June 30, respectively:

In millions	2007	2006
Balance at beginning of period	$137.1	$135.2
Reductions for payments	(35.6)	(33.3)
Accruals for warranties issued during the period	42.8	35.7
Changes to accruals related to preexisting warranties	(1.0)	(0.2)
Acquisitions	0.1	0.1
Translation	1.5	2.4
Balance at end of period	$144.9	$139.9

Note 12 –Business Segment Information
The Company classifies its business into three reportable segments based on industry and market focus: Climate Control Technologies, Industrial Technologies and Security Technologies.

As discussed in Note 1, the Company realigned its operating and reporting segments. The Company’s Bobcat, Utility Equipment, Attachments and Road Development business units are now being reported as discontinued operations. The Company’s Club Car business unit is now included in the Industrial Technologies segment. Prior year results have been reclassified to conform to this change. A summary of operations by reportable segment is as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2007	2006	2007	2006
Net revenues
Climate Control Technologies	$846.0	$798.0	$1,574.9	$1,481.6
Industrial Technologies	749.9	667.1	1,417.6	1,263.4
Security Technologies	628.7	582.9	1,208.3	1,107.7
Total	$2,224.6	$2,048.0	$4,200.8	$3,852.7

Operating income
Climate Control Technologies	$99.8	$88.4	$169.2	$157.6
Industrial Technologies	109.3	95.5	200.9	177.2
Security Technologies	108.3	98.0	199.0	177.6
Unallocated corporate expense	(43.3)	(29.4)	(86.4)	(62.0)
Total	$274.1	$252.5	$482.7	$450.4

Long-lived assets by geographic area for the periods ended June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
In millions	2007	2006
United States	$535.9	$502.8
Non-U.S.	878.8	911.9
Total	$1,414.7	$1,414.7

Note 13 – IR-New Jersey
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

Condensed Consolidating Income Statement
For the three months ended June 30, 2007

In millions	IR Limited	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$-	$236.1	$1,988.5	$-	$2,224.6
Cost of goods sold	-	162.2	1,427.5	-	1,589.7
Selling and administrative expenses	4.5	77.9	278.4	-	360.8
Operating income	(4.5)	(4.0)	282.6	-	274.1
Equity earnings in affiliates (net of tax)	993.2	107.3	347.3	(1,447.8)	-
Interest expense	(6.6)	(17.8)	(6.4)	-	(30.8)
Intercompany interest and fees	(15.2)	(117.5)	132.7	-	-
Other income (expense), net	(2.8)	23.4	(12.0)	-	8.6
Earnings (loss) before income taxes	964.1	(8.6)	744.2	(1,447.8)	251.9
(Benefit) provision for income taxes	-	(24.4)	68.3	-	43.9
Earnings (loss) from continuing operations	964.1	15.8	675.9	(1,447.8)	208.0
Discontinued operations, net of tax	-	331.5	424.6	-	756.1
Net earnings (loss)	$964.1	$347.3	$1,100.5	$(1,447.8)	$964.1

Condensed Consolidating Income Statement
For the six months ended June 30, 2007

In millions	IR Limited	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$-	$459.0	$3,741.8	$-	$4,200.8
Cost of goods sold	-	320.0	2,685.6	-	3,005.6
Selling and administrative expenses	16.0	161.9	534.6	-	712.5
Operating income	(16.0)	(22.9)	521.6	-	482.7
Equity earnings in affiliates (net of tax)	1,243.1	222.8	348.8	(1,814.7)	-
Interest expense	(17.6)	(35.0)	(13.9)	-	(66.5)
Intercompany interest and fees	(25.4)	(236.1)	261.5	-	-
Other income (expense), net	(2.5)	23.0	(12.0)	-	8.5
Earnings (loss) before income taxes	1,181.6	(48.2)	1,106.0	(1,814.7)	424.7
(Benefit) provision for income taxes	-	(69.1)	129.2	-	60.1
Earnings (loss) from continuing operations	1,181.6	20.9	976.8	(1,814.7)	364.6
Discontinued operations, net of tax	-	327.9	489.1	-	817.0
Net earnings (loss)	$1,181.6	$348.8	$1,465.9	$(1,814.7)	$1,181.6

Condensed Consolidating Income Statement
For the three months ended June 30, 2006

In millions	IR Limited	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$-	$233.8	$1,814.2	$-	$2,048.0
Cost of goods sold	-	165.6	1,297.5	-	1,463.1
Selling and administrative expenses	3.4	66.4	262.6	-	332.4
Operating income	(3.4)	1.8	254.1	-	252.5
Equity earnings in affiliates (net of tax)	329.5	169.5	10.9	(509.9)	-
Interest expense	(4.6)	(20.1)	(6.1)	-	(30.8)
Intercompany interest and fees	(7.2)	(235.5)	242.7	-	-
Other income (expense), net	(0.8)	23.5	(28.9)	-	(6.2)
Earnings (loss) before income taxes	313.5	(60.8)	472.7	(509.9)	215.5
(Benefit) provision for income taxes	-	(62.6)	81.0	-	18.4
Earnings (loss) from continuing operations	313.5	1.8	391.7	(509.9)	197.1
Discontinued operations, net of tax	-	9.1	107.3	-	116.4
Net earnings (loss)	$313.5	$10.9	$499.0	$(509.9)	$313.5

Condensed Consolidating Income Statement
For the six months ended June 30, 2006
In millions	IR Limited	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$-	$453.8	$3,398.9	$-	$3,852.7
Cost of goods sold	-	330.8	2,433.0	-	2,763.8
Selling and administrative expenses	11.6	133.8	493.1	-	638.5
Operating income	(11.6)	(10.8)	472.8	-	450.4
Equity earnings in affiliates (net of tax)	605.9	318.0	58.2	(982.1)	-
Interest expense	(8.4)	(45.6)	(12.0)	-	(66.0)
Intercompany interest and fees	(18.6)	(355.7)	374.3	-	-
Other income (expense), net	(0.6)	23.0	(22.3)	-	0.1
Earnings (loss) before income taxes	566.7	(71.1)	871.0	(982.1)	384.5
(Benefit) provision for income taxes	-	(116.2)	146.1	-	29.9
Earnings (loss) from continuing operations	566.7	45.1	724.9	(982.1)	354.6
Discontinued operations, net of tax	-	13.1	199.0	-	212.1
Net earnings (loss)	$566.7	$58.2	$923.9	$(982.1)	$566.7

Condensed Consolidating Balance Sheet
June 30, 2007

In millions	IR Limited	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Current assets:
Cash and cash equivalents	$5.9	$173.8	$280.5	$-	$460.2
Marketable securities	-	-	0.7	-	0.7
Accounts and notes receivable, net	1.8	219.2	1,423.0	-	1,644.0
Inventories, net	-	114.6	804.7	-	919.3
Prepaid expenses and deferred income taxes	-	479.9	29.7	-	509.6
Assets held for sale	-	238.0	1,892.6	-	2,130.6
Accounts and notes receivable affiliates	550.9	3,107.9	27,384.3	(31,043.1)	-
Total current assets	558.6	4,333.4	31,815.5	(31,043.1)	5,664.4

Investment in affiliates	7,706.3	11,946.2	30,905.6	(50,558.1)	-
Property, plant and equipment, net	-	164.4	708.9	-	873.3
Intangible assets, net	-	79.1	4,505.4	-	4,584.5
Other assets	1.6	1,223.8	58.7	-	1,284.1
Total assets	$8,266.5	$17,746.9	$67,994.1	$(81,601.2)	$12,406.3

Current liabilities:
Accounts payable and accruals	$6.5	$207.6	$1,438.3	$-	$1,652.4
Current maturities of long-term debt
and loans payable	-	589.1	97.6	-	686.7
Liabilities held for sale	-	454.3	784.9	-	1,239.2
Accounts and note payable affiliates	960.3	7,291.3	22,791.5	(31,043.1)	-
Total current liabilities	966.8	8,542.3	25,112.3	(31,043.1)	3,578.3

Long-term debt	299.1	410.7	184.7	-	894.5
Note payable affiliate	950.0	2,697.4	-	(3,647.4)	-
Other noncurrent liabilities	218.2	1,821.5	61.4	-	2,101.1
Total liabilities	2,434.1	13,471.9	25,358.4	(34,690.5)	6,573.9

Shareholders' equity:
Class A common shares	368.7	-	(75.3)	-	293.4
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,503.0	5,163.2	44,155.2	(53,128.7)	5,692.7
Accumulated other comprehensive income (loss)	167.8	(464.8)	247.1	(103.8)	(153.7)
	10,310.1	4,698.4	46,689.8	(55,865.9)	5,832.4
Less: Contra account	(4,477.7)	(423.4)	(4,054.1)	8,955.2	-
Total shareholders' equity	5,832.4	4,275.0	42,635.7	(46,910.7)	5,832.4
Total liabilities and equity	$8,266.5	$17,746.9	$67,994.1	$(81,601.2)	$12,406.3

Condensed Consolidating Balance Sheet
December 31, 2006

In millions	IR Limited	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Current assets:
Cash and cash equivalents	$1.7	$81.6	$189.8	$-	$273.1
Marketable securities	-	-	0.7	-	0.7
Accounts and notes receivable, net	0.3	177.6	1,303.8	-	1,481.7
Inventories, net	-	92.5	740.6	-	833.1
Prepaid expenses and deferred income taxes	0.4	375.4	(20.3)	-	355.5
Assets held for sale	-	494.4	2,095.5	-	2,589.9
Accounts and notes receivable affiliates	921.4	2,662.1	26,537.6	(30,121.1)	-
Total current assets	923.8	3,883.6	30,847.7	(30,121.1)	5,534.0

Investment in affiliates	7,130.9	11,565.2	31,003.2	(49,699.3)	-
Property, plant and equipment, net	-	170.0	696.7	-	866.7
Intangible assets, net	-	78.4	4,471.6	-	4,550.0
Other assets	1.7	1,135.0	58.5	-	1,195.2
Total assets	$8,056.4	$16,832.2	$67,077.7	$(79,820.4)	$12,145.9

Current liabilities:
Accounts payable and accruals	$6.3	$360.5	$1,393.6	$-	$1,760.4
Current maturities of long-term debt
and loans payable	378.0	596.8	101.0	-	1,075.8
Liabilities held for sale	-	539.9	748.6	-	1,288.5
Accounts and note payable affiliates	779.0	7,035.7	22,306.4	(30,121.1)	-
Total current liabilities	1,163.3	8,532.9	24,549.6	(30,121.1)	4,124.7

Long-term debt	299.0	411.3	185.4	-	895.7
Note payable affiliate	950.0	2,697.4	-	(3,647.4)	-
Other noncurrent liabilities	239.3	1,434.8	46.6	-	1,720.7
Total liabilities	2,651.6	13,076.4	24,781.6	(33,768.5)	6,741.1

Shareholders' equity:
Class A common shares	364.5	-	(57.7)	-	306.8
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,403.3	4,815.3	43,950.7	(52,713.2)	5,456.1
Accumulated other comprehensive income (loss)	(36.4)	(627.9)	205.7	100.5	(358.1)
	10,002.0	4,187.4	46,461.5	(55,246.1)	5,404.8
Less: Contra account	(4,597.2)	(431.6)	(4,165.4)	9,194.2	-
Total shareholders' equity	5,404.8	3,755.8	42,296.1	(46,051.9)	5,404.8
Total liabilities and equity	$8,056.4	$16,832.2	$67,077.7	$(79,820.4)	$12,145.9

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2007

In millions	IR Limited	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(41.2)	$(346.5)	$486.8	$99.1
Net cash provided by (used in) discontinued operating activities	-	(15.2)	114.3	99.1

Cash flows from investing activities:
Capital expenditures	-	(12.4)	(45.4)	(57.8)
Proceeds from sale of property, plant and equipment	-	3.1	5.9	9.0
Acquisitions, net of cash	-	(0.6)	(3.1)	(3.7)
Proceeds from business disposition, net of cash of $23.4	-	630.1	661.6	1,291.7
Proceeds from sales and maturities of marketable securities	-	-	0.1	0.1
Other, net	-	3.5	(0.1)	3.4
Net cash provided by (used in) continuing investing activities	-	623.7	619.0	1,242.7
Net cash provided by (used in) discontinued investing activities	-	(0.2)	(34.0)	(34.2)

Cash flows from financing activities:
Net change in debt	(378.0)	(8.3)	(7.7)	(394.0)
Net inter-company proceeds (payments)	531.1	(169.5)	(361.6)	-
Dividends (paid) received	(229.1)	8.2	111.3	(109.6)
Proceeds from the exercise of stock options	121.4	-	-	121.4
Repurchase of common shares by subsidiary	-	-	(846.5)	(846.5)
Net cash provided by (used in) continuing financing activities	45.4	(169.6)	(1,104.5)	(1,228.7)
Net cash provided by (used in) discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	9.1	9.1

Net increase (decrease) in cash and cash equivalents	4.2	92.2	90.7	187.1
Cash and cash equivalents - beginning of period	1.7	81.6	189.8	273.1
Cash and cash equivalents - end of period	$5.9	$173.8	$280.5	$460.2

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2006

In millions	IR Limited	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(40.2)	$(175.7)	$442.9	$227.0
Net cash provided by (used in) discontinued operating activities	-	39.6	(36.0)	3.6

Cash flows from investing activities:
Capital expenditures	-	(25.3)	(50.5)	(75.8)
Proceeds from sale of property, plant and equipment	-	0.5	0.6	1.1
Acquisitions, net of cash	-	-	(28.5)	(28.5)
Proceeds from business disposition	-	-	-	-
Proceeds from sales and maturities of marketable securities	-	-	155.9	155.9
Other, net	-	-	(1.9)	(1.9)
Net cash provided by (used in) continuing investing activities	-	(24.8)	75.6	50.8
Net cash provided by (used in) discontinued investing activities	-	(3.0)	(21.5)	(24.5)

Cash flows from financing activities:
Net change in debt	38.5	(497.8)	(27.0)	(486.3)
Net inter-company proceeds (payments)	94.6	453.0	(547.6)	-
Dividends (paid) received	(199.2)	7.4	86.8	(105.0)
Proceeds from the exercise of stock options	81.4	-	-	81.4
Repurchase of common shares by subsidiary	-	-	(383.7)	(383.7)
Net cash provided by (used in) continuing financing activities	15.3	(37.4)	(871.5)	(893.6)
Net cash provided by (used in) discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	17.9	17.9

Net increase (decrease) in cash and cash equivalents	(24.9)	(201.3)	(392.6)	(618.8)
Cash and cash equivalents - beginning of period	25.5	207.1	596.3	828.9
Cash and cash equivalents - end of period	$0.6	$5.8	$203.7	$210.1

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Organizational
Ingersoll-Rand Company Limited (we, our or the Company) is a leading innovation and solutions provider with strong brands and leading positions within its markets. Our business segments consist of Climate Control Technologies, Industrial Technologies and Security Technologies. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll Rand®, Schlage® and Thermo King®.

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

To achieve these goals and to become a more diversified company with strong growth prospects, we continue to transform our product portfolio by divesting cyclical, low-growth, and asset-intensive businesses. We continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment and rentals. We also intend to continuously improve the efficiencies, capabilities, and products and services of our high-potential businesses. We expect to use our strong operating cash flow for bolt-on acquisitions, share buybacks, capital expenditures and dividend enhancements.

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

Our revenues for the first six months of 2007 have increased approximately 9% compared with the same period of 2006. Improved markets, new product introductions, product volume, pricing improvements and a favorable currency impact drove this growth. We have been able to increase prices and add surcharges to help mitigate the impact of cost inflation during the quarter. We expect to see continued high material and energy costs during the next year, which we plan to offset by increased productivity and pricing actions. We have generated positive cash flows from operating activities during the first half of 2007 and expect to continue to produce positive operating cash flows for the foreseeable future.

Our major end markets in Europe, Asia Pacific and Latin America experienced significant growth during the second quarter of 2007. This growth helped to offset the on-going weakness in the North American end markets.

Recent Developments

•
On July 29, 2007, the Company agreed to sell its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion. The sale is subject to customary closing conditions and is targeted to close early in the 2007 fourth quarter.

The Compact Equipment business manufactures and sells compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators, and light towers; general-purpose light construction equipment; and attachments. For full-year 2006 these businesses collectively generated approximately $2.6 billion in revenues. The sale includes manufacturing facilities in Gwinner and Bismarck, North Dakota; Carrollton, Georgia; Litchfield, Minnesota; Petersburg, Virginia; Wujiang, China; Dobris, Czech Republic; Lyon and Pontchateau, France; Slane, Ireland; and Tredegar, Wales. The Compact Equipment business employs approximately 5,700 people worldwide.

•
On April 30, 2007, the Company completed its sale of its Road Development business unit to AB Volvo (publ) in all countries except for India, which closed on May 4, 2007, for cash proceeds of approximately $1.3 billion. The Company recorded a gain on sale of $675.7 million (net of tax of $128.6 million).

•
During the six months ended June 30, 2007, the Company repurchased 17.6 million Class A common shares at a cost of $846.5 million. Subsequently, the Company repurchased an additional 7.0 million Class A common shares as of August 3, 2007, at a total cost of $377.3 million. Also on May 14, 2007, the Company’s board of directors expanded the share-repurchase program from $2 billion to $4 billion.

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

•
On July 20, 2007, the Company and its consolidated subsidiaries received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. These adjustments proposed by the IRS, if upheld in their entirety, would result in additional taxes with respect to 2002 of approximately $190 million plus interest, and would require the Company to record additional charges associated with this matter. At this time, the IRS has not yet begun their examination of the Company’s tax filings for years subsequent to 2002. However, if these adjustments or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years.

The Company strongly disagrees with the view of the IRS and intends to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position.

Results of Operations – Three Months Ended June 30, 2007 and 2006

	Three months ended June 30,
Dollar amounts in millions, except per share amounts	2007	% of revenues	2006	% of revenues
Net revenues	$2,224.6		$2,048.0
Cost of goods sold	1,589.7	71.5%	1,463.1	71.5%
Selling and administrative expenses	360.8	16.2%	332.4	16.2%
Operating income	274.1	12.3%	252.5	12.3%
Interest expense	(30.8)		(30.8)
Other income (expense), net	8.6		(6.2)
Earnings before income taxes	251.9		215.5
Provision for income taxes	43.9		18.4
Earnings from continuing operations	208.0		197.1
Discontinued operations, net of tax	756.1		116.4
Net earnings	$964.1		$313.5

Diluted earnings per common share:
Earnings from continuing operations	$0.68		$0.60
Discontinued operations, net of tax	2.49		0.35
Net earnings	$3.17		$0.95

Net Revenues
Net revenues for the second quarter of 2007 increased by 8.6%, or $176.6 million, compared with the same period of 2006, primarily due to higher volumes (4%), improved pricing (2%), a favorable currency impact (2%) and acquisitions. Strong international markets, especially in Europe, Asia Pacific and Latin America, offset continued weakness in the North American markets. The Company also continues to make progress in increasing recurring revenues, which improved by 11% over the second quarter of 2006 and accounted for 19% of net revenues.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue remained consistent in the second quarter of 2007 compared with 2006, as increased sales were offset by higher material costs, due to commodity price increases.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue remained consistent in the second quarter of 2007 compared with the same period of 2006. The increase in sales was offset by additional costs related to acquisitions and investments in new product development of approximately $7 million and increased regulatory and compliance costs of approximately $11 million.

Operating Income
Operating income for the second quarter of 2007 increased by 8.6%, or $21.6 million, compared with the same period of 2006, mainly due to revenue growth, higher productivity and increased pricing partially offset by higher commodity prices and unfavorable product mix.

Interest Expense
Interest expense for the second quarter of 2007 remained consistent with the same period of 2006.

Other Income (Expense), Net
Other income (expense), net includes currency gains and losses, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income (expense), net increased by $14.8 million in the second quarter of 2007 compared with the same period of 2006 due to a favorable currency impact. The increase was mainly due to a favorable currency impact ($16.4 million), partially offset by other miscellaneous expenses ($1.1 million).

Provision for Income Taxes
The Company’s second quarter 2007 effective tax rate was 17.4%, compared with 8.6% in the second quarter of 2006. The rate for the second quarter of 2007 reflects an expected annual rate of 15.1% before discrete items. The rate for the second quarter of 2006 reflects an expected annual rate of 9.2% before discrete items. The increase in the expected annual effective tax rate was mainly due to higher interest costs resulting from our adoption of FIN 48, as well as increased tax costs primarily associated with intercompany cash movements to fund our share repurchase program.

Discontinued Operations
The components of discontinued operations for the three months ended June 30, are as follows:

In millions	2007	2006
Road Development, net of tax	$678.2	$27.7
Compact Equipment, net of tax	81.7	97.3
Other discontinued operations, net of tax	(3.8)	(8.6)
Total discontinued operations, net of tax	$756.1	$116.4

Compact Equipment
As noted in the Recent Developments section, on July 29, 2007, the Company agreed to sell its Compact Equipment business. The Company has accounted for the Compact Equipment business as discontinued operations and has classified the assets and liabilities as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Net revenues and after-tax earnings of Compact Equipment for the three months ended June 30, were as follows:

In millions	2007	2006
Net revenues	$759.8	$765.8
After-tax earnings	81.7	97.3

Road Development Divestiture
On April 30, 2007, the Company completed the sale of its Road Development business unit to AB Volvo (publ) in all countries except for India, which closed on May 4, 2007, for cash proceeds of approximately $1.3 billion. The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines, and construction-related material handling equipment. The Company has accounted for the Road Development business unit as discontinued operations and has classified the assets and liabilities sold to AB Volvo as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Net revenues and after-tax earnings of the Road Development business unit for the three months ended June 30, were:

In millions	2007	2006
Net revenues	$77.2	$228.1
After-tax earnings from operations	$2.5	$27.7
Gain on sale, net of tax of $128.6	675.7	-
Total discontinued operations	$678.2	$27.7

Other Discontinued Operations
The Company also has other retained costs for discontinued operations that mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. The components of other discontinued operations for the three months ended June 30, are as follows:

In millions	2007	2006
Retained costs, net of tax	$(3.9)	$(8.8)
Net gain on disposals, net of tax	0.1	0.2
Total other discontinued operations, net of tax	$(3.8)	$(8.6)

Results of Operations – Six Months Ended June 30, 2007 and 2006

	Six months ended June 30,
Dollar amounts in millions, except per share amounts	2007	% of revenues	2006	% of revenues
Net revenues	$4,200.8		$3,852.7
Cost of goods sold	3,005.6	71.5%	2,763.8	71.7%
Selling and administrative expenses	712.5	17.0%	638.5	16.6%
Operating income	482.7	11.5%	450.4	11.7%
Interest expense	(66.5)		(66.0)
Other income (expense), net	8.5		0.1
Earnings before income taxes	424.7		384.5
Provision for income taxes	60.1		29.9
Earnings from continuing operations	364.6		354.6
Discontinued operations, net of tax	817.0		212.1
Net earnings	$1,181.6		$566.7

Diluted earnings per common share:
Earnings from continuing operations	$1.19		$1.07
Discontinued operations, net of tax	2.66		0.64
Net earnings	$3.85		$1.71

Net Revenues
Net revenues for the first half of 2007 increased by 9.0%, or $348.1 million, compared with the same period of 2006, primarily due to higher volumes (4%), improved pricing (3%), a favorable currency impact (2%) and acquisitions. Strong international markets, especially in Europe, Asia Pacific and Latin America, offset continued weakness in the North American end markets. The Company also continues to make progress in increasing recurring revenues, which increased by 9% over the first half of 2006 and accounted for 18% of net revenues.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue decreased slightly during the first half of 2007 compared with the same period of 2006, as increased sales were partially offset by higher material costs, due to commodity price increases.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue increased during the first half of 2007 compared with the same period of 2006. This increase was mainly due to the year-over-year increase in costs related to acquisitions and investments in new product development of approximately $17 million, increased regulatory and compliance costs of approximately $21 million and a favorable reduction to the Company’s doubtful accounts reserve of $20.5 million that was made in the first quarter of 2006.

Operating Income
Operating income for the first half of 2007 increased by 7.2%, or $32.3 million, compared with the same period of 2006, mainly due to increased revenues, improved pricing and productivity actions, partially offset by higher commodity prices and investments in new product and market development.

Interest Expense
Interest expense for first half of 2007 remained consistent with the same period of 2006.

Other Income (Expense), Net
Other income (expense), net includes currency gains and losses, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income (expense), net increased by $8.4 million in the first half of 2007 compared with the same period of 2006. This increase was mainly due to a favorable currency impact ($22.9 million), partially offset by an adjustment in 2006 to a reserve no longer deemed necessary ($8.7 million).

Provision for Income Taxes
The Company’s effective tax rate for the first half of 2007 was 14.2%, compared with 7.8% in the first half of 2006. The rate for the first half of 2007 reflects an expected annual rate of 15.1% before discrete items. The rate for the first half of 2006 reflects an expected annual rate of 9.2% before discrete items. The increase in the expected annual effective tax rate was mainly due to higher interest costs resulting from our adoption of FIN 48, as well as increased tax costs primarily associated with intercompany cash movements to fund our share repurchase program.

Discontinued Operations
The components of discontinued operations for the six months ended June 30, are as follows:

In millions	2007	2006
Road Development, net of tax	$694.1	$45.1
Compact Equipment, net of tax	142.3	184.8
Other discontinued operations, net of tax	(19.4)	(17.8)
Total discontinued operations, net of tax	$817.0	$212.1

Compact Equipment
As noted in the Recent Developments section, on July 29, 2007, the Company agreed to sell its Compact Equipment business. The Company has accounted for the Compact Equipment business as discontinued operations and has classified the assets and liabilities as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Net revenues and after-tax earnings of Compact Equipment for the six months ended June 30, were as follows:

In millions	2007	2006
Net revenues	$1,452.4	$1,484.9
After-tax earnings	142.3	184.8

Road Development Divestiture
Net revenues and after-tax earnings of the Road Development business unit for the six months ended June 30, were:

In millions	2007	2006
Net revenues	$244.4	$415.3
After-tax earnings from operations	$18.4	$45.1
Gain on sale, net of tax of $128.6	675.7	-
Total discontinued operations	$694.1	$45.1

Other Discontinued Operations
The Company also has other retained costs for discontinued operations that mainly include costs related to postretirement benefits and product and legal costs (mostly asbestos-related) from previously sold businesses. The components of other discontinued operations for the six months ended June 30, are as follows:

In millions	2007	2006
Retained costs, net of tax	$(19.6)	$(18.2)
Net gain on disposals, net of tax	0.2	0.4
Total other discontinued operations, net of tax	$(19.4)	$(17.8)

Review of Business Segments
As a result of the divestiture of the Road Development business unit and the pending sale of Bobcat, Utility Equipment and Attachments business units (see Note 1), the Company realigned its operating and reporting segments to better reflect its market focus. The Company’s Bobcat, Utility Equipment, Attachments and Road Development business units are now being reported as discontinued operations. The Company’s Club Car business unit is now included in the Industrial Technologies segment. Prior year results have been reclassified to conform to this change.

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

	Three months ended June 30,			Six months ended June 30,
Dollar amounts in millions	2007	2006	% change	2007	2006	% change
Net revenues	$846.0	$798.0	6.0%	$1,574.9	$1,481.6	6.3%
Operating income	99.8	88.4	12.9%	169.2	157.6	7.4%
Operating margin	11.8%	11.1%		10.7%	10.6%

Net revenues for the second quarter of 2007 increased by 6.0%, or $48.0 million, compared with the same period of 2006, primarily resulting from a favorable currency impact (3%), higher volumes (2%), and improved pricing. Operating income increased during the second quarter of 2007, primarily due to improved pricing ($12 million) and a favorable currency impact ($3 million). These increases were partially offset by lower productivity ($5 million) and higher net material costs ($4 million). In the second quarter of 2006 operating income was negatively impacted by costs associated with inventory reserves and adjustments ($11 million).

Net revenues for the first half of 2007 increased by 6.3%, or $93.3 million, compared with the same period of 2006, primarily resulting from higher volumes (3%), favorable currency impact (2%) and improved pricing (2%). Operating income increased in the first half of 2007, primarily due to improved pricing ($23 million) and a favorable currency impact ($7 million). These increases were partially offset by lower productivity ($13 million) and higher net material costs ($11 million).

Net revenues grew in the Europe and Asia Pacific regions during the second quarter of 2007, benefiting from strong truck and trailer sales and year-over-year gains in bus and aftermarket parts. These gains were partially offset by reduced sales of sea-going containers and lower activity levels in the North American trailer markets. Worldwide revenues for display cases and contracting increased with revenue growth in all regions.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling, energy generation systems and golf vehicles. The segment includes the Air Solutions, Productivity Solutions and Club Car businesses.

	Three months ended June 30,			Six months ended June 30,
Dollar amounts in millions	2007	2006	% change	2007	2006	% change
Net revenues	$749.9	$667.1	12.4%	$1,417.6	$1,263.4	12.2%
Operating income	109.3	95.5	14.5%	200.9	177.2	13.4%
Operating margin	14.6%	14.3%		14.2%	14.0%

Net revenues for the second quarter of 2007 increased by 12.4%, or $82.8 million, compared with the same period of 2006, mainly resulting from higher volumes (7%), acquisitions (2%), improved pricing (2%) and a favorable currency impact. Operating income for the second quarter of 2007 increased primarily due to improved pricing ($10 million) and higher volumes ($8 million). These improvements were partially offset by higher material costs ($4 million) and investments in new product and market development ($3 million). In the second quarter of 2006, operating income was negatively impacted by a labor dispute in India.

Net revenues for the first half of 2007 increased by 12.2%, or $154.2 million, compared with the same period of 2006, mainly resulting from higher volumes (6%), acquisitions (3%), improved pricing (2%), and a favorable currency impact. Operating income for the first half of 2007 increased primarily due to improved pricing ($22 million) and higher volumes ($11 million), partially offset by investments in new product and market development ($8 million).

Air Solutions revenues increased 19% compared with the second quarter of 2006, mainly driven by favorable worldwide industrial markets for complete air compressors and increased recurring revenues. Productivity Solutions revenues remained consistent with the second quarter 2006, mainly due to growth in the industrial fluid and handling markets outside of North America. This growth was offset by declines in the domestic automotive and large retail markets. Club Car revenues increased 10% compared with the second quarter of 2006, mainly due to growth in recurring revenues, utility and 4x4 vehicles and ongoing market shares gains in a soft golf market.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. The segment includes the Schlage, LCN, CISA and Von Duprin brands.

	Three months ended June 30,			Six months ended June 30,
Dollar amounts in millions	2007	2006	% change	2007	2006	% change
Net revenues	$628.7	$582.9	7.9%	$1,208.3	$1,107.7	9.1%
Operating income	108.3	98.0	10.5%	199.0	177.6	12.0%
Operating margin	17.2%	16.8%		16.5%	16.0%

Net revenues for the second quarter of 2007 increased by 7.9%, or $45.8 million, compared with the same period of 2006, mainly resulting from improved pricing (4%), higher volumes (3%) and a favorable currency impact. Operating income increased in the second quarter of 2006, primarily due to improved pricing ($24 million), partially offset by unfavorable product mix and higher net material costs ($10 million).

Net revenues for the first half of 2007 increased by 9.1%, or $100.6 million, compared with the same period of 2006, mainly resulting from improved pricing (4%), higher volumes and product mix (3%), and a favorable currency impact (2%). Operating income increased in the first half of 2006, primarily due to improved pricing ($44 million), partially offset by unfavorable product mix ($10 million) and higher net material costs ($6 million).

Net revenues grew in all regions during the quarter benefiting from strong worldwide commercial construction markets, especially in schools, universities and health care. Integration revenues of electronic, biometric and mechanical products also increased. Revenues from large customers increased due to the introduction of residential electronic products and new product designs, which helped offset a declining North American residential market.

Liquidity and Capital Resources
The Company generates significant cash flow from operating activities. We believe that we will be able to meet our current and long term liquidity and capital requirements, through our cash flow from operating activities, existing cash and cash equivalents, available borrowings under existing credit facilities, and our ability to obtain future external financing.

Cash Flows

Dollar amounts in millions	June 30, 2007	June 30, 2006
Operating cash flow provided by (used in) continuing operations	$99.1	$227.0
Investing cash flow provided by (used in) continuing operations	1,242.7	50.8
Financing cash flow provided by (used in) continuing operations	(1,228.7)	(893.6)

Operating Activities
Net cash provided by continuing operating activities during the six months ended June 30, 2007, was $99.1 million, compared with $227.0 million during the comparable period in 2006. The change in operating activities is primarily related to larger growth in working capital during the six months ended 2007 than the growth experienced in 2006, partially offset by increased earnings in 2007.

Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2007, was $1,242.7 million, compared with $50.8 million during the comparable period of 2006. The change in investing activities is primarily attributable to net proceeds from the sale of Road Development of $1,291.7 million during the six months ended June 30, 2007. During the six months ended June 30, 2006, proceeds from the sales and maturities of marketable securities of $155.9 million was partially offset by cash used for capital expenditures and acquisitions of $75.8 million and $28.5 million, respectively.

Financing Activities
Net cash used in financing activities during the six months ended June 30, 2007, was $1,228.7 million compared with $893.6 million during the comparable period in 2006. The increase in cash used in financing activities is primarily due to the repurchase of Class A common shares during the first half of 2007 of $846.5 million as compared to $383.7 million during the first half of 2006. In addition, repayment of net short-term borrowings was $383.2 million during the first half of 2007 compared to net short-term borrowings of $20.0 million during the first half of 2006.

Other Liquidity Measures
The following table contains several key measures to gauge the Company’s financial condition and liquidity for the periods ended:

Dollar amounts in millions	June 30, 2007	December 31, 2006
Cash and cash equivalents	$460.2	$273.1
Working capital	2,086.1	1,409.3
Total debt	1,581.2	1,971.5
Total shareholders' equity	5,832.4	5,404.8
Debt-to-total capital ratio	21.1%	26.5%

The Company’s working capital increased $676.8 million during the first half of 2007. The change was primarily due to an increase of $187.1 million in cash and cash equivalents, an increase of $86.2 million in inventory, an increase of $154.1 million in prepaid expenses and deferred income taxes and a decrease of $389.1 million in loans payable and current maturities of long-term debt. These changes were partially offset by a decrease of $459.3 million in assets held for sale.

The Company’s debt levels at June 30, 2007, decreased by $390.3 million from the debt levels at December 31, 2006. This decrease was mainly due to the repayment of $383.2 million of short-term borrowings of which a majority relates to the Company’s commercial paper program.

The Company’s debt-to-total capital ratio decreased from December 31, 2006 to June 30, 2007, primarily due to lower debt levels. The Company traditionally maintains significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. As of June 30, 2007, amounts available under these facilities totaled $2.0 billion.

Days sales outstanding for the first half of 2007 was approximately 65 days, which is consistent with the same period in 2006.

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

All asbestos-related claims resolved to date have been dismissed or settled. For the three and six month periods ended June 30, 2007, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $8 million and $20 million, respectively. With the assistance of independent advisors, the Company performs a thorough analysis, updated periodically, of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

In connection with the disposition of certain businesses and facilities the Company has indemnified the purchasers for the expected cost of remediation of environmental contamination, if any, existing on the date of disposition. Such expected costs are accrued when environmental assessments are made or remedial efforts are probable and the costs can be reasonably estimated.

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. These discussions are ongoing and the Company will continue to cooperate fully with the SEC and DOJ in this matter. In addition, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil For Food transactions undertaken by that subsidiary of the Company. Such transactions have previously been reported to the SEC and DOJ, and the Company will continue to cooperate fully with the Italian authorities in this matter.

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

Management believes there have been no significant changes during the three months ended June 30, 2007, to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except for the accounting for uncertain tax positions as described below.

Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the company recorded additional liabilities, to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million.

The IRS has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principle proposed adjustment relates to the disallowance of certain capital losses. The Company disputes the IRS position and protests have been filed with the IRS Appeals Division. In order to reduce the potential interest expense, the Company expects to make a payment in the third quarter 2007 of approximately $200 million with respect to this matter, which will reduce the Company’s total unrecognized tax position by $140 million.

On July 20, 2007, the Company and its consolidated subsidiaries received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. These adjustments proposed by the IRS, if upheld in their entirety, would result in additional taxes with respect to 2002 of approximately $190 million plus interest, and would require the Company to record additional charges associated with this matter. At this time, the IRS has not yet begun their examination of the Company’s tax filings for years subsequent to 2002. However, if these adjustments or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years.

The Company strongly disagrees with the view of the IRS and intends to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the second quarter of 2007. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2007, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 – Legal Proceedings

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

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. These discussions are ongoing and the Company will continue to cooperate fully with the SEC and DOJ in this matter. In addition, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil For Food transactions undertaken by that subsidiary of the Company. Such transactions have previously been reported to the SEC and DOJ, and the Company will continue to cooperate fully with the Italian authorities in this matter.

See also the discussion under the section titled “Contingencies, Environmental and Asbestos Matters” of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and also Part I, Item 1, Note 11 to the Condensed Consolidated Financial Statements.

Item 1A – Risk Factors

There have been no material changes to our risk factors and uncertainties during the second quarter of 2007, except as noted below. For a discussion of the Risk Factors, refer to Part I, Item 1A, “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

On July 20, 2007, the Company and its consolidated subsidiaries received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. These adjustments proposed by the IRS, if upheld in their entirety, would result in additional taxes with respect to 2002 of approximately $190 million plus interest, and would require the Company to record additional charges associated with this matter. At this time, the IRS has not yet begun their examination of the Company’s tax filings for years subsequent to 2002. However, if these adjustments or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years.

The Company strongly disagrees with the view of the IRS and intends to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its Class A common shares during the second quarter of 2007:

Period	Total number of shares purchased (000's)	Average price paid per share	Total number of shares purchased as part of program (000's)	Approximate dollar value of shares still available to be purchased under the program ($000's)
4/01/2007 - 4/30/2007	3,300.0	$44.36	3,300.0	$1,719,940
5/01/2007 - 5/31/2007	5,195.3	48.26	5,195.3	3,469,135
6/01/2007 - 6/30/2007	6,016.0	52.44	6,016.0	3,153,546
Total	14,511.3		14,511.3

In December 2006, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $2 billion worth of Class A common shares. This program was expanded to $4 billion by the Company’s board of directors on May 14, 2007. Based on market conditions, share repurchases will be made from time to time in the open market and in privately negotiated transactions at the discretion of management. Class A common shares owned by a subsidiary are treated as treasury shares and are recorded at cost.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Shareholders of the Company was held on June 6, 2007. The items voted upon by the Company’s shareholders included nominations to elect seven members of the Company’s board of directors, adoption of the Incentive Plan of 2007, the appointment of independent auditors and a shareholder proposal requiring a shareholder vote on an advisory resolution with respect to executive compensation. The shareholders voted as follows on the following matters:

The elections of each of the following directors to hold office for a one-year term expiring in 2008 were approved by the following votes:

	Votes For	Votes Withheld
G.D. Forsee	248,247,905	21,629,261
P.C. Godsoe	239,371,972	30,505,194
C.J. Horner	248,038,291	21,838,875
T.E. Martin	243,942,272	25,943,894
P. Nachtigal	256,135,401	13,741,765
O.R. Smith	247,688,002	22,189,164
R.J. Swift	255,495,428	14,381,738

The Incentive Plan of 2007 was approved by a vote of 213,329,112 shares voting for, 21,090,889 shares voting against, 2,624,987 shares abstaining and 32,832,178 shares not voting.

The reappointment of the Company’s independent auditors, PricewaterhouseCoopers, was approved by a vote of 264,433,732 shares voting for, 3,608,758 shares voting against, and 1,834,676 shares abstaining.

The shareholder proposal requiring a shareholder vote on an advisory resolution with respect to executive compensation was approved by a vote of 129,456,984 shares voting for, 98,781,870 shares voting against, 8,806,134 shares abstaining and 32,832,178 shares not voting.

Item 6 – Exhibits

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

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: August 8, 2007	/s/ Timothy R. McLevish
Timothy R. McLevish, Senior Vice President
and Chief Financial Officer

Principal Financial Officer

Date: August 8, 2007	/s/ Richard W. Randall
Richard W. Randall, Vice President and
Controller

Principal Accounting Officer