Form 10-Q
period 2007-09-30
INGERSOLL RAND CO LTD
filed 2007-11-02
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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
YES ☐  NO ☒

The number of Class A common shares outstanding as of October 29, 2007 was 272,428,065.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

i

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2007	2006	2007	2006
Net revenues	$2,239.0	$2,038.0	$6,439.8	$5,890.7
Cost of goods sold	1,608.2	1,465.4	4,613.8	4,229.1
Selling and administrative expenses	354.5	303.7	1,067.0	942.2
Operating income	276.3	268.9	759.0	719.4
Interest expense	(33.3)	(31.5)	(99.8)	(97.6)
Other income (expense), net	(7.6)	(2.4)	0.9	(2.4)
Earnings before income taxes	235.4	235.0	660.1	619.4
Provision for income taxes	37.8	34.6	97.9	64.5
Earnings from continuing operations	197.6	200.4	562.2	554.9
Discontinued operations, net of tax	69.0	43.4	886.0	255.7
Net earnings	$266.6	$243.8	$1,448.2	$810.6

Basic earnings per common share:
Continuing operations	$0.70	$0.63	$1.90	$1.71
Discontinued operations	0.24	0.14	2.99	0.79
Net earnings	$0.94	$0.77	$4.89	$2.50

Diluted earnings per common share:
Continuing operations	$0.68	$0.63	$1.87	$1.70
Discontinued operations	0.24	0.13	2.95	0.78
Net earnings	$0.92	$0.76	$4.82	$2.48

Dividends per common share	$0.18	$0.18	$0.54	$0.50

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
In millions	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$438.0	$355.8
Marketable securities	0.7	0.7
Accounts and notes receivable, less allowance of $11.9 in 2007 and $8.3 in 2006	1,705.1	1,481.7
Inventories	923.0	833.1
Prepaid expenses and deferred income taxes	435.6	355.8
Assets held for sale	2,019.6	2,511.3
Total current assets	5,522.0	5,538.4

Property, plant and equipment, net	901.3	868.2
Goodwill	3,936.0	3,837.2
Intangible assets, net	719.5	712.8
Other assets	1,310.5	1,189.9
Total assets	$12,389.3	$12,146.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$772.6	$757.6
Accrued compensation and benefits	333.4	306.4
Accrued expenses and other current liabilities	690.1	794.2
Loans payable and current maturities of long-term debt	1,494.2	1,079.4
Liabilities held for sale	909.1	1,175.5
Total current liabilities	4,199.4	4,113.1

Long-term debt	901.7	905.2
Postemployment and other benefit liabilities	909.4	1,047.1
Other noncurrent liabilities	1,184.3	676.3
Total liabilities	7,194.8	6,741.7

Shareholders' equity:
Class A common shares	273.3	306.8
Retained earnings	4,919.5	5,456.1
Accumulated other comprehensive income (loss)	1.7	(358.1)
Total shareholders' equity	5,194.5	5,404.8
Total liabilities and shareholders' equity	$12,389.3	$12,146.5

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
In millions	2007	2006
Cash flows from operating activities:
Net earnings	$1,448.2	$810.6
Income from discontinued operations, net of tax	(886.0)	(255.7)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	99.0	114.0
Stock settled share-based compensation	25.4	20.3
Changes in other assets and liabilities, net	(269.7)	(48.0)
Other, net	42.6	(65.0)
Net cash provided by (used in) continuing operating activities	459.5	576.2
Net cash provided by (used in) discontinued operating activities	(2.7)	(64.4)

Cash flows from investing activities:
Capital expenditures	(88.5)	(104.8)
Proceeds from sale of property, plant and equipment	10.2	2.9
Acquisitions, net of cash acquired	(26.7)	(49.7)
Proceeds from sales and maturities of marketable securities	0.1	155.6
Proceeds from business disposition, net of cash of $23.4	1,291.7	-
Other, net	31.3	(2.4)
Net cash provided by (used in) continuing investing activities	1,218.1	1.6
Net cash provided by (used in) discontinued investing activities	(50.7)	(34.2)

Cash flows from financing activities:
Increase in short-term borrowings	407.7	464.2
Proceeds from long-term debt	1.6	2.5
Payments of long-term debt	(14.0)	(512.1)
Net change in debt	395.3	(45.4)
Dividends paid	(160.9)	(162.5)
Proceeds from exercise of stock options	147.5	84.2
Repurchase of common shares by subsidiary	(1,940.6)	(994.0)
Net cash provided by (used in) continuing financing activities	(1,558.7)	(1,117.7)
Net cash provided by (used in) discontinued financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	16.7	20.4

Net increase (decrease) in cash and cash equivalents	82.2	(618.1)
Cash and cash equivalents - beginning of period	355.8	876.0
Cash and cash equivalents - end of period	$438.0	$257.9

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial position at September 30, 2007, and results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company or IR-Limited) Annual Report on Form 10-K for the year ended December 31, 2006.

As a result of the divestiture of the Road Development business unit and the pending sale of the Bobcat, Utility Equipment and Attachments business units, the Company realigned its operating and reporting segments to better reflect its market focus.

Note 2 – Divestitures and Discontinued Operations
The components of discontinued operations for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Compact Equipment, net of tax	$84.5	$40.7	$226.7	$225.5
Road Development, net of tax	1.1	12.9	695.2	58.0
Other discontinued operations, net of tax	(16.6)	(10.2)	(35.9)	(27.8)
Total discontinued operations, net of tax	$69.0	$43.4	$886.0	$255.7

Sale of Compact Equipment Business
On July 29, 2007, the Company agreed to sell its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion. Net after-tax proceeds from the sale are expected to approximate $3.7 billion. The sale is subject to required regulatory and contractual closing conditions and is targeted to close late in the fourth quarter of 2007.

The Compact Equipment business manufactures and sells compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company has accounted for the Compact Equipment business as discontinued operations and has classified the assets and liabilities as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Net revenues and after-tax earnings of the Compact Equipment business for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Net revenues	$709.7	$564.8	$2,162.1	$2,049.6
After-tax earnings from operations	84.5	40.7	226.7	225.5

Assets and liabilities recorded as held for sale on the condensed consolidated balance sheet were as follows:

	September 30,	December 31,
In millions	2007	2006
Assets
Current assets	$822.6	$751.8
Property, plant and equipment, net	309.5	263.1
Goodwill and other intangible assets, net	689.0	691.3
Other assets and deferred income taxes	198.5	203.2
Assets held for sale	$2,019.6	$1,909.4

Liabilities
Current liabilities	$466.8	$557.8
Noncurrent liabilities	442.3	430.4
Liabilities held for sale	$909.1	$988.2

In connection with sale of Compact Equipment, Clark Equipment Company, a wholly owned subsidiary of the Company, completed a tender offer repurchasing $46 million of its Medium Term Notes on October 24, 2007.

Road Development Divestiture
On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007 in all countries except for India, which closed on May 4, 2007.

The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. The Company has accounted for the Road Development business unit as discontinued operations and has classified the assets and liabilities sold to AB Volvo as held for sale for all periods presented in accordance with SFAS 144.

Net revenues and after-tax earnings of the Road Development business unit for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Net revenues	$4.3	$163.2	$248.7	$578.6

After-tax earnings from operations	$0.2	$12.9	$18.6	$58.0
Gain on sale, net of tax of $128.6	0.9	-	676.6	-
Total discontinued operations, net of tax	$1.1	$12.9	$695.2	$58.0

Assets and liabilities recorded as held for sale on the condensed consolidated balance sheet were as follows:

December 31,
In millions	2006
Assets
Current assets	$317.6
Property, plant and equipment, net	145.0
Goodwill and other intangible assets, net	99.8
Other assets and deferred income taxes	39.5
Assets held for sale	$601.9

Liabilities
Current liabilities	$118.9
Noncurrent liabilities	68.4
Liabilities held for sale	$187.3

Other Discontinued Operations
The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Retained costs, net of tax	$(16.7)	$(10.4)	$(36.3)	$(28.5)
Net gain on disposals, net of tax	0.1	0.2	0.4	0.7
Total discontinued operations, net of tax	$(16.6)	$(10.2)	$(35.9)	$(27.8)

Note 3 – Restructuring Activities
During the third quarter of 2007, the Company initiated restructuring actions relating to ongoing cost reduction efforts. These actions include both workforce reductions as well as the consolidation of manufacturing facilities, primarily in the Company’s Climate Control Technology segment in Europe.

Restructuring charges recorded during the three and nine months ended September 30, 2007 were as follows:

In millions	2007
Employee related	$14.0
Facility related	0.3
Total	$14.3

The changes in the restructuring reserve were as follows:

	Employee	Facility
In millions	related	related	Total
Balance at December 31, 2006	$-	$-	$-
Additions	14.0	0.3	14.3
Cash and non-cash uses	(0.6)	-	(0.6)
Translation	0.5	-	0.5
Balance at September 30, 2007	$13.9	$0.3	$14.2

Note 4 – Inventories
Inventories are stated at the lower of cost or market. Most U.S. manufactured inventories, excluding the Climate Control Technologies segment, are valued on the last-in, first-out (LIFO) method. All other inventories are valued using the first-in, first-out (FIFO) method. The composition of inventories was as follows:

	September 30,	December 31,
In millions	2007	2006
Raw materials and supplies	$373.3	$353.8
Work-in-process	192.3	186.3
Finished goods	455.9	401.3
	1,021.5	941.4
LIFO reserve	(98.5)	(108.3)
Total	$923.0	$833.1

Note 5 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

	Climate
	Control	Industrial	Security
In millions	Technologies	Technologies	Technologies	Total
Balance at December 31, 2006	$2,545.1	$341.2	$950.9	$3,837.2
Acquisitions and adjustments*	-	23.5	(16.6)	6.9
Translation	44.6	5.4	41.9	91.9
Balance at September 30, 2007	$2,589.7	$370.1	$976.2	$3,936.0
* Includes current year adjustments related to final purchase price allocation adjustments and finalization of consideration paid.

The Company initially records to goodwill the excess of the purchase price over the preliminary fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, the Company records any required adjustments to goodwill.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	September 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization
Customer relationships	$497.9	$83.2	$489.6	$71.8
Trademarks	110.6	13.8	102.6	9.8
Patents	37.7	20.3	30.5	18.2
Other	49.9	26.9	48.9	23.7
Total amortizable intangible assets	696.1	144.2	671.6	123.5
Indefinite-lived intangible assets	167.6	-	164.7	-
Total	$863.7	$144.2	$836.3	$123.5

Intangible asset amortization expense for the three months ended September 30, 2007 and 2006 was $6.2 million and $6.1 million, respectively. Intangible asset amortization expense for the nine months ended September 30, 2007 and 2006 was $18.4 million and $18.6 million, respectively. Estimated intangible asset amortization expense for each of the next five years is expected to approximate $25 million.

Note 6 – Postretirement Benefits Other Than Pensions
The Company sponsors several postretirement plans that cover certain eligible employees. These plans provide for health care benefits and, in some instances, life insurance benefits. Postretirement health plans generally are contributory and contributions are adjusted annually. Life insurance plans for retirees are primarily noncontributory. The Company funds the postretirement benefit costs principally on a pay-as-you-go basis. The components of net periodic postretirement benefits cost for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Service cost	$3.0	$3.5	$9.2	$8.9
Interest cost	13.9	14.1	42.0	41.3
Net amortization of prior service gains	(1.0)	(1.0)	(3.1)	(3.0)
Net amortization of net actuarial losses	4.4	3.1	13.9	12.3
Net periodic postretirement benefits cost	20.3	19.7	62.0	59.5
Curtailment and settlement gains	(2.9)	-	(26.3)	-
Net periodic postretirement benefit costs after curtailment and settlement gains	$17.4	$19.7	$35.7	$59.5

Amounts recorded in continuing operations	$6.7	$5.8	$20.3	$19.3
Amounts recorded in discontinued operations	10.7	13.9	15.4	40.2
Total	$17.4	$19.7	$35.7	$59.5

The curtailment and settlement gains in 2007 are associated with the sale of the Road Development business unit on April 30, 2007. In addition, the Company’s U.S. postretirement plan was remeasured as of the sale date, resulting in an increase to the discount rate assumption from 5.50% to 5.75%.

Note 7 – Pension Plans
The Company sponsors several noncontributory pension plans that cover substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a modest final average pay formula. The Company’s U.S. collectively bargained pension plans provide benefits primarily based on a flat benefit formula. Non-U.S. plans provide benefits primarily based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees. The components of the Company’s pension-related costs for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Service cost	$10.4	$12.0	$39.6	$40.8
Interest cost	41.7	40.2	124.3	120.4
Expected return on plan assets	(57.5)	(55.2)	(173.4)	(163.8)
Net amortization of:
Prior service costs	2.3	2.9	7.0	7.1
Transition amount	0.2	0.2	0.6	0.6
Plan net actuarial losses	2.9	5.7	10.8	19.0
Net periodic pension cost	-	5.8	8.9	24.1
Curtailment and settlement (gains) losses	(3.6)	0.1	20.7	0.1
Net periodic pension costs after curtailment and settlement (gains) losses	$(3.6)	$5.9	$29.6	$24.2

Amounts recorded in continuing operations	$1.8	$7.4	$16.8	$27.5
Amounts recorded in discontinued operations	(5.4)	(1.5)	12.8	(3.3)
Total	$(3.6)	$5.9	$29.6	$24.2

The Company made employer contributions of $18.1 million and $22.0 million to its pension plans during the nine months ended September 30, 2007 and 2006, respectively.

The curtailment and settlement losses for the nine months ended September 30, 2007 are associated with the sale of the Road Development business unit on April 30, 2007. In addition, certain of the Company’s pension plans were remeasured as of the sale date, resulting in an increase to the discount rate assumption from 5.50% to 5.75% in the U.S. and from 5.00% to 5.50% in the U.K.

Note 8 – Share-Based Compensation
Stock Options
The average fair value of the stock options granted for the nine months ended September 30, 2007 and 2006 was estimated to be $11.06 per share and $10.42 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2007	2006
Dividend yield	1.75%	1.49%
Volatility	26.10%	27.70%
Risk-free rate of return	4.71%	4.47%
Expected life	4.70 years	4.42 years

The fair value of each of the Company’s stock option awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period of the options. For options granted to retirement eligible employees, the Company recognizes expense for the fair value of the options at the grant date. Expected volatility is based on the historical volatility from traded options on the Company’s stock. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected life of the award. The Company uses historical data to estimate forfeitures within its valuation model. The Company’s expected life of the stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Changes in the options outstanding under the plans for the nine months ended September 30, 2007 were as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2006	19,164,942	$31.53
Granted	3,372,225	43.29
Exercised	(4,973,109)	29.68
Cancelled	(386,714)	40.83
Outstanding September 30, 2007	17,177,344	$34.16	$348.9	6.3
Exercisable September 30, 2007	10,758,152	$29.97	$263.6	5.2

SARs
SARs generally vest ratably over a three-year period from the date of grant and expire at the end of ten years. Effective August 2, 2006, all exercised SARs will be settled in the Company’s Class A common shares. Previously, exercised SARs were paid in cash.

The following table summarizes the information for currently outstanding SARs for the nine months ended September 30, 2007:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2006	1,693,754	$33.11
Granted*	-	-
Exercised	(413,097)	30.84
Cancelled	(39,678)	34.66
Outstanding September 30, 2007	1,240,979	$33.78	$25.7	6.3
Exercisable September 30, 2007	849,324	$31.32	$19.7	5.7
* As of the end of 2006, the Company no longer expects to grant SARs.

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares. For performance year 2006 the award was paid in cash. On April 17, 2007, and effective for the performance year 2007, the Compensation Committee of the Board of Directors of the Company approved a revision to the PSP program such that all PSP awards will be paid in Class A common shares rather than in cash and, except for retirement-eligible employees, all of those shares normally vest one year after the date of grant. As a result of these changes, a larger portion of the Company’s executive compensation program will be directly linked to the performance of the Company’s Class A common shares, thus further aligning the interests of executives with those of the Company’s shareholders.

Deferred Compensation
The Company allows key employees and non-employee directors to defer a portion of their eligible compensation into a number of investment choices, including Class A common share equivalents. Effective August 2, 2006, the Company eliminated the provision in the deferred compensation plans making plan participants eligible to receive a 20% supplemental amount on deferrals in the Company's Class A common share equivalents. In addition, the Company vested the previously awarded, but unvested, portions of the 20% supplemental amount awarded under the deferred compensation plans.

Effective August 1, 2007, the deferred compensation plans were amended to provide that any amounts invested in the Class A common share equivalents will be settled in Class A common shares at the time of distribution. Previously, these amounts were settled in cash.

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

The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. Effective August 2, 2006, all stock grants are settled with the Company’s Class A common shares rather than cash.

Compensation Expense
Share-based compensation expense is included in selling and administrative expenses. The following table summarizes the expenses recognized for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Stock options	$5.0	$2.2	$20.7	$13.7
SARs	-	(1.3)	0.5	4.8
Performance shares	2.4	1.1	8.2	10.2
Deferred compensation	(0.3)	(6.8)	2.2	(1.1)
Other	0.2	(1.6)	0.5	(0.8)
Pre-tax expense (income)	7.3	(6.4)	32.1	26.8
Tax (benefit) expense	(2.8)	2.4	(12.3)	(10.3)
After tax expense (income)	$4.5	$(4.0)	$19.8	$16.5

In August 2006, the Company entered into two total return swaps (the Swaps) which were derivative instruments used to hedge the Company's exposure to changes in its share-based compensation expense. The aggregate notional amount of the Swaps was approximately $52.6 million. On June 11, 2007, the Company terminated a portion of the Swaps for net cash proceeds of $3.8 million. The Company settled the remaining portion of the Swaps on August 6, 2007, for net cash proceeds of $13.8 million. For the three and nine months ended September 30, 2007, the Company recorded a loss of $5.1 million and a gain of $15.5 million, respectively, associated with the Swaps. For the three and nine months ended September 30, 2006, the Company recorded a gain of $0.5 million, associated with the Swaps. The gains and losses associated with the Swaps are recorded within selling and administrative expenses.

On June 6, 2007, the shareholders of the Company approved the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. The total number of shares authorized by the shareholders is 14.0 million, of which 13.9 million remains available for future incentive awards.

Note 9 – Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the company recorded additional liabilities to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million.

The Company has total unrecognized tax benefits of $457.0 million as of January 1, 2007. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $394.9 million as of January 1, 2007.

The Company records interest and penalties associated with the uncertain tax positions within its provision for income taxes on its income statement. As of January 1, 2007, the Company had reserves totaling $88.0 million associated with interest and penalties, net of tax. For the three and nine months ended September 30, 2007, the Company recognized $5.2 million and $13.0 million, respectively, in interest and penalties net of tax related to these uncertain tax positions.

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

The Internal Revenue Service (IRS) has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principle proposed adjustment relates to the disallowance of certain capital losses. The Company disputes the IRS position and protests have been filed with the IRS Appeals Division. In order to reduce the potential interest expense associated with this matter, the Company made a payment of $217 million in the third quarter of 2007, which reduced the Company’s total liability for uncertain tax positions by $141 million. The issues raised by the IRS associated with this payment are not related to the Company's reorganization in Bermuda, or the Company's intercompany debt structure.

On July 20, 2007, the Company and its consolidated subsidiaries received a notice from the IRS containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. These adjustments proposed by the IRS, if upheld in their entirety, would result in additional taxes with respect to 2002 of approximately $190 million plus interest, and would require the Company to record additional charges associated with this matter. At this time, the IRS has not yet begun their examination of the Company’s tax filings for years subsequent to 2002. However, if these adjustments or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years.

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. Going forward, the Company intends to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position.

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

Note 10 – Comprehensive Income
The components of comprehensive income for the three and nine months ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Net earnings	$266.6	$243.8	$1,448.2	$810.6
Other comprehensive income (loss):
Foreign currency translation adjustment	153.8	23.4	221.6	159.2
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	0.7	1.4	(5.1)	(5.9)
Unrealized gain (loss) on marketable securities, net of tax	(1.1)	(3.5)	(0.8)	(3.8)
Pension and other postretirement benefits liability adjustment, net of tax	1.9	-	144.1	-
Comprehensive income	$421.9	$265.1	$1,808.0	$960.1

Included in accumulated other comprehensive income at September 30, 2007 are unrealized losses of $6.8 million related to the fair value of currency and commodity derivatives and unrealized losses of $8.8 million related to interest rate locks, all of which qualified as cash flow hedges. The amounts expected to be reclassified to earnings over the next twelve months are $6.8 million and $0.9 million, respectively. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions.

Note 11 – Weighted-Average Common Shares
Basic earnings per share is computed by dividing net earnings by the weighted-average number of Class A common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of Class A common shares outstanding as well as potentially dilutive common shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table summarizes the weighted-average number of Class A common shares outstanding for basic and diluted earnings per share calculations:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Weighted-average number of basic shares	283.4	317.2	296.2	323.9
Shares issuable under incentive stock plans	5.4	2.7	4.3	3.3
Weighted-average number of diluted shares	288.8	319.9	300.5	327.2
Anti-dilutive shares	0.1	9.1	0.3	-

Note 12 – Commitments and Contingencies
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

Environmental Matters
Environmental remediation costs are determined on a site-by-site basis and accruals are made when it is probable a liability exists and the cost can be reasonably estimated. The Company estimates the amount of recurring and non-recurring costs at each site using internal and external experts. In arriving at cost estimates, the following factors are considered: the type of contaminant, the stage of the clean up, applicable law and existing technology. These estimates, and the resultant accruals, are reviewed and updated quarterly to reflect changes in facts and law. The Company does not discount its liability or assume any insurance recoveries when environmental liabilities are recorded.

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

Asbestos
Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against Ingersoll-Rand Company (IR-New Jersey) and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets purchased from third-party suppliers.

All asbestos-related claims resolved to date have been dismissed or settled. For the three and nine month periods ended September 30, 2007, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $7 million and $27 million, respectively. Updated periodically with the assistance of independent advisors, the Company performs a thorough analysis of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

Other
As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company will pay a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement with the DOJ. Under both settlements, the Company will implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures. In a related matter, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil for Food transactions undertaken by that subsidiary of the Company. Such transactions have previously been reported to the SEC and DOJ, and the Company will continue to cooperate fully with the Italian authorities in this matter.

The Company sells products on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $25.9 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred related to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

The Company remains contingently liable for approximately $13.8 million relating to performance bonds associated with the prior sale of products of Ingersoll-Dresser Pump Company (IDP), which the Company divested in 2000. The acquirer of IDP is the primary obligor under these performance bonds. However, should the acquirer default under these arrangements, the Company would be required to satisfy these financial obligations. The obligation extends through 2008.

The following table represents the changes in the product warranty liability for the nine months ended September 30, respectively:

In millions	2007	2006
Balance at beginning of period	$137.1	$135.2
Reductions for payments	(53.9)	(43.2)
Accruals for warranties issued during the period	61.0	47.1
Changes to accruals related to preexisting warranties	(2.0)	(2.9)
Acquisitions	-	0.3
Translation	4.1	2.5
Balance at end of period	$146.3	$139.0

Note 13 – Business Segment Information
The Company classifies its business into three reportable segments based on industry and market focus: Climate Control Technologies, Industrial Technologies and Security Technologies.

As a result of the divestiture of the Road Development business unit and the pending sale of Compact Equipment (see Note 2), the Company realigned its operating and reporting segments to better reflect its market focus. The Bobcat, Utility Equipment, Attachments and Road Development business units are now being reported as discontinued operations. The Company’s Club Car business unit is now included in the Industrial Technologies segment. Prior year results have been reclassified to conform to this change. A summary of operations by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2007	2006	2007	2006
Net revenues
Climate Control Technologies	$882.1	$825.6	$2,457.0	$2,307.2
Industrial Technologies	701.5	622.9	2,119.1	1,886.3
Security Technologies	655.4	589.5	1,863.7	1,697.2
Total	$2,239.0	$2,038.0	$6,439.8	$5,890.7

Operating income
Climate Control Technologies	$100.1	$103.7	$269.2	$261.3
Industrial Technologies	93.4	79.8	294.4	257.0
Security Technologies	112.8	105.0	311.8	282.6
Unallocated corporate expense	(30.0)	(19.6)	(116.4)	(81.5)
Total	$276.3	$268.9	$759.0	$719.4

Long-lived assets by geographic area were as follows:

	September 30,	December 31,
In millions	2007	2006
United States	$533.1	$504.3
Non-U.S.	920.0	911.9
Total	$1,453.1	$1,416.2

Note 14 – IR-New Jersey
IR-Limited has guaranteed all of the issued public debt securities of IR-New Jersey. The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited; the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities. The following condensed consolidating financial information for IR-Limited, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the SEC.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting. Inter-company investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by inter-company dividends.

Condensed Consolidating Income Statement
For the three months ended September 30, 2007

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$235.1	$2,003.9	$-	$2,239.0
Cost of goods sold	-	161.4	1,446.8	-	1,608.2
Selling and administrative expenses	7.5	70.5	276.5	-	354.5
Operating income	(7.5)	3.2	280.6	-	276.3
Equity earnings in affiliates (net of tax)	300.5	169.3	89.6	(559.4)	-
Interest expense	(9.1)	(17.6)	(6.6)	-	(33.3)
Intercompany interest and fees	(14.5)	(119.4)	133.9	-	-
Other income (expense), net	(2.8)	23.5	(28.3)	-	(7.6)
Earnings (loss) before income taxes	266.6	59.0	469.2	(559.4)	235.4
(Benefit) provision for income taxes	-	(31.9)	69.7	-	37.8
Earnings (loss) from continuing operations	266.6	90.9	399.5	(559.4)	197.6
Discontinued operations, net of tax	-	(1.3)	70.3	-	69.0
Net earnings (loss)	$266.6	$89.6	$469.8	$(559.4)	$266.6

Condensed Consolidating Income Statement
For the nine months ended September 30, 2007

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$694.1	$5,745.7	$-	$6,439.8
Cost of goods sold	-	481.4	4,132.4	-	4,613.8
Selling and administrative expenses	23.5	232.4	811.1	-	1,067.0
Operating income	(23.5)	(19.7)	802.2	-	759.0
Equity earnings in affiliates (net of tax)	1,543.6	392.1	438.4	(2,374.1)	-
Interest expense	(26.7)	(52.6)	(20.5)	-	(99.8)
Intercompany interest and fees	(39.9)	(355.5)	395.4	-	-
Other income (expense), net	(5.3)	46.5	(40.3)	-	0.9
Earnings (loss) before income taxes	1,448.2	10.8	1,575.2	(2,374.1)	660.1
(Benefit) provision for income taxes	-	(101.0)	198.9	-	97.9
Earnings (loss) from continuing operations	1,448.2	111.8	1,376.3	(2,374.1)	562.2
Discontinued operations, net of tax	-	326.6	559.4	-	886.0
Net earnings (loss)	$1,448.2	$438.4	$1,935.7	$(2,374.1)	$1,448.2

Condensed Consolidating Income Statement
For the three months ended September 30, 2006

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$231.2	$1,806.8	$-	$2,038.0
Cost of goods sold	-	164.9	1,300.5	-	1,465.4
Selling and administrative expenses	2.2	55.6	245.9	-	303.7
Operating income	(2.2)	10.7	260.4	-	268.9
Equity earnings in affiliates (net of tax)	265.0	127.2	63.0	(455.2)	-
Interest expense	(8.8)	(16.2)	(6.5)	-	(31.5)
Intercompany interest and fees	(8.2)	(121.9)	130.1	-	-
Other income (expense), net	(2.0)	34.0	(34.4)	-	(2.4)
Earnings (loss) before income taxes	243.8	33.8	412.6	(455.2)	235.0
(Benefit) provision for income taxes	-	(28.1)	62.7	-	34.6
Earnings (loss) from continuing operations	243.8	61.9	349.9	(455.2)	200.4
Discontinued operations, net of tax	-	1.1	42.3	-	43.4
Net earnings (loss)	$243.8	$63.0	$392.2	$(455.2)	$243.8

Condensed Consolidating Income Statement
For the nine months ended September 30, 2006

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$685.0	$5,205.7	$-	$5,890.7
Cost of goods sold	-	495.7	3,733.4	-	4,229.1
Selling and administrative expenses	13.8	189.4	739.0	-	942.2
Operating income	(13.8)	(0.1)	733.3	-	719.4
Equity earnings in affiliates (net of tax)	870.9	445.2	127.6	(1,443.7)	-
Interest expense	(17.2)	(61.8)	(18.6)	-	(97.6)
Intercompany interest and fees	(26.8)	(477.6)	504.4	-	-
Other income (expense), net	(2.5)	57.0	(56.9)	-	(2.4)
Earnings (loss) before income taxes	810.6	(37.3)	1,289.8	(1,443.7)	619.4
(Benefit) provision for income taxes	-	(150.7)	215.2	-	64.5
Earnings (loss) from continuing operations	810.6	113.4	1,074.6	(1,443.7)	554.9
Discontinued operations, net of tax	-	14.2	241.5	-	255.7
Net earnings (loss)	$810.6	$127.6	$1,316.1	$(1,443.7)	$810.6

Condensed Consolidating Balance Sheet
September 30, 2007

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$0.1	$67.4	$370.5	$-	$438.0
Marketable securities	-	-	0.7	-	0.7
Accounts and notes receivable, net	3.3	207.3	1,494.5	-	1,705.1
Inventories, net	-	110.1	812.9	-	923.0
Prepaid expenses and deferred income taxes	4.2	468.9	(37.5)	-	435.6
Assets held for sale	-	223.0	1,796.6	-	2,019.6
Accounts and notes receivable affiliates	1,242.2	2,859.4	28,575.3	(32,676.9)	-
Total current assets	1,249.8	3,936.1	33,013.0	(32,676.9)	5,522.0

Investment in affiliates	7,183.4	12,101.3	31,053.3	(50,338.0)	-
Property, plant and equipment, net	-	163.6	737.7	-	901.3
Intangible assets, net	-	79.2	4,576.3	-	4,655.5
Other assets	1.5	1,239.4	69.6	-	1,310.5
Total assets	$8,434.7	$17,519.6	$69,449.9	$(83,014.9)	$12,389.3

Current liabilities:
Accounts payable and accruals	$10.3	$296.1	$1,489.7	$-	$1,796.1
Current maturities of long-term debt and loans payable	783.2	589.1	121.9	-	1,494.2
Liabilities held for sale	-	426.2	482.9	-	909.1
Accounts and note payable affiliates	990.0	6,898.0	24,788.9	(32,676.9)	-
Total current liabilities	1,783.5	8,209.4	26,883.4	(32,676.9)	4,199.4

Long-term debt	299.1	410.7	191.9	-	901.7
Note payable affiliate	950.0	2,697.4	-	(3,647.4)	-
Other noncurrent liabilities	207.6	1,786.8	99.3	-	2,093.7
Total liabilities	3,240.2	13,104.3	27,174.6	(36,324.3)	7,194.8

Shareholders' equity:
Class A common shares	369.6	-	(96.3)	-	273.3
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	8,645.0	5,277.0	43,472.1	(52,474.6)	4,919.5
Accumulated other comprehensive income (loss)	323.1	(442.4)	380.6	(259.6)	1.7
	9,608.3	4,834.6	46,119.2	(55,367.6)	5,194.5
Less: Contra account	(4,413.8)	(419.3)	(3,843.9)	8,677.0	-
Total shareholders' equity	5,194.5	4,415.3	42,275.3	(46,690.6)	5,194.5
Total liabilities and equity	$8,434.7	$17,519.6	$69,449.9	$(83,014.9)	$12,389.3

Condensed Consolidating Balance Sheet
December 31, 2006

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$1.7	$81.6	$272.5	$-	$355.8
Marketable securities	-	-	0.7	-	0.7
Accounts and notes receivable, net	0.3	177.6	1,303.8	-	1,481.7
Inventories, net	-	92.5	740.6	-	833.1
Prepaid expenses and deferred income taxes	0.4	374.9	(19.5)	-	355.8
Assets held for sale	-	500.1	2,011.2	-	2,511.3
Accounts and notes receivable affiliates	921.4	2,662.1	26,537.6	(30,121.1)	-
Total current assets	923.8	3,888.8	30,846.9	(30,121.1)	5,538.4

Investment in affiliates	7,130.9	11,565.2	31,003.2	(49,699.3)	-
Property, plant and equipment, net	-	170.0	698.2	-	868.2
Intangible assets, net	-	78.4	4,471.6	-	4,550.0
Other assets	1.7	1,129.8	58.4	-	1,189.9
Total assets	$8,056.4	$16,832.2	$67,078.3	$(79,820.4)	$12,146.5

Current liabilities:
Accounts payable and accruals	$6.3	$361.3	$1,490.6	$-	$1,858.2
Current maturities of long-term debt and loans payable	378.0	596.8	104.6	-	1,079.4
Liabilities held for sale	-	536.4	639.1	-	1,175.5
Accounts and note payable affiliates	779.0	7,035.7	22,306.4	(30,121.1)	-
Total current liabilities	1,163.3	8,530.2	24,540.7	(30,121.1)	4,113.1

Long-term debt	299.0	411.3	194.9	-	905.2
Note payable affiliate	950.0	2,697.4	-	(3,647.4)	-
Other noncurrent liabilities	239.3	1,437.5	46.6	-	1,723.4
Total liabilities	2,651.6	13,076.4	24,782.2	(33,768.5)	6,741.7

Shareholders' equity:
Class A common shares	364.5	-	(57.7)	-	306.8
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,403.3	4,815.3	43,950.7	(52,713.2)	5,456.1
Accumulated other comprehensive income (loss)	(36.4)	(627.9)	205.7	100.5	(358.1)
	10,002.0	4,187.4	46,461.5	(55,246.1)	5,404.8
Less: Contra account	(4,597.2)	(431.6)	(4,165.4)	9,194.2	-
Total shareholders' equity	5,404.8	3,755.8	42,296.1	(46,051.9)	5,404.8
Total liabilities and equity	$8,056.4	$16,832.2	$67,078.3	$(79,820.4)	$12,146.5

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2007

In millions	IR Limited	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(68.9)	$(310.9)	$839.3	$459.5
Net cash provided by (used in) discontinued operating activities	-	(18.2)	15.5	(2.7)

Cash flows from investing activities:
Capital expenditures	-	(17.3)	(71.2)	(88.5)
Proceeds from sale of property, plant and equipment	-	3.2	7.0	10.2
Acquisitions, net of cash	-	(0.6)	(26.1)	(26.7)
Proceeds from business disposition, net of cash of $23.4	-	630.1	661.6	1,291.7
Proceeds from sales and maturities of marketable securities	-	-	0.1	0.1
Other, net	-	3.5	27.8	31.3
Net cash provided by (used in) continuing investing activities	-	618.9	599.2	1,218.1
Net cash provided by (used in) discontinued investing activities	-	(4.2)	(46.5)	(50.7)

Cash flows from financing activities:
Net change in debt	405.2	(8.4)	(1.5)	395.3
Net inter-company proceeds (payments)	(141.1)	(303.7)	444.8	-
Dividends (paid) received	(344.3)	12.3	171.1	(160.9)
Proceeds from the exercise of stock options	147.5	-	-	147.5
Repurchase of common shares by subsidiary	-	-	(1,940.6)	(1,940.6)
Net cash provided by (used in) continuing financing activities	67.3	(299.8)	(1,326.2)	(1,558.7)
Net cash provided by (used in) discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	16.7	16.7

Net increase (decrease) in cash and cash equivalents	(1.6)	(14.2)	98.0	82.2
Cash and cash equivalents - beginning of period	1.7	81.6	272.5	355.8
Cash and cash equivalents - end of period	$0.1	$67.4	$370.5	$438.0

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2006

In millions	IR Limited	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(64.8)	$(250.7)	$891.7	$576.2
Net cash provided by (used in) discontinued operating activities	-	37.1	(101.5)	(64.4)

Cash flows from investing activities:
Capital expenditures	-	(35.6)	(69.2)	(104.8)
Proceeds from sale of property, plant and equipment	-	0.9	2.0	2.9
Acquisitions, net of cash	-	(11.8)	(37.9)	(49.7)
Proceeds from business disposition	-	-	-	-
Proceeds from sales and maturities of marketable securities	-	-	155.6	155.6
Other, net	-	-	(2.4)	(2.4)
Net cash provided by (used in) continuing investing activities	-	(46.5)	48.1	1.6
Net cash provided by (used in) discontinued investing activities	-	(5.0)	(29.2)	(34.2)

Cash flows from financing activities:
Net change in debt	485.0	(499.6)	(30.8)	(45.4)
Net inter-company proceeds (payments)	(224.5)	574.7	(350.2)	-
Dividends (paid) received	(305.4)	11.5	131.4	(162.5)
Proceeds from the exercise of stock options	84.2	-	-	84.2
Repurchase of common shares by subsidiary	-	-	(994.0)	(994.0)
Net cash provided by (used in) continuing financing activities	39.3	86.6	(1,243.6)	(1,117.7)
Net cash provided by (used in) discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	20.4	20.4

Net increase (decrease) in cash and cash equivalents	(25.5)	(178.5)	(414.1)	(618.1)
Cash and cash equivalents - beginning of period	25.5	207.1	643.4	876.0
Cash and cash equivalents - end of period	$-	$28.6	$229.3	$257.9

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q and under Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

We seek to drive shareholder value by achieving:

•	Dramatic Growth, by developing innovative products and solutions that improve our customers’ operations, expanding highly profitable recurring revenues and executing bolt-on acquisitions;

•	Operational Excellence, by fostering a lean culture of continuous improvement and cost control; and

•	Dual Citizenship, by encouraging our employees’ active collaboration with colleagues across business units and geographic regions to achieve superior business results.

To achieve these goals and to become a more diversified company with strong growth prospects, we continue to transform our product portfolio by divesting cyclical, low-growth and asset-intensive businesses. We continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment and rentals. We also intend to continuously improve the efficiencies, capabilities, products and services of our high-potential businesses.

Trends and Economic Events
We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. However, due to our geographic and industry diversity, as well as the diversity of our product sales and services, the impact of any one industry or the economy of any single country on the consolidated operating results is limited. Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. The Company monitors key competitors and customers to gauge relative performance and the outlook for the future. In addition, our order rates are indicative of future revenue and thus a key measure of anticipated performance. In those industries where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

Our revenues from continuing operations for the first nine months of 2007 have increased approximately 9% compared with the same period of 2006. Strong international markets, new product introductions, increased recurring revenue, higher volumes, pricing improvements and a favorable currency impact drove this growth. Our major end markets in Europe, Asia Pacific and Latin America experienced significant growth during 2007. This growth helped to drive revenue increases in all three operating segments of the Company. We have also been able to increase prices and add surcharges to help mitigate the impact of cost inflation during the year. We expect to see continued high material and energy costs during the rest of the year, which we are striving to offset by increased productivity and pricing actions. We have generated positive cash flows from operating activities during the first nine months of 2007 and expect to continue to produce positive operating cash flows for the foreseeable future.

Recent Developments
•
On July 29, 2007, the Company agreed to sell its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion. Net after-tax proceeds from the sale are expected to approximate $3.7 billion. The sale is subject to required regulatory and contractual closing conditions and is targeted to close late in the fourth quarter of 2007.

•
On April 30, 2007, the Company completed its sale of its Road Development business unit to AB Volvo (publ) in all countries except for India, which closed on May 4, 2007, for cash proceeds of approximately $1.3 billion. The Company recorded a gain on sale of $676.6 million (net of tax of $128.6 million).

•
During the nine months ended September 30, 2007, the Company repurchased 38.6 million Class A common shares at a cost of $1,940.6 million. Subsequently, the Company repurchased an additional 1.1 million Class A common shares as of October 4, 2007, at a total cost of $59.3 million. The Company has not repurchased any Class A common shares subsequent to October 4, 2007.

•
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. As a result of adopting FIN 48 as of January 1, 2007, the Company recorded additional liabilities to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million. See Note 9 to the Company’s condensed consolidated financial statements for further description of FIN 48 and the related impacts of adoption.

•
On July 20, 2007, the Company and its consolidated subsidiaries received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. These adjustments proposed by the IRS, if upheld in their entirety, would result in additional taxes with respect to 2002 of approximately $190 million plus interest, and would require the Company to record additional charges associated with this matter. At this time, the IRS has not yet begun their examination of the Company’s tax filings for years subsequent to 2002. However, if these adjustments or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years.

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. Going forward, the Company intends to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position. See Note 9 to the Company’s condensed consolidated financial statements for a further discussion of tax matters.

Results of Operations - Three Months Ended September 30, 2007 and 2006

	Three months ended September 30,
In millions, except per share amounts	2007	% of revenues	2006	% of revenues
Net revenues	$2,239.0		$2,038.0
Cost of goods sold	1,608.2	71.8%	1,465.4	71.9%
Selling and administrative expenses	354.5	15.8%	303.7	14.9%
Operating income	276.3	12.3%	268.9	13.2%
Interest expense	(33.3)		(31.5)
Other income (expense), net	(7.6)		(2.4)
Earnings before income taxes	235.4		235.0
Provision for income taxes	37.8		34.6
Earnings from continuing operations	197.6		200.4
Discontinued operations, net of tax	69.0		43.4
Net earnings	$266.6		$243.8

Diluted earnings per common share:
Continuing operations	$0.68		$0.63
Discontinued operations	0.24		0.13
Net earnings	$0.92		$0.76

Net Revenues
Net revenues for the third quarter of 2007 increased by 9.9%, or $201.0 million, compared with the same period of 2006, primarily due to higher volumes (5%), improved pricing (2%), a favorable currency impact (2%) and acquisitions. Increased revenues from all geographic regions, especially in Europe, Asia Pacific and Latin America, enhanced growth in all three operating segments during the quarter. The Company also continues to make progress in increasing recurring revenues, which improved by 6% over the third quarter of 2006 and accounted for 18% of net revenues for that period.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue decreased slightly in the third quarter of 2007 compared with the same period of 2006, as increased revenues were offset by higher material costs and $14 million of restructuring expenses. See Note 3 of the Company’s condensed consolidated financial statements for further details of the restructuring charges.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue increased in the third quarter of 2007 compared with the same period of 2006. The benefit of higher revenues was more than offset by additional costs related to share-based compensation of approximately $14 million, acquisitions and investments in new product development of approximately $8 million and increased regulatory and compliance costs of approximately $6 million. The increase in share-based compensation costs is a result of a decrease in the value of the Company’s Class A common shares in the third quarter of 2006. See Note 8 of the Company’s condensed consolidated financial statements for further details of the Company’s share-based compensation programs.

Operating Income
Operating income for the third quarter of 2007 increased by 2.8%, or $7.4 million, compared with the same period of 2006, mainly due to revenue growth and improved pricing. These increases were offset by higher commodity prices, unfavorable product mix, increased share-based compensation expense and investments in restructuring programs and new product and market development.

Interest Expense
Interest expense for the third quarter of 2007 increased $1.8 million compared with the same period of 2006, due to increased short-term borrowings under the Company’s commercial paper program and higher average short-term interest rates.

Other Income (Expense), Net
Other income (expense), net includes currency gains and losses, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income (expense), net reflects $5.2 million of more expense in the third quarter of 2007 compared with the same period of 2006. The higher expense was mainly due to an unfavorable currency impact ($7 million), partially offset by increased interest income ($2 million).

Provision for Income Taxes
The Company’s effective tax rate for the third quarter of 2007 was 16.1%, compared with 14.7% in the third quarter of 2006. The rate for the third quarter of 2007 reflects an expected annual rate of 15.4% before discrete items. The rate for the third quarter of 2006 reflects an expected annual rate of 9.2% before discrete items. The increase in the expected annual effective tax rate was mainly due to higher interest costs resulting from our adoption of FIN 48, as well as increased tax costs primarily associated with intercompany cash movements to fund our share repurchase program.

Discontinued Operations
The components of discontinued operations for the three months ended September 30 were as follows:

In millions	2007	2006
Compact Equipment, net of tax	$84.5	$40.7
Road Development, net of tax	1.1	12.9
Other discontinued operations, net of tax	(16.6)	(10.2)
Total discontinued operations, net of tax	$69.0	$43.4

Compact Equipment
As noted in the Recent Developments section, on July 29, 2007, the Company agreed to sell its Compact Equipment business. The Company has accounted for the Compact Equipment business as discontinued operations and has classified the assets and liabilities as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Net revenues and after-tax earnings of Compact Equipment for the three months ended September 30 were as follows:

In millions	2007	2006
Net revenues	$709.7	$564.8
After-tax earnings from operations	84.5	40.7

Road Development Divestiture
On April 30, 2007, the Company completed the sale of its Road Development business unit to AB Volvo (publ) in all countries except for India, which closed on May 4, 2007, for cash proceeds of approximately $1.3 billion. The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines, and construction-related material handling equipment. The Company has accounted for the Road Development business unit as discontinued operations and has classified the assets and liabilities sold to AB Volvo as held for sale for all periods presented in accordance with SFAS 144.

Net revenues and after-tax earnings of the Road Development business unit for the three months ended September 30 were as follows:

In millions	2007	2006
Net revenues	$4.3	$163.2

After-tax earnings from operations	$0.2	$12.9
Gain on sale, net of tax	0.9	-
Total discontinued operations	$1.1	$12.9

Other Discontinued Operations
The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the three months ended September 30 were as follows:

In millions	2007	2006
Retained costs, net of tax	$(16.7)	$(10.4)
Net gain on disposals, net of tax	0.1	0.2
Total discontinued operations, net of tax	$(16.6)	$(10.2)

Results of Operations – Nine Months Ended September 30, 2007 and 2006

	Nine months ended September 30,
In millions, except per share amounts	2007	% of revenues	2006	% of revenues
Net revenues	$6,439.8		$5,890.7
Cost of goods sold	4,613.8	71.6%	4,229.1	71.8%
Selling and administrative expenses	1,067.0	16.6%	942.2	16.0%
Operating income	759.0	11.8%	719.4	12.2%
Interest expense	(99.8)		(97.6)
Other income (expense), net	0.9		(2.4)
Earnings before income taxes	660.1		619.4
Provision for income taxes	97.9		64.5
Earnings from continuing operations	562.2		554.9
Discontinued operations, net of tax	886.0		255.7
Net earnings	$1,448.2		$810.6

Diluted earnings per common share:
Continuing operations	$1.87		$1.70
Discontinued operations	2.95		0.78
Net earnings	$4.82		$2.48

Net Revenues
Net revenues for the nine months ended September 30, 2007 increased by 9.3%, or $549.1 million, compared with the same period of 2006, primarily due to higher volumes (5%), improved pricing (2%), a favorable currency impact (2%) and acquisitions. Increased revenues from all geographic regions, especially in Europe, Asia Pacific and Latin America enhanced growth in all three operating segments during the nine months ended September 30, 2007. The Company also continues to make progress in increasing recurring revenues, which increased by 8% over the nine months ended September 30, 2006 and accounted for 18% of net revenues for that period.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue decreased slightly during the nine months ended September 30, 2007 compared with the same period of 2006, as increased revenues were offset by higher material costs and $14 million of restructuring expenses. See Note 3 of the Company’s condensed consolidated financial statements for further details of the restructuring charges.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue increased during the nine months ended September 30, 2007 compared with the same period of 2006. The benefit of higher revenues was more than offset by year-over-year increases in costs related to acquisitions and investments in new product development of approximately $25 million, increased regulatory and compliance costs of approximately $26 million, increased stock based compensation expense of approximately $5 million and a favorable reduction to the Company’s doubtful accounts reserve of $20 million that was made in the first quarter of 2006.

Operating Income
Operating income for the nine months ended September 30, 2007 increased by 5.5%, or $39.6 million, compared with the same period of 2006, mainly due to increased revenues, improved pricing and higher productivity. These increases were offset by higher commodity prices, unfavorable product mix and investments in restructuring programs and new product and market development.

Interest Expense
Interest expense for the nine months ended September 30, 2007 increased $2.2 million compared with the same period of 2006, due to increased short-term borrowings under the Company’s commercial paper program and higher average short-term interest rates.

Other Income (Expense), Net
Other income (expense), net includes currency gains and losses, equity in earnings of partially owned affiliates, minority interests, and other miscellaneous income and expense items. Other income (expense), net reflects $3.3 million of higher income for the nine months ended September 30, 2007 compared with the same period of 2006. The higher income was mainly due to a favorable currency impact ($16 million) partially offset by an adjustment in 2006 to a reserve no longer deemed necessary ($9 million) and other miscellaneous expenses ($5 million).

Provision for Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2007 was 14.8%, compared with 10.4% for the same period of 2006. The rate for the nine months ended September 30, 2007 reflects an expected annual rate of 15.4% before discrete items. The rate for the nine months ended September 30, 2006 reflects an expected annual rate of 9.2% before discrete items. The increase in the expected annual effective tax rate was mainly due to higher interest costs resulting from our adoption of FIN 48, as well as increased tax costs primarily associated with intercompany cash movements to fund our share repurchase program.

Discontinued Operations
The components of discontinued operations for the nine months ended September 30 were as follows:

In millions	2007	2006
Compact Equipment, net of tax	$226.7	$225.5
Road Development, net of tax	695.2	58.0
Other discontinued operations, net of tax	(35.9)	(27.8)
Total discontinued operations, net of tax	$886.0	$255.7

Compact Equipment
Net revenues and after-tax earnings of Compact Equipment for the nine months ended September 30 were as follows:

In millions	2007	2006
Net revenues	$2,162.1	$2,049.6
After-tax earnings from operations	226.7	225.5

Road Development Divestiture
Net revenues and after-tax earnings of the Road Development business unit for the nine months ended September 30 were as follows:

In millions	2007	2006
Net revenues	$248.7	$578.6

After-tax earnings from operations	$18.6	$58.0
Gain on sale, net of tax of $128.6	676.6	-
Total discontinued operations	$695.2	$58.0

Other Discontinued Operations
The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the nine months ended September 30 were as follows:

In millions	2007	2006
Retained costs, net of tax	$(36.3)	$(28.5)
Net gain on disposals, net of tax	0.4	0.7
Total discontinued operations, net of tax	$(35.9)	$(27.8)

Review of Business Segments
As a result of the divestiture of the Road Development business unit and the pending sale of Compact Equipment (see Note 2), the Company realigned its operating and reporting segments to better reflect its market focus. The Company’s Bobcat, Utility Equipment, Attachments and Road Development business units are now being reported as discontinued operations. The Company’s Club Car business unit is now included in the Industrial Technologies segment. Prior year results have been reclassified to conform to this change.

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

	Three months ended September 30,			Nine months ended September 30,
In millions	2007	2006	% change	2007	2006	% change
Net revenues	$882.1	$825.6	6.8%	$2,457.0	$2,307.2	6.5%
Operating income	100.1	103.7	-3.5%	269.2	261.3	3.0%
Operating margin	11.3%	12.6%		11.0%	11.3%

Net revenues for the third quarter of 2007 increased by 6.8% or $56.5 million, compared with the same period of 2006, primarily resulting from higher volumes (3%), a favorable currency impact (3%) and improved pricing. Operating income declined during the third quarter of 2007, primarily due to investments in restructuring programs ($14 million) and investments in new product development and productivity improvements ($4 million), offset by improved pricing ($10 million) and a favorable currency impact ($4 million).

Net revenues for the nine months ended September 30, 2007 increased by 6.5% or $149.8 million, compared with the same period of 2006, primarily resulting from higher volumes (3%), favorable currency impact (3%) and improved pricing. Operating income increased during the nine months ended September 30, 2007, primarily due to improved pricing ($34 million) and a favorable currency impact ($11 million). These increases were partially offset by investments in restructuring programs ($14 million), new product development ($9 million), lower productivity ($13 million) and higher material costs ($10 million). In the second quarter of 2006, operating income was negatively impacted by costs associated with inventory reserves and adjustments ($11 million).

Net revenues grew in the European and Asia Pacific regions during the third quarter of 2007, benefiting from strong truck and trailer sales and year-over-year gains in bus and marine containers. These gains were partially offset by reduced sales in aftermarket products and lower activity levels in the North American trailer markets. Revenues for display cases and contracting increased with growth in the North American and Asian markets, offsetting weakness in the European market.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling, energy generation systems and golf vehicles. The segment includes the Air Solutions, Productivity Solutions and Club Car businesses.

	Three months ended September 30,			Nine months ended September 30,
In millions	2007	2006	% change	2007	2006	% change
Net revenues	$701.5	$622.9	12.6%	$2,119.1	$1,886.3	12.3%
Operating income	93.4	79.8	17.0%	294.4	257.0	14.6%
Operating margin	13.3%	12.8%		13.9%	13.6%

Net revenues for the third quarter of 2007 increased by 12.6%, or $78.6 million, compared with the same period of 2006, mainly resulting from higher volumes and product mix (6%), acquisitions (3%), improved pricing (2%) and a favorable currency impact. Operating income increased during the third quarter of 2007, primarily due to improved pricing ($11 million) and higher volumes and product mix ($8 million). These improvements were partially offset by higher material costs ($4 million) and investments in new product and market development ($2 million).

Net revenues for the nine months ended September 30, 2007 increased by 12.3%, or $232.8 million, compared with the same period of 2006, mainly resulting from higher volumes and product mix (6%), acquisitions (3%), improved pricing (2%), and a favorable currency impact. Operating income increased during the nine months ended September 30, 2007, primarily due to improved pricing ($30 million) and higher volumes and product mix ($20 million), partially offset by higher material costs ($8 million) and investments in new product and market development ($8 million).

Air Solutions revenues increased 19% compared with the third quarter of 2006, mainly driven by favorable worldwide industrial markets and increased recurring revenues. Productivity Solutions revenues increased moderately compared with the third quarter 2006, mainly due to international growth in the industrial fluid and handling markets and higher service revenues, partially offset by a weak domestic market for tools. Club Car revenues increased 3% compared with the third quarter of 2006, mainly due to growth in the sales of utility, 4x4 and aftermarket vehicles and ongoing market share gains in a soft golf market.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. The segment includes the Schlage, LCN, CISA and Von Duprin brands.

	Three months ended September 30,			Nine months ended September 30,
In millions	2007	2006	% change	2007	2006	% change
Net revenues	$655.4	$589.5	11.2%	$1,863.7	$1,697.2	9.8%
Operating income	112.8	105.0	7.4%	311.8	282.6	10.3%
Operating margin	17.2%	17.8%		16.7%	16.7%

Net revenues for the third quarter of 2007 increased by 11.2%, or $65.9 million, compared with the same period of 2006, mainly resulting from higher volumes (7%), improved pricing (3%) and a favorable currency impact. Operating income increased during the third quarter of 2007, primarily due to improved pricing ($13 million) and productivity gains ($5 million), partially offset by increased investments in new product and market development ($6 million) and an unfavorable product mix ($3 million).

Net revenues for the nine months ended September 30, 2007 increased by 9.8%, or $166.5 million, compared with the same period of 2006, mainly resulting from higher volumes (5%), improved pricing (3%) and a favorable currency impact (2%). Operating income increased during the nine months ended September 30, 2007, primarily due to improved pricing ($58 million), partially offset by unfavorable product mix ($12 million), investments in new product and market development ($7 million) and higher net material costs ($6 million).

Net revenues grew in all regions during the quarter benefiting from strong worldwide commercial construction markets, especially in schools, universities and health-care facilities. Revenues from electronic access control and mechanical products also increased year-over-year. Market share gains from both the new home-builder channel and large customers increased revenue along with the introduction of residential electronic products and new product designs. These increases helped offset the effects of a declining North American residential market.

Liquidity and Capital Resources
The Company generates significant cash flow from operating activities. We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flow from operating activities, existing cash and cash equivalents, available borrowings under existing credit facilities and our ability to obtain future external financing.

Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, respectively:

In millions	2007	2006
Operating cash flow provided by (used in) continuing operations	$459.5	$576.2
Investing cash flow provided by (used in) continuing operations	1,218.1	1.6
Financing cash flow provided by (used in) continuing operations	(1,558.7)	(1,117.7)

Operating Activities
Net cash provided by continuing operating activities during the nine months ended September 30, 2007 was $459.5 million, compared with $576.2 million during the comparable period in 2006. The $116.7 million decrease in operating cash flow provided by continuing operations is primarily related to a $217 million payment to the IRS made in the third quarter of 2007, offset by cash inflows associated with changes in operating assets and liabilities. During 2006, the IRS completed the examination of the Company’s federal income tax returns through the 2000 tax year and had issued a notice proposing adjustments. The principle proposed adjustment relates to the disallowance of certain capital losses. The Company disputes the IRS position and protests have been filed with the IRS Appeals Division. In order to reduce the potential interest expense associated with this matter, the Company made a payment of approximately $217 million in the third quarter of 2007. The issues raised by the IRS associated with this payment are not related to the Company's reorganization in Bermuda, or the Company's intercompany debt structure. See Note 9 to the condensed consolidated financial statements for a further discussion of tax matters.

Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2007 was $1,218.1 million, compared with $1.6 million during the comparable period of 2006. The change in investing activities is primarily attributable to net proceeds from the sale of the Road Development business unit of $1,291.7 million during the nine months ended September 30, 2007. Additionally, during the nine months ended September 30, 2007, cash used for capital expenditures and acquisitions was $88.5 million and $26.7 million, respectively. During the nine months ended September 30, 2006, proceeds from the sales and maturities of marketable securities of $155.6 million was partially offset by cash used for capital expenditures and acquisitions of $104.8 million and $49.7 million, respectively.

Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2007 was $1,558.7 million compared with $1,117.7 million during the comparable period in 2006. The increase in cash used in financing activities is primarily due to the repurchase of Class A common shares during the nine months ended September 30, 2007 of $1,940.6 million, compared with $994.0 million during the nine months ended September 30, 2006. In addition, repayment of long-term debt borrowings was $14.0 million during the nine months ended September 30, 2007, compared with $512.1 million during the nine months ended September 30, 2006.

Other Liquidity Measures
The following table contains several key measures to gauge the Company’s financial condition and liquidity at the period ended:

In millions	September 30, 2007	December 31, 2006
Cash and cash equivalents	$438.0	$355.8
Working capital	1,322.6	1,425.3
Total debt	2,395.9	1,984.6
Total shareholders' equity	5,194.5	5,404.8
Debt-to-total capital ratio	31.2%	26.6%

The Company’s debt levels at September 30, 2007 increased by $411.3 million from the debt levels at December 31, 2006. This increase was primarily due to short-term borrowings of $407.7 million, which mainly relates to the Company’s commercial paper program.

The Company’s debt-to-total capital ratio increased from December 31, 2006 to September 30, 2007 primarily due to higher debt levels. The Company traditionally maintains significant availability under our lines of credit and commercial paper program to meet short-term liquidity requirements. The Company has $2.0 billion available under these facilities.

Days sales outstanding for nine months ended September 30, 2007 was approximately 69.5 days, an increase as compared with the same period in 2006. This increase was due to higher sales from non-U.S. locations, which generally have longer terms.

In connection with sale of Compact Equipment, Clark Equipment Company, a wholly owned subsidiary of the Company, completed a tender offer repurchasing $46 million of its Medium Term Notes on October 24, 2007.

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

Environmental Matters
Environmental remediation costs are determined on a site-by-site basis and accruals are made when it is probable a liability exists and the cost can be reasonably estimated. The Company estimates the amount of recurring and non-recurring costs at each site using internal and external experts. In arriving at cost estimates, the following factors are considered: the type of contaminant, the stage of the clean up, applicable law and existing technology. These estimates, and the resultant accruals, are reviewed and updated quarterly to reflect changes in facts and law. The Company does not discount its liability or assume any insurance recoveries when environmental liabilities are recorded.

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

Asbestos
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

All asbestos-related claims resolved to date have been dismissed or settled. For the three and nine month periods ended September 30, 2007, total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $7 million and $27 million, respectively. Updated periodically with the assistance of independent advisors, the Company performs a thorough analysis of its actual and anticipated future asbestos liabilities projected seven years in the future. Based upon such analysis, the Company believes that its reserves and insurance are adequate to cover its asbestos liabilities.

Other
As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company will pay a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement with the DOJ. Under both settlements, the Company will implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures. In a related matter, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil for Food transactions undertaken by that subsidiary of the Company. Such transactions have previously been reported to the SEC and DOJ, and the Company will continue to cooperate fully with the Italian authorities in this matter.

Critical Accounting Policies
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes there have been no significant changes during the nine months ended September 30, 2007, to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, except for the accounting for uncertain tax positions as described below.

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

The IRS has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principle proposed adjustment relates to the disallowance of certain capital losses. The Company disputes the IRS position and protests have been filed with the IRS Appeals Division. In order to reduce the potential interest expense associated with this matter, the Company made a payment of approximately $217 million in the third quarter of 2007, which will reduce the Company’s total liability for uncertain tax positions by $141 million. The issues raised by the IRS associated with this payment are not related to the Company's reorganization in Bermuda, or the Company's intercompany debt structure.

On July 20, 2007, the Company and its consolidated subsidiaries received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to the Company’s tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of the Company’s reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with the Company’s reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. These adjustments proposed by the IRS, if upheld in their entirety, would result in additional taxes with respect to 2002 of approximately $190 million plus interest, and would require the Company to record additional charges associated with this matter. At this time, the IRS has not yet begun their examination of the Company’s tax filings for years subsequent to 2002. However, if these adjustments or a portion of these adjustments proposed by the IRS are ultimately sustained, it is likely to also affect subsequent tax years.

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. Going forward, the Company intends to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position.

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes. See Note 9 to the Company’s condensed consolidated financial statements for a further description of FIN 48 and the related impacts.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company starting on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2007. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2007, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company will pay a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement with the DOJ. Under both settlements, the Company will implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures. In a related matter, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil for Food transactions undertaken by that subsidiary of the Company. Such transactions have previously been reported to the SEC and DOJ, and the Company will continue to cooperate fully with the Italian authorities in this matter.

See also the discussion under the section titled “Contingencies, Environmental and Asbestos Matters” of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also Part I, Item 1, Note 12 to the condensed consolidated financial statements.

Item 1A – Risk Factors

There have been no material changes to our risk factors and uncertainties during the third quarter of 2007. For a discussion of the Risk Factors, refer to Part I, Item 1A - Risk Factors contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 and Part II, Item 1A - Risk Factors contained in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its Class A common shares during the third quarter of 2007:

Period	Total number of shares purchased (000's)	Average price paid per share	Total number of shares purchased as part of program (000's)	Approximate dollar value of shares still available to be purchased under the program ($000's)
7/01/2007 - 7/31/2007	6,162.0	$54.73	6,162.0	$2,816,215
8/01/2007 - 8/31/2007	8,110.0	49.50	8,110.0	2,414,632
9/01/2007 - 9/30/2007	6,766.6	52.48	6,766.6	2,059,382
Total	21,038.6		21,038.6

In December 2006, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $2 billion worth of Class A common shares. This program was expanded to $4 billion by the Company’s board of directors on May 14, 2007. Class A common shares owned by a subsidiary are treated as treasury shares in the Company’s condensed consolidated financial statements and are recorded at cost.

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

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: November 2, 2007	/s/ James V. Gelly
James V. Gelly, Senior Vice President and Chief Financial Officer

Principal Financial Officer

Date: November 2, 2007	/s/ Richard W. Randall
Richard W. Randall, Vice President and Controller

Principal Accounting Officer