Form 10-K
period 2007-12-31
INGERSOLL RAND CO LTD
filed 2008-02-29
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by nonaffiliates on June 30, 2007 was approximately $16,085,365,752 based on the closing price of such stock on the New York Stock Exchange.

The number of Class A Common Shares outstanding as of February 25, 2008 was 272,645,080.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 4, 2008 are incorporated by reference into Part II and Part III of this Form 10-K.

Form 10-K
For the Fiscal Year Ended December 31, 2007

CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements.

Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to our proposed acquisition of Trane Inc.; any statements concerning expected development, performance or market share relating to our products; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes, including those relating to the Internal Revenue Service audit of our consolidated subsidiaries' tax filings in 2001 and 2002; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in Item 1A. “Risk Factors.” You should read that information in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our Consolidated Financial Statements and related notes in Item 8 of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that have not been anticipated or that are not described in this report, generally because we do not perceive them to be material, that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

PART I
Item 1.  BUSINESS

Overview
Ingersoll-Rand Company Limited (IR Limited), a Bermuda company, and its consolidated subsidiaries (we, our, the Company) is a leading innovation and solutions provider with strong brands and leading positions within our markets. Our business segments consist of Climate Control Technologies, Industrial Technologies and Security Technologies. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage® and Thermo King®.

We seek to drive shareholder value by achieving:

•	Dramatic Growth, by developing innovative products and solutions that improve our customers’ operations, expanding highly profitable recurring revenues and executing strategic acquisitions;

•	Operational Excellence, by fostering a lean culture of continuous improvement and cost control; and

•	Dual Citizenship, by encouraging our employees’ active collaboration with colleagues across business units and geographic regions to achieve superior business results.

To achieve these goals and to become a more diversified company with strong growth prospects, we transformed our enterprise portfolio by divesting cyclical, low-growth and asset-intensive businesses. We continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment and rentals. We also intend to continuously improve the efficiencies, capabilities, products and services of our high-potential businesses.

Recent Acquisitions and Divestitures
On December 17, 2007, we announced that we had executed a definitive agreement to acquire Trane Inc., formerly American Standard Companies Inc., in a transaction currently valued at approximately $9.5 billion. This transaction, which is expected to close during the second quarter of 2008, is subject to approval by Trane shareholders, regulatory approval and contractual closing conditions. There can be no assurance that the acquisition will be consummated.

Trane is a global leader in indoor climate control systems, services and solutions and provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. They offer customers a broad range of energy-efficient heating, ventilation and air conditioning systems; dehumidifying and air cleaning products; service and parts support; advanced building controls; and financing solutions. Their systems and services have leading positions in commercial, residential, institutional and industrial markets; a reputation for reliability, high quality and product innovation; and a powerful distribution network. Trane has more than 29,000 employees and 34 production facilities worldwide, with 2007 annual revenues of $7.45 billion.

On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. We recorded a gain on sale of $2,652.0 million (net of tax of $939.0 million). Compact Equipment manufactured and sold compact equipment including skid-steer loaders, compact truck loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators, light towers; general-purpose light construction equipment; and attachments.

On April 30, 2007, we completed the sale of our Road Development business unit to AB Volvo (publ) in all countries except for India, which closed on May 4, 2007, for cash proceeds of approximately $1.3 billion, subject to post-closing purchase price adjustments. We recorded a gain on sale of $634.7 million (net of tax of $164.4 million). The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

2001 Reorganization
Our predecessor company, Ingersoll-Rand Company (IR-New Jersey), was organized in 1905 under the laws of the State of New Jersey as a consolidation of Ingersoll-Sergeant Drill Company and the Rand Drill Company, whose businesses were established in the early 1870’s.

We are a successor to IR-New Jersey following a corporate reorganization that became effective on December 31, 2001. We believe that the reorganization has enabled us to realize a variety of financial and strategic benefits, including to:

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

Business Segments
Climate Control Technologies
Climate Control Technologies provides solutions for customers to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, refrigerated display merchandisers, beverage coolers, auxiliary power units and walk-in storage coolers and freezers. This segment includes the Thermo King, Hussmann and Koxka brands.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling, golf and utility vehicles and energy generation systems. This segment includes the Ingersoll Rand and Club Car brands.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. This segment includes the Schlage, LCN, Von Duprin and CISA brands.

Competitive Conditions
Our products are sold in highly competitive markets throughout the world and compete against products produced by both U.S. and non-U.S. corporations. The principal methods of competition in these markets relate to price, quality, service and technology. We believe that we are one of the leading manufacturers in the world of air compression systems, transport temperature control products, refrigerated display merchandisers, refrigeration systems and controls, air tools, and golf and utility vehicles. In addition, we believe we are a leading supplier in U.S. markets for architectural hardware products, mechanical locks and electronic and biometric access-control technologies.

Distribution
Our products are distributed by a number of methods, which we believe are appropriate to the type of product. U.S. sales are made through branch sales offices and through distributors, dealers and large retailers across the country. Non-U.S. sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors throughout the world.

Products
Our principal products by segment include the following:

Climate Control Technologies
Refrigerated display cases
Refrigeration systems
Transport temperature control systems

Industrial Technologies
Air balancers	Fluid-handling equipment
Air compressors & accessories	Golf vehicles
Air treatment	Lubrication equipment
Air motors	Material handling equipment
Air and electric tools	Microturbines
Blowers	Piston pumps
Diaphragm pumps	Utility vehicles
Engine-starting systems

Security Technologies
Automatic doors	Electrical security products
Biometric access control systems	Electronic access-control systems
Door closers and controls	Exit devices
Door locks, latches and locksets	Portable security products
Doors and door frames (steel)

These products are sold primarily under our name and as well as under other names including CISA®, Club Car®, Hussmann®, Koxka®, LCN®, Schlage®, Thermo King® and Von Duprin®.

Working Capital
We manufacture products that usually must be readily available to meet our customer’s rapid delivery requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by our major competitors.

Customers
No material part of our business is dependent upon a single customer or a small group of customers. Therefore, the loss of any one customer would not have a material adverse effect on our operations.

Operations by Geographic Area
More than 45% of our 2007 net revenues were derived outside the U.S. and sold in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not be expected to have a significant effect on our non-U.S. operations. Additional information concerning our operating segments is contained in Note 21, Business Segment Information, to the consolidated financial statements. For a discussion of risks attendant to our non-U.S. operations, see “Risk Factors – Currency exchange rate and commodity price fluctuations may adversely affect our results,” “Risk Factors – Our global operations subject us to economic risks,” in Item 1A and “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A.

Raw Materials
We manufacture many of the components included in our products. The principal raw materials required are purchased from numerous suppliers. Although higher prices for some raw materials, particularly steel and non-ferrous metals, have caused pricing pressures to some of our businesses, we believe that available sources of supply will generally be sufficient for the foreseeable future.

Backlog
Our approximate backlog of orders, believed to be firm, at December 31, 2007 and 2006, were as follows:

Dollar amounts in millions	2007	2006
Climate Control Technologies	$507.2	$435.8
Industrial Technologies	429.8	357.7
Security Technologies	216.5	182.8
Total	$1,153.5	$976.3

These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We expect to ship substantially the entire backlog at December 31, 2007 during 2008.

Research and Development
We maintain research and development facilities for experimenting, testing and developing high quality products. Research and development expenditures, including qualifying engineering costs were $128.6 million in 2007, $126.7 million in 2006 and $120.4 million in 2005.

Patents and Licenses
We own numerous patents and patent applications and are licensed under others. While we consider that in the aggregate our patents and licenses are valuable, we do not believe that our business is materially dependent on our patents or licenses or any group of them. In our opinion, engineering and production skills and experience are more responsible for our market position than our patents and/or licenses.

Environmental Matters
We continue to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.

We are sometimes a party to environmental lawsuits and claims and have received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. We have been also identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, our involvement is minimal.

In estimating our liability, we have assumed we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

During 2007, we spent $5.6 million on capital projects for pollution abatement and control, and an additional $11.1 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of December 31, 2007, we have recorded reserves for environmental matters of $101.8 million. We believe that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

For a further discussion of our potential environmental liabilities, see also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 20, Commitments and Contingencies, to the consolidated financial statements.

Asbestos Matters
Certain of our wholly owned subsidiaries are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against our wholly owned subsidiary, IR-New Jersey, and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products, primarily pumps and compressors. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets and packings purchased from third-party suppliers.

Prior to the fourth quarter of 2007, we recorded a liability (which we periodically updated) for our actual and anticipated future asbestos settlement costs projected seven years into the future. We did not record a liability for future asbestos settlement costs beyond the seven-year period covered by our reserve because such costs previously were not reasonably estimable.

In the fourth quarter of 2007, we again reviewed our history and experience with asbestos-related litigation and determined that it had now become possible to make a reasonable estimate of our total liability for pending and unasserted potential future asbestos-related claims. This determination was based upon our analysis of developments in asbestos litigation, including the substantial and continuing decline in the filing of non-malignancy claims against us, the establishment in many jurisdictions of inactive or deferral dockets for such claims, the decreased value of non-malignancy claims because of changes in the legal and judicial treatment of such claims, increasing focus of the asbestos litigation upon malignancy claims, primarily those involving mesothelioma, a cancer with a known historical and predictable future annual incidence rate, and our substantial accumulated experience with respect to the resolution of malignancy claims, particularly mesothelioma claims, filed against us. With the aid of an outside expert, we have estimated our total liability for pending and unasserted future asbestos-related claims through 2053 at $755 million.

As a result, we recorded a non-cash charge to earnings of discontinued operations of $449 million ($277 million after tax) which is the difference between the amount by which we increased our total estimated liability for pending and projected future asbestos-related claims and the amount that we expect to recover from insurers with respect to that increased liability.

For a further discussion of asbestos matters, see also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 20, Commitments and Contingencies, to the consolidated financial statements.

Employees
We have approximately 35,560 employees throughout the world, of which approximately 49% work in the U.S.

Available Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by us at http://www.sec.gov.

In addition, this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to all of the foregoing reports, are made available free of charge on our Internet website (http://www.ingersollrand.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Board of Directors of the Company has also adopted and posted in the Investor Relations section of its website our Corporate Governance Guidelines and charters for each of the Board’s standing committees. A copy of the above filings will also be provided free of charge upon written request to us.

Certifications
New York Stock Exchange Annual Chief Executive Officer Certification
The Company’s Chief Executive Officer submitted to the New York Stock Exchange the Annual CEO Certification as the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards required by Section 303A.12 of the New York Stock Exchange’s listing standards.

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

Risks Relating to Our Businesses

Currency exchange rate and commodity price fluctuations may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in non-U.S. currency exchange rates, commodity prices and interest rates. See Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

More than 45% of our 2007 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.

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

We are also a large buyer of steel and non-ferrous metals, as well as other commodities required for the manufacture of our products. Volatility in the prices of these commodities could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our results of operations and cash flows. On a limited basis, we purchase commodity derivatives which reduce the volatility of the commodity prices for supplier contracts where fixed pricing is not available.

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

We face continuing risks relating to settlements with the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) arising from certain payments made in 2000-2003 by foreign subsidiaries in connection with the United Nations’ Oil For Food Program.

On November 10, 2004, the SEC issued an Order directing that a number of public companies, including us, provide information relating to their participation in certain transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, we undertook a thorough review of our participation in the Oil for Food Program and provided the SEC with information responsive to its investigation of our participation in the program. On October 31, 2007, we announced that we had reached settlements with the SEC and the DOJ relating to certain payments made by our foreign subsidiaries in 2000-2003 in connection with the Oil For Food Program. Pursuant to the settlements with the SEC and DOJ, we have, among other things, (i) consented to the entry of a civil injunction in the SEC action, (ii) entered into a three-year deferred prosecution agreement with the DOJ, and (iii) agreed to implement improvements to our compliance program designed to enhance detection and prevention of violations of the Foreign Corrupt Practices Act of 1977 (FCPA) and other applicable anti-corruption laws. If the DOJ determines, in its sole discretion, that we have committed a federal crime or have otherwise breached the deferred prosecution agreement during its three-year term, we may be subject to prosecution for any federal criminal violation of which the DOJ has knowledge, including, without limitation, violations of the FCPA in connection with the Oil For Food Program. Breaches of the settlements with SEC and DOJ may also subject us to, among other things, further enforcement actions by the SEC or the DOJ, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock. For a further discussion of the settlements with the SEC and DOJ, see “Legal Proceedings.”

Material adverse legal judgments, fines, penalties or settlements could adversely affect our financial health.

We estimate that our available cash and our cash flow from operations will be adequate to fund our operations for the foreseeable future. In making this estimate, we have not assumed the need to make any material payments in connection with any pending litigation or investigations. As required by generally accepted accounting principles in the United States, we establish reserves based on our assessment of contingencies. Subsequent developments in legal proceedings, including current or future asbestos-related litigation, may affect our assessment and estimates of the loss contingency recorded as a reserve and we may be required to make additional material payments, which could result in an adverse effect on our results of operations.

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

Significant shortages in the raw materials we use in our businesses and higher energy prices could increase our operating costs.

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

Additionally, we are exposed to large fluctuations for the price of petroleum-based fuel due to the instability of current market prices. Higher energy costs increase our operating costs and the cost of shipping our products to customers around the world. Consequently, sharp price increases, the imposition of taxes or an interruption of supply, could cause us to lose the ability to effectively manage the risk of rising fuel prices and may have an adverse effect on our results of operations or financial condition.

Implementing our acquisition strategy involves risks and our failure to successfully implement this strategy could have a material adverse effect on our business.

One of our key strategies is to grow our business by selectively pursuing strategic acquisitions. Since 2000, we have completed approximately 65 acquisitions, and we recently announced that we had executed a definitive agreement to acquire Trane Inc. in a transaction currently valued at approximately $9.5 billion. We may continue to actively pursue additional strategic acquisition opportunities. Although we have been successful with this strategy in the past, we may not be able to grow our business in the future through acquisitions for a number of reasons, including:

•	encountering difficulties identifying and executing acquisitions;

•	increased competition for targets, which may increase acquisition costs;

•	consolidation in our industries reducing the number of acquisition targets;

•	competition laws and regulations preventing us from making certain acquisitions; and

•	the ability to secure necessary financing.

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

Risks Relating to Our Reorganization as a Bermuda Company

The reorganization exposed us and our shareholders to the risks described below. In addition, we cannot be assured that the anticipated benefits of the reorganization will be realized.

Changes in tax laws, adverse determinations by taxing authorities and changes in our status under U.S. or other tax laws could increase our tax burden and affect our operating results, as well as subject our shareholders to additional taxes.

The realization of any tax benefit related to our reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the Internal Revenue Service (IRS) or any other tax authority. From time to time, proposals have been made and/or legislation has been introduced to change the U.S. tax law that if enacted could increase our tax burden and could have a material adverse impact on our financial condition and results of operations.

While our U.S. operations are subject to U.S. tax, we believe that a significant portion of our non-U.S. operations are generally not subject to U.S. tax other than withholding taxes. Our conclusions are based on, among other things, our determination that we, and a significant portion of our foreign subsidiaries, are not currently “controlled foreign corporations” (CFCs) within the meaning of the U.S. tax laws, although the IRS or a court may not concur with our conclusions. A non-U.S. corporation, such as us, will constitute a CFC for U.S. federal income tax purposes if certain ownership criteria are met. If the IRS or a court determined that we (or any of our non-U.S. subsidiaries) were a CFC, then each of our U.S. shareholders who own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of our stock (or the stock of any of our non-U.S. subsidiaries) on the last day of the applicable taxable year (a "10% U.S. Voting Shareholder") would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our subpart F and other similar types of income (and the subpart F and other similar types of income of any of our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder's proportionate share of our and our CFC subsidiaries' undistributed earnings and profits accumulated during the shareholder's holding period of the shares while we (or any of our non-U.S. subsidiaries) are a CFC. Treatment of us or any of our non-U.S. subsidiaries as a CFC could have a material adverse impact on our financial condition and results of operations.

On July 20, 2007, we, and our consolidated subsidiaries, received a notice from the IRS containing proposed adjustments to our consolidated subsidiaries’ tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with our reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. Proposed adjustments on this issue, if upheld in their entirety, would result in additional taxes with respect to the 2002 tax year of approximately $190 million plus interest and would require us to record additional charges associated with this matter. For a further discussion of the IRS audit, see “Legal Proceedings” and Note 18, Income Taxes, to the consolidated financial statements.

We strongly disagree with the view of the IRS and are vigorously contesting these proposed adjustments. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of our position, we believe that we have adequately reserved for this matter. At this time, the IRS has not yet begun their examination of our consolidated subsidiaries’ tax filings for years subsequent to the 2002 tax year. We believe it likely, if the above adjustments or a portion of such adjustments by the IRS are ultimately sustained, that these adjustments will also affect subsequent tax years.

As noted above, the IRS did not contest the validity of our reincorporation in Bermuda in the above-mentioned notice. We believe that neither we nor our consolidated subsidiary IR-New Jersey will incur significant U.S. federal income or withholding taxes as a result of the transfer of the shares of our subsidiaries that occurred as part of the reorganization. However, we cannot give any assurances that the IRS will agree with our determination.

The inability to realize any anticipated tax benefits related to our reorganization, discussed above in this section “Risks Relating to our Reorganization as a Bermuda Company”, could have a material adverse impact on our financial condition and results of operations.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

As of December 31, 2007, we owned or leased a total of approximately 13.5 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 29 plants in the United States; 31 plants in Europe; 14 plants in Asia; 6 plants in Latin America; and 1 plant in Canada. We also maintain various warehouses, offices and repair centers throughout the world.

Substantially all plant facilities are owned us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business. At December 31, 2007, we were productively utilizing the majority of the space in our facilities.

The locations by segment of our major manufacturing facilities at December 31, 2007 were as follows:

Climate Control Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Londrina, Brazil	Kolin, Czech Republic	Luoyang, China
Monterrey, Mexico	Galway, Ireland	Shenzen, China
Mexico City, Mexico	Barcelona, Spain	Suzhou, China
Arecibo, Puerto Rico	Pamplona, Spain	Tauranga, New Zealand
Ciales, Puerto Rico	Peralta, Spain
Chino, California
Louisville, Georgia
Suwanee, Georgia
Minneapolis, Minnesota
Bridgeton, Missouri
Hastings, Nebraska
Gloversville, New York

Industrial Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Montreal, Canada	Douai, France	Guanbxi, China
Augusta, Georgia	Wasquehal, France	Changzhou, China
Campbellsville, Kentucky	Oberhausen, Germany	Nanjing, China
Rochester Hills, Michigan	Fogliano Redipuglia, Italy	Shanghai, China
Madison Heights, Michigan	Vignate, Italy	Ahmadabad, India
Davidson, North Carolina	Pavlovo, Russia	New Delhi, India
Mocksville, North Carolina
Athens, Pennsylvania
West Chester, Pennsylvania
Seattle, Washington

Security Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Ensenada, Mexico	Feuquieres, France	Shanghai, China
Tecate, Mexico	Renchen, Germany	Auckland, New Zealand
San Jose, California	Faenza, Italy
Security, Colorado	Monsampolo, Italy
New Haven, Connecticut	Duzce, Turkey
Princeton, Illinois	Birmingham, UK
Indianapolis, Indiana
Cincinnati, Ohio
Caracas, Venezuela

Item 3.  LEGAL PROCEEDINGS

In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities and intellectual property disputes.  In our opinion, pending legal matters are not expected to have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company consented to the entry of a civil injunction in the SEC action and entered into a three-year deferred prosecution agreement with the DOJ. Under both settlements, the Company has implemented, and will continue to implement, improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures. In a related matter, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil for Food transactions undertaken by that subsidiary of the Company. Such transactions have previously been reported to the SEC and DOJ, and the Company will continue to cooperate fully with the Italian authorities in this matter.

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

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. Going forward, the Company intends to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position. See Note 18, Income Taxes, to the consolidated financial statements for a further discussion of tax matters.

Certain of our wholly owned subsidiaries are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against our wholly owned subsidiary, Ingersoll-Rand Company (IR-New Jersey), and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products, primarily pumps and compressors. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets and packings purchased from third-party suppliers.

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 20, Commitments and Contingencies, and Note 18, Income Taxes, to the consolidated financial statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2007.

Executive Officers of the Registrant
Pursuant to the General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of February 25, 2008 is included as an unnumbered item in Part I of this report in lieu of being included in the Company's Proxy Statement for its 2008 Annual General Meeting of Shareholders.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Herbert L. Henkel (59)	4/5/1999	Chairman of Board and Chief Executive Officer, President and Director

James V. Gelly (48)	10/6/2007	Senior Vice President and Chief Financial Officer (since October 2007); Rockwell Automation, Chief Financial Officer, (2004-2007); Honeywell International, Vice President and Treasurer (1999-2003)

Marcia J. Avedon (46)	2/7/2007
Senior Vice President, Human Resources and Communication (since February 2007); (Merck & Co., Inc., Senior Vice President, Human Resources 2003-2006; Vice President, Talent Management & Organizational Effectiveness 2002-2003; Honeywell International, Vice President, Corporate Human Resources, 2001-2002)

James R. Bolch (50)	10/16/2005
Senior Vice President and President, Industrial Technologies Sector (since October 2005); (Schindler Elevator Corporation, Executive Vice President, Service Business 2004-2005; United Technologies Corporation, UTC Power, Vice President Operations, 2001-2003)

William B. Gauld (54)	10/2/2006	Senior Vice President, Enterprise Services (since October 2006); (Principal, The W Group, 2005-2006; Pearson, plc, Chief Information Officer, 2001-2005)

Michael W. Lamach (44)	2/16/2004
Senior Vice President and President, Security Technologies (since February 2004); (Johnson Controls, Inc., Group Vice President and Managing Director Europe/Asia 2003-2004; Group Vice President and General Manager, Asia 2002-2003; Group Vice President and General Manager, Customer Business Units, 1999-2002)

Patricia Nachtigal (61)	11/2/1988	Director (since January 1, 2002); Senior Vice President and General Counsel

Steven R. Shawley (55)	8/1/2005
Senior Vice President and President, Climate Control Technologies (since August 2005); (President Climate Control Americas, 2003-2005; President, Thermo King North America 2002-2003, Vice President and Controller, 1998-2002)

Richard W. Randall (57)	10/1/2002
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

PART II

Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the principal market for our common shares and related shareholder matters is as follows:

Our Class A common shares are traded on the New York Stock Exchange under the symbol IR. As of February 25, 2008, the approximate number of record holders of Class A common shares was 6,902. The high and low closing price per share and the dividend paid per share for the following periods were as follows:

	Common shares
2007	High	Low	Dividend
First quarter	$45.42	$38.75	$0.18
Second quarter	55.99	43.61	0.18
Third quarter	55.99	47.21	0.18
Fourth quarter	55.55	43.60	0.18

2006
First quarter	$43.65	$38.15	$0.16
Second quarter	47.63	39.47	0.16
Third quarter	43.25	35.29	0.18
Fourth quarter	41.21	36.71	0.18

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

Information regarding equity compensation plans required to be disclosed pursuant to this Item is incorporated by reference from our definite Proxy Statement for the Annual General Meeting of Shareholders.

Shares of IR-Limited owned by a subsidiary are treated as treasury stock and are recorded at cost. During 2007, we repurchased 39.7 million Class A common shares at a cost $1,999.9 million under our existing $4 billion share repurchase program. This repurchase program was originally authorized by the Board of Directors in December 2006 to repurchase up to $2 billion and subsequently expanded to $4 billion in May 2007.

During 2006, we completed our original $2 billion share repurchase program by repurchasing 27.7 million Class A common shares at a cost of $1,096.3 million. This share repurchase program was originally authorized by the Board of Directors in August 2004 and subsequently expanded in August 2005.

Total share repurchases for the three months ended December 31, 2007 are as follows:

			Total number of	Approximate dollar
			shares purchased	value of shares still
	Total number		as part of the	available to be
	of shares	Average	publicly announced	purchased under
	purchased	price paid	program	the program
Period	(000's)	per share	(000's)	($000's)
10/01/2007 - 10/31/2007	1,097.1	$54.01	1,097.1	$2,000,100
11/01/2007 - 11/30/2007	-	-	-	2,000,100
12/01/2007 - 12/31/2007	-	-	-	2,000,100
Total	1,097.1		1,097.1

Performance Graph
The following graph compares the cumulative total shareholder return on our Class A common shares with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 Industrial Machinery Index for the five years ended December 31, 2007. The graph assumes an investment of $100 in our Class A common shares, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Industrial Machinery Index on December 31, 2001 and assumes the reinvestment of dividends.

Item 6.  SELECTED FINANCIAL DATA

In millions, except per share amounts:

At and for the years ended December 31,	2007	2006	2005	2004	2003

Net revenues	$8,763.1	$8,033.7	$7,263.7	$6,663.2	$6,083.4

Earnings from continuing operations	733.1	765.0	731.8	554.2	362.5

Earnings from discontinued operations	3,233.6	267.5	322.4	664.5	282.0

Total assets	14,376.2	12,145.9	11,756.4	11,414.6	10,664.9

Total debt	1,453.7	1,984.6	2,117.0	1,880.4	2,315.4

Shareholders' equity	7,907.9	5,404.8	5,761.9	5,733.8	4,493.3

Basic earnings per common share:
Continuing operations	$2.52	$2.39	$2.17	$1.60	$1.06
Discontinued operations	11.12	0.84	0.95	1.92	0.82

Diluted earnings per common share:
Continuing operations	$2.48	$2.37	$2.14	$1.58	$1.05
Discontinued operations	10.95	0.83	0.95	1.89	0.82

Dividends per common share	$0.72	$0.68	$0.57	$0.44	$0.36

1.	Earnings and dividends per common share amounts have been restated to reflect a two-for-one stock split that occurred in August 2005.

2.	2006 – 2003 amounts have been restated to reflect Compact Equipment and the Road Development business unit as discontinued operations.

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

Overview
Organization
Ingersoll-Rand Company Limited (IR Limited), a Bermuda company, and its consolidated subsidiaries (we, our or the Company) is a leading innovation and solutions provider with strong brands and leading positions within our markets. Our business segments consist of Climate Control Technologies, Industrial Technologies and Security Technologies. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll Rand®, Schlage® and Thermo King®.

We seek to drive shareholder value by achieving:

•	Dramatic Growth, by developing innovative products and solutions that improve our customers’ operations, expanding highly profitable recurring revenues and executing strategic acquisitions;

•	Operational Excellence, by fostering a lean culture of continuous improvement and cost control; and

•	Dual Citizenship, by encouraging our employees’ active collaboration with colleagues across business units and geographic regions to achieve superior business results.

To achieve these goals and to become a more diversified company with strong growth prospects, we transformed our enterprise portfolio by divesting cyclical, low-growth, and asset-intensive businesses. We continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment and rentals. We also intend to continuously improve the efficiencies, capabilities, and products and services of our high-potential businesses.

Acquisitions and Divestitures
On December 17, 2007, we announced that we had executed a definitive agreement to acquire Trane Inc., formerly American Standard Companies Inc., in a transaction currently valued at approximately $9.5 billion. This transaction, which is expected to close during the second quarter of 2008, is subject to approval by Trane shareholders, regulatory approval and contractual closing conditions. There can be no assurance that the acquisition will be consummated.

Trane is a global leader in indoor climate control systems, services and solutions and provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. They offer customers a broad range of energy-efficient heating, ventilation and air conditioning systems; dehumidifying and air cleaning products; service and parts support; advanced building controls; and financing solutions. Their systems and services have leading positions in commercial, residential, institutional and industrial markets; a reputation for reliability, high quality and product innovation; and a powerful distribution network. Trane has more than 29,000 employees and 34 production facilities worldwide, with 2007 annual revenues of $7.45 billion.

On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. We recorded a gain on sale of $2,652.0 million (net of tax of $939.0 million). Compact Equipment manufactures and sells compact equipment including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators, light towers; general-purpose light construction equipment; and attachments.

On April 30, 2007, we completed the sale of our Road Development business unit to AB Volvo (publ) in all countries except for India, which closed on May 4, 2007, for cash proceeds of approximately $1.3 billion, subject to post-closing purchase price adjustments. We recorded a gain on sale of $634.7 million (net of tax of $164.4 million). The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

Trends and Economic Conditions
We are a global corporation with worldwide operations. More than 45% of our 2007 net revenues are derived outside the U.S. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. However, our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry, or the economy of any single country, on the consolidated operating results. Given the broad range of products manufactured and geographic markets served, management uses a variety of factors to predict the outlook for the Company. We monitor key competitors and customers in order to gauge relative performance and the outlook for the future. In addition, our order rates are indicative of future revenue and thus a key measure of anticipated performance. In those industry segments where we are a capital equipment provider, revenues depend on the capital expenditure budgets and spending patterns of our customers, who may delay or accelerate purchases in reaction to changes in their businesses and in the economy.

Our revenues from continuing operations for the full-year 2007 increased approximately 9% compared with the same period of 2006. Strong international markets, new product introductions, increased recurring revenue, higher volumes, pricing improvements and a favorable currency impact drove this growth. Our major end markets in Europe, Asia and Latin America experienced significant growth. This growth helped to drive revenue increases in all three our operating segments. We have also been able to increase prices and add surcharges to help mitigate the impact of cost inflation during the year. We have generated positive cash flows from operating activities during 2007 and expect to continue to produce positive operating cash flows for the foreseeable future.

For 2008, we expect to see slower growth in North America and Western Europe offset by the activity levels in the developing economies of Eastern Europe, Asia and Latin America. Additionally, we expect to see lower material cost inflation in 2008 relative to the past few years.

Significant events in 2007
As discussed in Acquisitions and Divestitures above, in 2007, we sold our Compact Equipment and Road Development business unit for gross proceeds of approximately $6.2 billion.

On January 11, 2008 we announced that we had taken a non-cash charge in the fourth quarter 2007 to earnings of discontinued operations of $449 million ($277 million after tax) relating to the company's liability for all pending and estimated future asbestos claims through 2053. This charge results from an increase in our recorded liability for asbestos claims by $538 million, from $217 million to $755 million, offset by a corresponding $89 million increase in its assets for probable asbestos-related insurance recoveries, which now total $250 million. For a further discussion of asbestos matters, see Note 20, Commitments and Contingencies, to the consolidated financial statements.

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

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. Going forward, the Company intends to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position. See Note 18, Income Taxes, to the consolidated financial statements for a further discussion of tax matters.

During 2007, we repurchased 39.7 million Class A common shares at a cost $1,999.9 million under our existing $4 billion share repurchase program. This repurchase program was originally authorized by the Board of Directors in December 2006 to repurchase up to $2 billion and subsequently expanded to $4 billion in May 2007.

Significant Events in 2006
During 2006, we completed our original $2 billion share repurchase program by repurchasing 27.7 million Class A common shares at a cost of $1,096.3 million. This share repurchase program was originally authorized by the Board of Directors in August 2004 and subsequently expanded in August 2005. In December 2006, the Board of Directors authorized a new share repurchase program to repurchase up to $2 billion worth of Class A common shares. No amounts were repurchased under the December 2006 authorization as of December 31, 2006.

On October 6, 2006, we received a notice from the Internal Revenue Service (IRS) containing proposed adjustments to our tax filings in connection with an audit of the 1998 through 2000 tax years. The principal proposed adjustments consist of the disallowance of certain capital losses taken in our tax returns in 1999 and 2000. The disallowance would result in additional taxes and penalties of approximately $155 million, plus interest through October 6, 2006, of approximately $62 million. As a result, in the third quarter of 2006, we added approximately $27 million ($0.08 per dilutive share) to previously established reserves. In order to reduce the potential interest expense associated with this matter, we made a payment to the IRS of $217 million in the third quarter of 2007. See Note 18, Income Taxes, to the consolidated financial statements for a further discussion of tax matters.

Significant Events in 2005
In January, we completed the acquisition of the remaining 70% interest in Italy-based CISA S.p.A. (CISA) for approximately $267 million in cash and the assumption of approximately $244 million of debt. CISA manufactures an array of security products, including electronic locking systems, cylinders, door closers, and emergency exit hardware, and also markets safes and padlocks.

In August, we established a joint venture with Taiwan Fu Hsing Industrial Company Ltd. (Taiwan Fu Hsing), a leading manufacturer of mechanical locks based in Taiwan, for approximately $72 million. We have a majority interest in Taiwan Fu Hsing’s mechanical door lock manufacturing subsidiaries in China and Malaysia, as well as a minority equity interest in Taiwan Fu Hsing.

On August 3, 2005, our Board of Directors declared a two-for-one stock split effected in the form of a stock distribution to shareholders on September 1, 2005. In addition, they also expanded our share repurchase program, which was established in August 2004, to $2 billion. During 2005, we repurchased 19.4 million Class A common shares at a cost of $763.6 million.

During the second quarter of 2005, we issued $300 million aggregate principal amount of our 4.75% Senior Notes due in 2015. The notes are unconditionally guaranteed by IR-New Jersey.

Results of Operations

		% of		% of		% of
Dollar amounts in millions, except per share data	2007	Revenues	2006	Revenues	2005	Revenues
Net revenues	$8,763.1		$8,033.7		$7,263.7
Cost of goods sold	6,272.0	71.6%	5,768.4	71.8%	5,203.2	71.6%
Selling and administrative expenses	1,433.3	16.3%	1,266.8	15.8%	1,172.7	16.2%
Operating income	1,057.8	12.1%	998.5	12.4%	887.8	12.2%
Interest expense	(136.2)		(133.6)		(145.1)
Other income, net	15.9		(7.3)		50.1
Earnings before income taxes	937.5		857.6		792.8
Provision for income taxes	204.4		92.6		61.0
Earnings from continuing operations	733.1		765.0		731.8
Discontinued operations, net of tax	3,233.6		267.5		322.4
Net earnings	$3,966.7		$1,032.5		$1,054.2

Diluted earnings per common share:
Continuing operations	$2.48		$2.37		$2.14
Discontinued operations	10.95		0.83		0.95
Net earnings	$13.43		$3.20		$3.09

Revenues
2007 vs. 2006: Net revenues increased by 9% in 2007, or $729.4 million, compared with 2006, which primarily resulted from the following:

Volume/product mix	4.0%
Pricing	2.0%
Currency exchange rates	2.5%
Acquisitions	0.5%
Total	9.0%

Revenues increased significantly in the European, Asian and Latin American regions as volumes, product mix and pricing all improved during 2007. North American revenues increased moderately compared to 2006. These increases occurred in each of our business segments. Recurring revenues continue to be a source of growth as they improved 9% over the prior year and accounted for 18% of net revenues in 2007.

2006 vs. 2005: Net revenues increased by 11% in 2006, or $770.0 million, compared with 2005, which primarily resulted from the following:

Volume/product mix	7.0%
Pricing	2.0%
Acquisitions	1.5%
Currency exchange rates	0.5%
Total	11.0%

All business segments experienced higher revenues on increased volumes created by favorable end markets and new product introductions. Revenues from all major geographic regions also improved during 2006. Recurring revenues improved 10% in 2006 over the prior year.

Cost of Goods Sold
2007 vs. 2006: In 2007, Cost of goods sold as a percentage of net revenues decreased slightly compared with 2006. Increased leverage on higher revenues provided a benefit which was offset by unfavorable mix and higher material costs. Restructuring costs, which accounted for $25 million of the year-over-year increase, had a 0.3% impact on Cost of goods sold as a percent of revenue.

2006 vs. 2005: In 2006, Cost of goods sold as a percentage of net revenues increased slightly compared with 2005. Increased leverage on higher revenues was more than offset by higher material costs and investments in productivity programs.

Selling and Administrative Expenses
2007 vs. 2006: Selling and administrative expenses as a percentage of net revenues increased compared with 2006. This increase was primarily due to increased costs of $23 million associated with the divestiture of Compact Equipment and the Road Development business unit. In addition, share-based compensation expense of $20 million and the prior year adjustment of the allowance for doubtful accounts of $15 million also contributed to the increase. These additional costs were partially offset by better leverage from higher revenue.

2006 vs. 2005: Selling and administrative expenses as a percentage of net revenues decreased compared with 2005. This decrease was primarily due to increased leverage from higher revenues, partially offset by increased investments in new product development of $30 million and lower productivity of $20 million. In addition, 2006 Selling and administrative expenses were favorably impacted by a change in estimate of the allowance for doubtful accounts reserve during the first quarter of 2006, which resulted in a $15 million decrease in Selling and administrative expenses. The change in estimate was made in light of various business and economic factors, including a significant change in our business portfolio and historical and expected write-off experience. In addition, we purchased a new insurance policy, which limits our bad debt exposure. This benefit was more than offset by $20 million of additional share-based compensation costs, which includes $14 million associated with stock options from the adoption of Statement of Financial Accounting Standard No. 123(R).

Operating Income
2007 vs. 2006: Operating income increased by $59.3 million or 5.9% in 2007, compared with 2006. The increase in Operating income was mainly attributable to increased revenues, productivity improvements, improved pricing and favorable volumes. These benefits were partially offset by higher material costs, restructuring costs and unfavorable product mix.

2006 vs. 2005: Operating income increased by $110.7 million or 12.5% in 2006, compared with 2005. The increase in Operating income was mainly attributable to improved pricing and higher volumes. These benefits were partially offset by higher material costs, investments in new product development and productivity programs and restructuring costs.

Interest Expense
2007 vs. 2006: Interest expense increased by $2.6 million in 2007, compared with 2006. The increase was mainly attributable to higher year-over-year average debt levels due to the issuance and subsequent repayment of commercial paper during 2007.

2006 vs. 2005: Interest expense decreased by $11.5 million in 2006, compared with 2005. The decrease was mainly attributable to lower average interest rates and lower year-over-year average debt levels resulting from the timing of borrowing and repayments in 2006.

Other Income, Net
Other income, net increased by $23.2 million in 2007 and decreased by $57.4 million in 2006, which primarily resulted from the following:

In millions	2007	2006	2005
Interest income	$36.2	$15.9	$29.1
Exchange gain (loss)	(2.8)	(21.3)	6.8
Minority interests	(14.3)	(14.9)	(12.7)
Earnings from equity investments	1.0	(0.1)	4.1
Other	(4.2)	13.1	22.8
Other income, net	$15.9	$(7.3)	$50.1

2007 vs. 2006: Other income, net increased in 2007 compared with 2006, mainly due to increased interest income as result of higher average cash balances during 2007. Additionally, Other income, net in 2006 included income from a reduction of a product liability reserve of approximately $9 million.

2006 vs. 2005: Other income, net decreased in 2006 compared with 2005, mainly due to unfavorable foreign exchange movement and lower earnings from equity investments. Also interest income decreased as a result of lower average cash balances during 2006. These decreases were partially offset by a reduction of a $9 million product liability reserve in 2006. In addition, Other income, net in 2005 included income of approximately $10 million from a reduction of a liability for a business previously divested.

Provision for Income Taxes
Our effective tax rate was 21.8%, 10.8% and 7.7% for 2007, 2006 and 2005 respectively. The table below highlights the major changes in our effective tax rate as well as provides a reconciliation to the statutory U.S. tax rate:

	Percent of pretax income
	2007	2006	2005
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. operations	(21.0)	(28.2)	(26.4)
Tax reserves	8.0	4.8	2.2
Other adjustments	(0.2)	(0.8)	(3.1)
Effective tax rate	21.8%	10.8%	7.7%

2007 vs. 2006: The effective tax rate increased approximately 11% in 2007 compared with 2006. The increase in the effective tax rate during 2007 was primarily due to increased earnings in higher tax jurisdictions (7.2%) and increased tax reserves (3.2%) primarily associated with Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), a new accounting standard that we adopted in 2007. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.

2006 vs. 2005: The effective tax rate increased approximately 3.1% in 2007 compared with 2006. The increase in the effective tax rate during 2006 primarily relates to the $27 million charge that we recorded in the third quarter of 2006 associated with the notice received from the IRS, as described under “Significant Events in 2006”.

Review of Business Segments
We classify our business into three reportable segments based on industry and market focus: Climate Control Technologies, Industrial Technologies and Security Technologies. The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Climate Control Technologies
Climate Control Technologies provides solutions for customers to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, refrigerated display merchandisers, beverage coolers, auxiliary power units and walk-in storage coolers and freezers. This segment includes the Thermo King, Hussmann and Koxka brands.

Dollar amounts in millions	2007	% change	2006	% change	2005
Net revenues	$3,372.4	6.4%	$3,171.0	11.1%	$2,853.6
Operating income	382.6	7.5%	356.0	13.0%	315.1
Operating margin	11.3%		11.2%		11.0%

2007 vs. 2006: Net revenues increased by 6.4% in 2007, or $201.4 million, compared with 2006, which mainly resulted from favorable currency movement (4%), higher volumes and product mix (2%) and improved product pricing. Operating income increased during the year due to increased productivity ($68 million), improved product pricing ($44 million) and favorable currency movement ($15 million). These increases were partially offset by higher material costs ($46 million), investments in restructuring ($22 million), unfavorable product mix ($20 million) and new product development ($8 million).

Net revenues grew in the European, Asian and Latin American regions during the year ended 2007, benefiting from strong truck and trailer sales and year-over-year gains in bus and marine containers. These gains were partially offset by lower activity levels in the North American trailer markets. Revenues for service and installation increased with growth in the North American and Asian markets, offsetting weakness in the European market for display cases.

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

Revenues from North American operations for the year ended 2006 increased by approximately 13% compared with 2005, due to growth across all of our businesses. Revenues were bolstered by the Tripac® auxiliary power unit and increased display case sales and stationary refrigeration services revenue. Non-U.S. revenues for the year ended 2006 increased 9% compared with 2005, as the increase in the sales of display cases and refrigerated trailers in Europe more than offset the decline in refrigerated cases and the bus air conditioning market in Asia.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling, golf and utility vehicles and energy generation systems. This segment includes the Ingersoll Rand and Club Car brands.

Dollar amounts in millions	2007	% change	2006	% change	2005
Net revenues	$2,877.1	11.6%	$2,577.7	11.6%	$2,310.4
Operating income	392.0	11.4%	351.8	16.6%	301.6
Operating margin	13.6%		13.6%		13.1%

2007 vs. 2006: Net revenues increased by 11.6% in 2007, or $299.4 million, compared with 2006, mainly due to higher volumes and product mix (5%), a favorable currency impact (2%), acquisitions (2%) and improved product pricing (2%). Operating income for the year ended 2007 was higher due to improved product pricing ($48 million), increased productivity ($33 million) and higher volumes ($32 million). These gains were partially offset by higher material costs ($63 million) and investments in new product development and productivity programs ($13 million).

Air Solutions revenues increased 16% compared with 2006, mainly driven by favorable worldwide industrial markets and increased recurring revenues. Productivity Solutions revenues increased moderately compared with 2006, mainly due to non-U.S. growth in the industrial fluid and handling markets and higher service revenues, partially offset by a weak domestic market for tools. Club Car revenues increased 10% compared with 2006, mainly due to growth in the sales of utility, off-road and aftermarket vehicles and ongoing market share gains in a soft golf market.

2006 vs. 2005: Net revenues increased by 11.6% in 2006, or $267.3 million, compared with 2005, mainly due to higher volumes and product mix (9%), improved product pricing (2%) and acquisitions. Operating income for the year ended 2006 was higher due to increased productivity ($51 million), improved product pricing ($40 million) and higher volumes and product mix ($37 million). These gains were partially offset by higher material costs ($59 million), investments in new product development and productivity programs ($12 million) and additional costs associated with a labor dispute in India ($5 million).

Air Solutions revenues for the year ended 2006 increased 13% compared with 2005, driven by continued strength in worldwide industrial markets, resulting in higher revenues in all major geographic regions and growth in recurring revenues. Productivity Solutions revenues for the year ended 2006 increased by 9% compared with 2005, as a result of new product growth and increased recurring revenues, as well as strong international growth. Club Car revenues for the year ended 2006 increased by 11% compared with 2005, mainly due to higher sales of golf cars, transport and utility vehicles, as well as significant growth in the aftermarket and international markets.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. This segment includes the Schlage, LCN, Von Duprin and CISA brands.

Dollar amounts in millions	2007	% change	2006	% change	2005
Net revenues	$2,513.6	10.0%	$2,285.0	8.8%	$2,099.7
Operating income	433.5	8.3%	400.2	5.1%	380.7
Operating margin	17.2%		17.5%		18.1%

2007 vs. 2006: Net revenues increased by 10.0% in 2007, or $228.6 million, compared with 2006, mainly due to higher volumes and product mix (5%) and improved product pricing (4%). Operating income for the year ended 2007 increased due to improved product pricing ($84 million) and increased productivity ($15 million). These gains were partially offset by higher material costs ($35 million), lower volumes ($16 million), new product development ($6 million) and investments in restructuring ($5 million).

Net revenues grew in all regions during the year benefiting from strong worldwide commercial construction markets, especially in schools, universities and health-care facilities. Revenues from electronic access control and mechanical products also increased year-over-year. Market share gains from both the new home-builder channel and large retail customers increased revenue along with the introduction of residential electronic products and new product designs. These increases helped offset the effects of a declining North American residential market.

2006 vs. 2005: Net revenues increased by 8.8% in 2006, or $185.3 million, compared with 2005, mainly due to higher volumes and product mix (4%), acquisitions (3%) and improved product pricing (2%). Operating income for the year ended 2006 increased due to improved product pricing ($55 million), increased productivity ($30 million), favorable currency movement and higher volumes and product mix. These gains were partially offset by higher material costs ($47 million) and investments in new product development and productivity programs ($32 million).

Net revenues grew in all major geographic regions during 2006. North American revenues increased 4% due to strong commercial market gains. Revenues in Europe increased 12% due to the acquisitions made in 2005, as well as increased pricing and higher volumes. Asian revenues were up sharply, primarily due to bolt-on acquisitions.

Discontinued Operations
The components of discontinued operations for the years ended December 31 are as follows:

In millions	2007	2006	2005
Revenues	$2,957.8	$3,375.7	$3,283.2

Pre-tax earnings (loss) from operations	(82.5)	376.6	413.6
Pre-tax gain on sale	4,382.6	1.1	4.4
Tax expense	(1,066.5)	(110.2)	(95.6)
Discontinued operations, net	$3,233.6	$267.5	$322.4

Pre-tax loss from operations in 2007 includes a non-cash charge of $449.0 million related to our liability for all pending and estimated future asbestos claims through 2053 as discussed below in “Other Discontinued Operations”.

Discontinued operations by business for the years ended December 31 are as follows:

In millions	2007	2006	2005
Compact Equipment, net of tax	$2,927.1	$240.4	$284.7
Road Development, net of tax	672.5	62.9	36.6
Other discontinued operations, net of tax	(366.0)	(35.8)	1.1
Total discontinued operations, net of tax	$3,233.6	$267.5	$322.4

Compact Equipment Divestiture
On July 29, 2007, we agreed to sell our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post closing purchase price adjustments. The sale was completed on November 30, 2007.

Compact Equipment manufactures and sells compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We have accounted for Compact Equipment as discontinued operations and classified the assets and liabilities as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Net revenues and after-tax earnings of Compact Equipment for the years ended December 31 were as follows:

In millions	2007	2006	2005
Net revenues	$2,705.9	$2,648.4	$2,610.1

After-tax earnings from operations	$275.1	$240.4	$284.7
Gain on sale, net of tax of $939.0	2,652.0	-	-
Total discontinued operations, net of tax	$2,927.1	$240.4	$284.7

Road Development Divestiture
On February 27, 2007, we agreed to sell our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion, subject to post closing purchase price adjustments. The sale was completed on April 30, 2007, in all countries except for India, which closed on May 4, 2007.

The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. We have accounted for the Road Development business unit as discontinued operations and classified the assets and liabilities sold to AB Volvo as held for sale for all periods presented in accordance with SFAS 144.

Net revenues and after-tax earnings of the Road Development business unit for the years ended December 31 were as follows:

In millions	2007	2006	2005
Net revenues	$251.9	$727.3	$673.1

After-tax earnings from operations	$37.8	$62.9	$36.6
Gain on sale, net of tax of $164.4	634.7	-	-
Total discontinued operations, net of tax	$672.5	$62.9	$36.6

Other Discontinued Operations
We also have retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2007	2006	2005
Retained costs, net of tax	$(340.9)	$(36.5)	$(34.1)
Net gain (loss) on disposals, net of tax	(25.1)	0.7	35.2
Total discontinued operations, net of tax	$(366.0)	$(35.8)	$1.1

During the fourth quarter of 2007, we recorded a non-cash charge of $449.0 million ($277 million after tax) related to our liability for all pending and estimated future asbestos claims through 2053. Refer to Note 20, Commitments and Contingencies, in the consolidated financial statements for further details on asbestos-related matters.

Liquidity and Capital Resources
The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the consolidated financial statements.

In millions	2007	2006	2005
Operating cash flow provided by (used in) continuing operations	$829.9	$813.1	$440.9
Investing cash flow provided by (used in) continuing operations	6,052.4	(28.7)	(688.6)
Financing cash flow provided by (used in) continuing operations	(2,563.1)	(1,343.2)	(875.7)

Operating Activities
2007 vs. 2006: Our primary source of liquidity is operating cash flows. Net cash provided by operating activities from continuing operations increased to $829.9 million in 2007 compared with $813.1 in 2006. The change was primarily due to higher cash-based earnings in 2007, partially, offset by the $217 million payment to the IRS made during 2007. For further details regarding this tax payment, see Note 18, Income Taxes in the consolidated financial statements.

2006 vs. 2005: Net cash provided by operating activities from continuing operations increased to $813.1 million in 2006 compared with $440.9 million in 2005. This change was mainly due to higher cash-based earnings and a lower investment in our working capital in 2006 compared with 2005.

Investing Activities
2007 vs. 2006: Net cash provided by investing activities from continuing operations in 2007 was $6,052.4 million, compared with net cash used in investing activities from continuing operations of $28.7 million in 2006. The change in investing activities was primarily attributable to the net proceeds of $6,154.3 million from the sale of Compact Equipment and the Road Development business unit in 2007.

2006 vs. 2005: Net cash used in investing activities from continuing operations in 2006 was $28.7 million compared with $688.6 million in 2005. The change was primarily attributable to decreased acquisition activity in 2006. Cash used for acquisitions in 2006 was $49.7 million compared with $484.7 million in 2005, which included the purchase of CISA S.p.A. and Taiwan Fu Hsing Industrial Company Ltd. The decrease was partially offset by increased capital expenditures of $144.8 million in 2006 compared with $86.1 million in 2005. Additionally, during 2006 we sold $155.8 million of marketable securities that were purchased for $152.6 million in 2005.

Financing Activities
2007 vs. 2006: Net cash used in financing activities from continuing operations in 2007 was $2,563.1 million compared with $1,343.2 million in 2006. The change in financing activities was primarily due to the increase in repurchases of Class A common shares and the repayment of $551.7 million of short-term and long-term debt. During 2007, we repurchased approximately 39.7 million Class A common shares at a cost of $1,999.9 million. During 2006, we repurchased 27.7 million Class A common shares at a cost of $1,096.3 million.

2006 vs. 2005: Net cash used in financing activities from continuing operations in 2006 was $1,343.2 million compared with $875.7 million in 2005. The change in financing activities is primarily due to the increase in repurchases of Class A common shares and the repayment of $513.7 million of long-term debt. During 2006, the Company repurchased approximately 27.7 million Class A common shares at a cost of $1,096.3 million. During 2005, the Company repurchased 19.4 million Class A common shares at a cost of $763.6 million. Also during 2005, the Company repurchased the preferred shares of two subsidiaries for $73.6 million, from unrelated third party holders of the shares. The Company has fully consolidated these subsidiaries since their initial purchase.

Other Liquidity Measures
The following table contains several key measures to gauge our financial condition and liquidity at the period ended December 31:

In millions	2007	2006	2005
Cash and cash equivalents	$4,735.3	$355.8	$876.0
Total debt	1,453.7	1,984.6	2,117.0
Total shareholders' equity	7,907.9	5,404.8	5,761.9
Debt-to-total capital ratio	15.4%	26.6%	26.7%

Cash and cash equivalents increased by $4,379.5 million during 2007. The increase is mainly attributable to the sale of Compact Equipment and the Road Development business unit, which generated proceeds of $6,154.3 million.

Total debt levels declined by $530.9 million during 2007 as we repaid $141.8 million of long-term debt and $378.0 million of commercial paper.

In connection with the proposed Trane acquisition, each share of Trane’s common stock (which approximated 195 million at December 31, 2007) will be exchanged for a combination of (i) 0.23 of an Ingersoll Rand Class A common share and (ii) $36.50 in cash, without interest. We intend to use a combination of cash on hand and debt financing in order to pay for the cash portion of the consideration. We have secured commitments from JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Goldman Sachs Credit Partners L.P. to provide up to $3.9 billion in financing through a 364-day senior unsecured bridge facility. If unused, the debt commitments will expire on September 30, 2008.

In 2007, there was significant volatility in the capital markets, which led to an overall tightening of the credit markets. During 2008, we intend to refinance the bridge financing primarily with a combination of short-term and long-term debt. Financing terms will be determined by market conditions at the time of issuance. As such, we cannot assess the impact of the financing on our future financial results.

Our debt-to-total capital ratio at December 31, 2007 decreased significantly compared with 2006, due to a substantial increase in Shareholders’ equity as the result of the $3,286.7 million gain from the sale of Compact Equipment and the Road Development business unit. Additionally, the debt-to-capital ratio was affected by the repayment of $530.9 million of debt during 2007.

Capital expenditures were $119.7 million, $144.8 million and $86.1 million for 2007, 2006 and 2005, respectively. Our investments continue to improve manufacturing productivity, reduce costs and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2008 is estimated to be approximately $150 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.

For financial market risk impacting the Company, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Capitalization
In addition to operating cash flow, we maintain significant credit availability under our commercial paper programs. Our ability to borrow at a cost-effective rate under the commercial paper programs is contingent upon maintaining an investment-grade credit rating. As of December 31, 2007, our credit ratings were as follows:

	Short-term	Long-term
Moody's	P-2	A3
Standard and Poor's	A-2	BBB+
The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

We have additional short-term borrowing alternatives, should the need arise. At December 31, 2007, our committed revolving credit lines consisted of two five-year lines totaling $2.0 billion of which $750 million expires in June 2009 and $1.25 billion expires in August 2010. These lines were unused and provide support for our commercial paper program and indirectly provide support for other financing instruments, such as letters of credit, as required in the normal course of business. We compensate banks for these lines with fees equal to a weighted average of .0775% per annum. Available non-U.S. lines of credit were $756.9 million, of which $620.5 million were unused at December 31, 2007. These lines provide support for bank guarantees, letters of credit and other working capital purposes.

In 2008, we have long-term debt retirements of $681.1 million, which include $547.9 million in bonds that may require early repayment at the option of the holders. We believe that our cash generation and large unused capacity under our committed borrowing facilities provide sufficient capacity to cover all cash requirements for capital expenditures, dividends, debt repayments, and operating lease and purchase obligations in 2008.

In August 2005, our Board of Directors declared a two-for-one stock split effected in the form of a stock distribution to shareholders on September 1, 2005. All references to the number of shares outstanding, per share amounts, and stock option data of our common shares were restated in 2005 to reflect the effect of the stock split. Shareholders’ equity reflects the stock split by reclassifying from Retained earnings to Class A common shares an amount equal to the par value of the additional shares from the split as of the distribution date. The Board also authorized in August 2005, an increase of the quarterly dividend on our Class A common shares from 12.5 cents to 16 cents per share. In August 2006, the Board authorized an increase of the quarterly dividend on our Class A common shares from 16 cents to 18 cents per share.

Contractual Obligations
The following table summarizes our contractual cash obligations by required payment periods, in millions:

				Interest			Total
				payments on			contractual
Payments	Short-term	Long-term		long-term	Purchase	Operating	cash
due by period	debt	debt		debt	obligations	leases	obligations
Less than 1 year	$59.9	$681.1	*	$84.4	$639.0	$54.2	$1,518.6
1 - 3 years	-	18.3		89.1	187.5	81.0	375.9
3 - 5 years	-	18.1		86.1	-	43.8	148.0
More than 5 years	-	676.3		316.6	-	24.8	1,017.7
Total	$59.9	$1,393.8		$576.2	$826.5	$203.8	$3,060.2

* Includes $547.9 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028.

Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and asbestos matters have not been included in the contractual cash obligations table above.

Pensions
In 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158), which requires us to record the funded status of our pension plans on the balance sheet effective December 31, 2006.

As of December 31, 2007, we had net obligations on our balance sheet of $71.5 million, which consist of long-term prepaid pension costs of $166.9 million and current and non-current pension benefits liabilities of $238.4 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants when required. However, certain plans are not or cannot be funded due to either legal or tax requirements in certain jurisdictions. As of December 31, 2007, approximately seven percent of our projected benefit obligation relates to plans that are unfunded.

Our investment objectives in managing defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, minimizes the present value of our required contributions, at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment management decisions reviewed regularly are asset allocations, investment manager performance, investment advisors and trustees. An asset/liability modeling (ALM) study is used as the basis for global asset allocation decisions and updated approximately every five years or as required. As of December 31, 2007, our strategic global asset allocation for the pension plans was 55% in equity securities and 45% in debt securities and cash. We set upper limits and lower limits of plus or minus 5%. The asset allocations are reviewed at least quarterly and any appropriate adjustments are made. Based on the most recent ALM study, we have begun to adjust our strategic global asset allocation for the pension plans to be approximately 40% in equity securities and 60% in debt securities, real estate and cash.

Contributions to our pension plans were $25.5 million in 2007, $31.6 million in 2006, and $119.4 million in 2005. Our policy allows us to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations. We anticipate funding the plans in 2008 in accordance with contributions required by funding regulations or the laws of each jurisdiction and currently project that we will be required to contribute approximately $30 million to our plans worldwide in 2008.

Our pension plans for U.S. non-collectively bargained employees provide benefits on a final average pay formula. Collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans usually provide benefits based on an earnings and years of service formula. Additional supplemental benefit plans are maintained by us for officers and other key employees. Pension benefit payments are expected to be paid as follows: $167.5 million in 2008, $168.1 million in 2009, $184.6 million in 2010, $163.4 million in 2011, $171.1 million in 2012 and $912.0 million for the years 2013 to 2017.

Net pension cost is based on the weighted-average assumptions used at the end of the previous year to calculate the pension benefit obligation, adjusted for any curtailment and settlement gains or losses. Net periodic pension cost for 2007, 2006 and 2005 were as follows:

In millions	2007	2006	2005
Net periodic pension benefit cost	$11.5	$32.7	$32.4
Net curtailment and settlement (gains) losses	63.5	-	4.0
Net periodic pension benefit (income) cost after
net curtailment and settlement (gains) losses	$75.0	$32.7	$36.4

Amounts recorded in continuing operations	$20.6	$38.3	$45.8
Amounts recorded in discontinued operations	54.4	(5.6)	(9.4)
Total	$75.0	$32.7	$36.4

Net periodic pension cost for 2008 is projected to be approximately $23 million.

Postretirement Benefits Other Than Pensions
In 2006, we adopted SFAS 158, which requires us to record the funded status of our postretirement plans on the balance sheet effective December 31, 2006.

We fund postretirement benefit costs principally on a pay-as-you-go basis. Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows: $51.1 million in 2008, $52.2 million in 2009, $55.2 million in 2010, $56.2 million in 2011, $56.3 million in 2012 and $280.4 million for the years 2013 to 2017.

Net periodic postretirement benefit cost is based on the weighted-average assumptions used at the end of the previous year to calculate the postretirement benefit obligation, adjusted for any curtailment and settlement gains or losses, if any. Net periodic postretirement cost for 2007, 2006 and 2005 were as follows:

In millions	2007	2006	2005
Net periodic postretirement benefit cost	$78.1	$79.2	$74.0
Net curtailment and settlement (gains) losses	(265.9)	-	-
Net periodic postretirement benefit (income) cost after net curtailment and settlement (gains) losses	$(187.8)	$79.2	$74.0

Amounts recorded in continuing operations	$22.7	$25.7	$25.1
Amounts recorded in discontinued operations	(210.5)	53.5	48.9
Total	$(187.8)	$79.2	$74.0

Net periodic postretirement benefit cost for 2008 is projected to be approximately $53 million.

Income Taxes
As of December 31, 2007, the Company has accrued current income taxes payable of approximately $594 million, and expects to pay various taxing authorities a substantial portion of the balance in the first quarter of 2008. These large tax payments are primarily associated with 2007 earnings from operations, as well as the large gain on the Compact Equipment divestiture during the fourth quarter of 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the company recorded additional liabilities to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million. The Company has total unrecognized tax benefits of $379.8 million as of December 31, 2007.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Germany, Italy, the Netherlands Switzerland and the United States. In general, the examination of the Company’s material tax returns is completed for the years prior to 2000.

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

Commitments and Contingencies
We are involved in various litigations, claims and administrative proceedings, including environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that the liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows.

Environmental Matters
We continue to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.

We are sometimes a party to environmental lawsuits and claims and have received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. We have also been identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, our involvement is minimal.

In estimating our liability, we have assumed we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

During 2007, we spent $5.6 million on capital projects for pollution abatement and control, and an additional $11.1 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of December 31, 2007, we have recorded reserves for environmental matters of $101.8 million. We believe that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

For a further discussion of our potential environmental liabilities, see Note 20, Commitments and Contingencies, to the consolidated financial statements.

Asbestos Matters
Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against IR-New Jersey and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products, primarily pumps and compressors. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets and packings purchased from third-party suppliers.

Prior to the fourth quarter of 2007, the Company recorded a liability (which it periodically updated) for its actual and anticipated future asbestos settlement costs projected seven years into the future. The Company did not record a liability for future asbestos settlement costs beyond the seven-year period covered by its reserve because such costs previously were not reasonably estimable for the reasons detailed below.

In the fourth quarter of 2007, the Company again reviewed its history and experience with asbestos-related litigation and determined that it had now become possible to make a reasonable estimate of its total liability for pending and unasserted potential future asbestos-related claims. This determination was based upon the Company’s analysis of developments in asbestos litigation, including the substantial and continuing decline in the filing of non-malignancy claims against the Company, the establishment in many jurisdictions of inactive or deferral dockets for such claims, the decreased value of non-malignancy claims because of changes in the legal and judicial treatment of such claims, increasing focus of the asbestos litigation upon malignancy claims, primarily those involving mesothelioma, a cancer with a known historical and predictable future annual incidence rate, and the Company’s substantial accumulated experience with respect to the resolution of malignancy claims, particularly mesothelioma claims, filed against it.

Accordingly, in the fourth quarter of 2007, the Company retained Dr. Thomas Vasquez of Analysis, Research & Planning Corporation (collectively, “ARPC”) to assist it in calculating an estimate of the Company’s total liability for pending and unasserted future asbestos-related claims. ARPC is a respected expert in performing complex calculations such as this. ARPC has been involved in many asbestos-related valuations of current and future liabilities, and its valuation methodologies have been accepted by numerous courts.

The methodology used by ARPC to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors, among others:

•	ARPC’s interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases such as mesothelioma and lung cancer;

•	the Company’s historical experience with the filing of non-malignancy claims against it and the historical ratio between the numbers of non-malignancy and lung cancer claims filed against the Company;

•
ARPC’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological and historical data and the Company’s most recent three-year claims history;

•	an analysis of the Company’s pending cases, by type of disease claimed;

•	an analysis of the Company’s most recent three-year history to determine the average settlement and resolution value of claims, by type of disease claimed;

•
an adjustment for inflation in the future average settlement value of claims, at a 2.5% annual inflation rate, adjusted downward to 1.5% to take account of the declining value of claims resulting from the aging of the claimant population;

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.

Based on these factors, ARPC calculated a total estimated liability of $755 million for the Company to resolve all pending and unasserted potential future claims through 2053, which is ARPC’s reasonable best estimate of the time it will take to resolve asbestos-related claims. This amount is on a pre-tax basis, not discounted for the time-value of money, and excludes the Company’s defense fees (which will continue to be expensed by the Company as they are incurred). After considering ARPC’s analysis and the factors listed above, in the fourth quarter of 2007, the Company increased its recorded liability for asbestos claims by $538 million, from $217 million to $755 million.

In addition, during the fourth quarter of 2007, the Company recorded an $89 million increase in its assets for probable asbestos-related insurance recoveries to $250 million. This represents amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims calculated by ARPC. It also considered the amount of insurance available, gaps in coverage, allocation methodologies, solvency ratings and creditworthiness of the insurers, the amounts already recovered from and the potential for settlements with insurers, and the terms of existing settlement agreements with insurers.

During the fourth quarter of 2007, the Company recorded a non-cash charge to earnings of discontinued operations of $449 million ($277 million after tax), which is the difference between the amount by which the Company increased its total estimated liability for pending and projected future asbestos-related claims and the amount that the Company expects to recover from insurers with respect to that increased liability.

The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information. The Company’s actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company’s or ARPC’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of resolution of each such new claim, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims, acquired over many years and from many different carriers, is substantial. However, limitations in that coverage, primarily due to the considerations described above, are expected to result in the projected total liability to claimants substantially exceeding the probable insurance recovery.

From receipt of its first asbestos claims more than 25 years ago to December 31, 2007, the Company has resolved (by settlement or by dismissal) approximately 208,000 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $308 million, for an average payment per resolved claim of $1,480. The average payment per claim resolved during the year ended December 31, 2007 was $7,491. This amount reflects the Company’s emphasis on resolution of higher value malignancy claims, particularly mesothelioma claims, rather than lower value non-malignancy claims, which are more heavily represented in the Company’s historical settlements. The table below provides additional information regarding asbestos-related claims filed against the Company:

	2002	2003	2004	2005	2006	2007
Open claims - January 1	77,675	96,294	104,513	105,811	102,968	101,709
New claims filed	37,172	30,843	13,541	11,132	6,457	5,398
Claims settled	(16,443)	(21,096)	(11,503)	(12,505)	(6,558)	(5,005)
Claims dismissed	(2,110)	(1,528)	(740)	(1,470)	(1,158)	(1,479)
Open claims - December 31	96,294	104,513	105,811	102,968	101,709	100,623

Over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

Malignancy claims accounted for: approximately 73 percent of the Company’s total asbestos-related settlement payments during the three-year period ended December 31, 2004; approximately 87 percent during the three-year period ended December 31, 2007; and approximately 93 percent in 2007. Non-malignancy claims accounted for: approximately 27 percent of the Company’s total asbestos-related settlement payments during the three-year period ended December 31, 2004; approximately 13 percent during the three-year period ended December 31, 2007; and approximately seven percent in 2007.

For the twelve-month period ended December 31, 2007, total costs for the settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $37 million.

Other Matters
As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company consented to the entry of a civil injunction in the SEC action and entered into a three-year deferred prosecution agreement with the DOJ. Under both settlements, the Company has implemented, and will continue to implement, improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures. In a related matter, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil for Food transactions undertaken by that subsidiary of the Company. Such transactions have previously been reported to the SEC and DOJ, and the Company will continue to cooperate fully with the Italian authorities in this matter.

We sell product on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, we are contingently liable for loan guarantees and residual values of equipment of $5.0 million, including consideration of ultimate net loss provisions. The risk of loss to us is minimal and, historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. We believe these guarantees will not adversely affect the condensed consolidated financial statements.

We are contingently liable for customs duties in certain non-U.S. countries which totaled $11.9 million as of December 31, 2007. These amounts are not accrued as we intend on exporting the product to another country for final sale.

We also have other contingent liabilities for $10.5 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products from divested businesses.

The following represents the changes in our product warranty liability for 2007 and 2006:

In millions	2007	2006
Balance at beginning of year	$137.1	$135.2
Reductions for payments	(68.5)	(61.7)
Accruals for warranties issued during the current period	80.1	66.1
Changes for accruals related to preexisting warranties	(7.8)	(6.9)
Acquisitions	-	0.4
Translation	6.0	4.0
Balance at end of the year	$146.9	$137.1

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense was $72.2 million in 2007, $68.2 million in 2006 and $57.8 million in 2005. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years and thereafter, are as follows: $54.2 million in 2008, $46.2 million in 2009, $34.8 million in 2010, $24.3 million in 2011, $19.5 million in 2012 and $24.8 million thereafter.

Guarantees
As part of its reorganization in 2001, we have fully and unconditionally guaranteed payment of all of the issued public debt securities of IR-New Jersey. No other subsidiary of ours guarantees these securities.

IR-New Jersey has unconditionally guaranteed payment of the principal, premium, if any, and interest on our 4.75% Senior Notes due in 2015 in aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.

Critical Accounting Policies
The notes to the consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of the consolidated financial statements and the following summarizes what we believe are the critical accounting policies and methods used by us:

•
Allowance for doubtful accounts – The Company has provided an allowance for doubtful accounts receivable which represents the best estimate of probable loss inherent in the Company’s accounts receivable portfolio. This estimate is based upon the Company’s policy, derived from its knowledge of its end markets, customer base and products.

In the first quarter of 2006, the Company changed its estimate of the allowance for doubtful accounts in light of various business and economic factors, including a significant change in its business portfolio and historical and expected write-off experience. In addition, the Company signed a new insurance policy which limits its bad debt exposure. As a result, the Company reduced its allowance by $14.6 million, or $13.0 million after-tax, which increased first quarter 2006 diluted earnings per share by $0.04.

•
Goodwill and indefinite-lived intangible assets – The Company has significant goodwill and other intangible assets on its balance sheet related to acquisitions. The valuation and classification of these assets involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the determination of fair market value. The Company’s goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment or when there is a significant change in circumstances. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

•
Long-lived assets and finite-lived intangibles - Long-lived assets and finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows can be generated. Impairment in the carrying value of an asset would be recognized whenever anticipated future undiscounted cash flows from an asset are less than its carrying value. The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of discounted cash flows. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

•
Loss contingencies – Liabilities are recorded for various contingencies arising in the normal course of business, including litigation and administrative proceedings, environmental and asbestos matters and product liability, product warranty, worker’s compensation and other claims. The Company has recorded reserves in the financial statements related to these matters, which are developed using input derived from actuarial estimates and historical and anticipated experience data depending on the nature of the reserve, and in certain instances with consultation of legal counsel, internal and external consultants and engineers. Subject to the uncertainties inherent in estimating future costs for these types of liabilities, the Company believes its estimated reserves are reasonable and does not believe the final determination of the liabilities with respect to these matters would have a material effect on the financial condition, results of operations, liquidity or cash flows of the Company for any year.

•
Asbestos Matters - Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although the Company was neither a manufacturer or producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos related components. As a result, amounts related to asbestos are recorded within Discontinued operations, net of tax. Refer to Note 20, Commitments and Contingencies, in the consolidated financial statements for further details of asbestos-related matters.

•
Revenue Recognition – Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectibility is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company enters into agreements that contain multiple elements, such as equipment, installation and service revenue. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements.

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

•
Employee benefit plans – The Company provides a range of benefits to eligible employees and retired employees, including pensions, postretirement and postemployment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates and health-care cost trend rates. Actuarial valuations are performed to determine expense in accordance with generally accepted accounting principles in the United States. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. Effective December 31, 2006, these effects are generally recognized in shareholders’ equity on an annual basis, due to the adoption of SFAS 158. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. The discount rate reflects a rate at which pension benefits could be effectively settled. It is established and based primarily on the yields of high-quality fixed-income investments available and expected to be available during the life of the plans, a study based on the Citigroup Pension Liability index, and a review of the current yields reported by Moody’s on AA corporate bonds. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid, which should reflect the rates of return on present investments, and on reinvestments over the period. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy and the types of assets held. Historical asset return trends for the larger plans are reviewed over fifteen, ten and five-year periods. The actual rates of return for plan assets over the last fifteen-year period have exceeded the expected rates of return used. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on input from its actuaries, outside investment advisors and information as to assumptions used by plan sponsors.

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the net periodic pension cost of a 0.25% rate decrease in the three basic assumptions are as follows: the discount rate would increase expense by approximately $6.0 million; the rate of compensation increase would decrease expense by approximately $3.4 million; and the estimated return on assets assumption would increase expense by approximately $6.1 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase net periodic postretirement benefit cost by $0.8 million and a 1.0% increase in the health-care cost trend rate would increase the cost by approximately $1.7 million.

In 2006, the Company adopted SFAS 158, which requires the Company to record the funded status of its pension and other postretirement plans on its balance sheet effective December 31, 2006. Refer to Notes 13 and 14 in the consolidated financial statements and the Liquidity and Capital Resources section for further details of the impact of SFAS 158.

The preparation of financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company’s consolidated financial statements. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company’s estimates and actual amounts in any year have not had a material impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for the Company on January 1, 2006. The adoption of SFAS 154 did not have a material impact on its consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. The standard also requires an entity to recognize changes in the funded status within Accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. At December 31, 2006, the Company adopted the provisions of SFAS 158 for its postretirement and pension plans. The adoption of SFAS 158 resulted in a decrease of Total assets of $476.0 million and Shareholders’ equity of $472.8 million (net of tax of $268.2 million) and an increase of Total liabilities of $265.0 million.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. As a result of adopting FIN 48 as of January 1, 2007, the Company recorded additional liabilities to its previously established reserves, and corresponding decrease in Retained earnings of $145.6 million.

Recently Issued Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective for the Company starting on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company starting on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141 (R)). This statement addresses financial accounting and reporting for business combinations and supersedes SFAS 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements set forth in SFAS 141 regarding the purchase method of accounting, but expands the guidance in order to properly recognize and measure, at fair value, the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business. In addition, the statement introduces new accounting guidance on how to recognize and measure contingent consideration, contingencies, acquisition and restructuring costs. SFAS 141(R) is effective for acquisitions occurring after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No 51.” It clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, the statement requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. SFAS 160 is effective for the Company starting on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160 on its financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to fluctuations in non-U.S. currency exchange rates, interest rates and commodity prices which could impact our results of operations and financial condition. To manage certain of those exposures, we use derivative instruments, primarily forward contracts. Derivative instruments utilized by us in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. To minimize the risk of counter party non-performance, derivative instrument agreements are made only through major financial institutions with significant experience in such derivative instruments.

Foreign Currency Exposures
We have operations throughout the world that manufacture and sell their products in various international markets. As a result, we are exposed to movements in exchange rates of various currencies against the U.S. dollar as well as against other currencies throughout the world. We actively manage the currency exposures that are associated with non-U.S. currency purchases and sales and other assets and liabilities at the operating unit level. Exposures that cannot be naturally offset within an operating unit to an insignificant amount are hedged with foreign currency derivatives. We also have non-U.S. currency net asset exposures, which we currently do not hedge with any derivative instrument.

We evaluate our exposure to changes in currency exchange rates using a sensitivity analysis. The sensitivity analysis is a measurement of the potential gain or loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar. Based on the firmly committed currency derivative instruments in place at December 31, 2007, a hypothetical change in fair value of those derivative instruments assuming a 10% increase in exchange rates against the U.S. dollar would result in an unrealized gain of approximately $17.2 million, as compared with an unrealized loss of $27.7 million at December 31, 2006. These amounts would be offset by changes in the fair value of the underlying currency transactions.

Commodity Price Exposures
We are exposed to volatility in the prices of raw materials used in some of our products and use both fixed price contracts and derivative contracts, in limited circumstances, to manage this exposure. We evaluate our exposure to changes in commodity prices using a sensitivity analysis. The sensitivity analysis is a measurement of the potential gain or loss in fair value based on a percentage increase or decrease in commodity prices. Based on the firmly committed commodity derivative instruments in place at December 31, 2007, a hypothetical change in fair value of those derivative instruments assuming a 10% decrease in commodity prices would result in an unrealized loss of approximately $2.4 million. At December 31, 2006 we did not have any derivative instruments hedging our commodity exposure. These amounts would be offset by changes in the fair value of underlying the commodity transactions.

Interest Rate Exposure
Our long-term debt portfolio mainly consists of fixed-rate instruments. From time to time we participate in the debt markets through the issuance of commercial paper, which, by its terms, has a maturity of less than a year. As such, we are exposed to interest rate risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The following consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated February 25, 2008, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:
Report of independent registered public accounting firm
Consolidated statements of income for the years ended December 31, 2007, 2006 and 2005
Consolidated balance sheets at December 31, 2007 and 2006
For the years ended December 31, 2007, 2006 and 2005:
Consolidated statements of shareholders’ equity
Consolidated statements of cash flows
Notes to consolidated financial statements

Financial Statement Schedule:
Consolidated schedule for the years ended December 31, 2007, 2006 and 2005:
Schedule II — Valuation and Qualifying Accounts

(b) The unaudited quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,976.2	$2,224.6	$2,239.0	$2,323.3
Cost of goods sold	1,416.0	1,589.7	1,608.2	1,658.1
Operating income	208.6	274.1	276.3	298.8
Net earnings	217.5	964.1	266.6	2,518.5
Earnings per common share:
Basic	$0.71	$3.21	$0.94	$9.23
Diluted	$0.70	$3.17	$0.92	$9.06

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$1,804.6	$2,048.1	$2,038.0	$2,143.0
Cost of goods sold	1,300.7	1,463.1	1,465.3	1,539.3
Operating income	197.9	252.5	269.0	279.1
Net earnings	253.2	313.5	243.8	222.0
Earnings per common share:
Basic	$0.77	$0.96	$0.77	$0.72
Diluted	$0.76	$0.95	$0.76	$0.72

1.
In the second quarter of 2007, basic and diluted earnings per common share included $2.25 and $2.22, respectively, related to the gain on sale of discontinued operations. For a further discussion of discontinued operations, see Footnote 4, Divestitures and Discontinued Operations, to the consolidated financial statements.

2.
In the fourth quarter of 2007, basic and diluted earnings per common share included $9.48 and $9.30, respectively, related to the gain on sale of discontinued operations. In addition, basic and diluted earnings per common share included a charge of $1.02 and $1.00, respectively relating to asbestos matters for a previously divested business of the Company. For a further description of discontinued operations and asbestos matters, see Footnote 4, Divestitures and Discontinued Operations, and Footnote 20, Commitments and Contingencies, respectively, to the consolidated financial statements.

Item 9.
CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

Item 9A   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, and 13) of Form 10-K will be included in the Company’s Proxy Statement for the Company’s 2008 Annual General Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2007 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company’s executive officers which follows Item 4 in this Annual Report on Form 10-K, is incorporated by reference into Items 10 and 12, respectively, of this Report.

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

INGERSOLL-RAND COMPANY LIMITED
INDEX TO EXHIBITS
(Item 15(a))

Description

2.1
Agreement and Plan of Merger, dated as of October 31, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and IR Merger Corporation. (Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-71642), filed October 30, 2001, and incorporated herein by reference.)

2.2
Stock and Asset Purchase Agreement, dated as of October 16, 2002, between Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries and The Timken Company, on behalf of itself and certain of its subsidiaries. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated October 16, 2002, filed October 17, 2002, and incorporated herein by reference.)

2.3
Amendment to the Stock and Asset Purchase Agreement, dated as of February 18, 2003, amending the Stock Purchase Agreement, dated as of October 16, 2002, between Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries and The Timken Company, on behalf of itself and certain of its subsidiaries. (Previously filed with the Securities and Exchange Commission as an exhibit to Form Schedule 13D, filed February 28, 2003 by Ingersoll-Rand Company and incorporated herein by reference.)

2.4
Equity Purchase Agreement between FRC Acquisition LLC, on behalf of itself and the other buyers named therein, and Ingersoll-Rand Company Limited, on behalf of itself and the other sellers named therein, dated August 25, 2004, in connection with the divestiture of Dresser-Rand. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated August 25, 2004, filed August 26, 2004, and incorporated herein by reference.)

2.5
Pricing Agreement, dated as of May 24, 2005 among Ingersoll-Rand Company Limited, Banc of America Securities, LLC, Deutsche Bank Securities Inc. and Ingersoll-Rand Company. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated May 24, 2005, filed May 27, 2005, and incorporated herein by reference.)

2.6
Asset and Stock Purchase Agreement, dated as of February 27, 2007, among Ingersoll-Rand Company limited, on behalf of itself and the other sellers named therein, and AB Volvo (publ), on behalf of itself and the other buyers named therein. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated February 27, 2007, filed February 28, 2007, and incorporated herein by reference.)

2.7
Asset and Stock Purchase Agreement, dated as of July 29, 2007, among Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries, and Doosan Infracore Co., Ltd. and Doosan Engine Co., Ltd., on behalf of themselves and certain of their subsidiaries. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated July 29, 2007, filed July 31, 2007, and incorporated herein by reference.)

2.8
Agreement and Plan of Merger, dated as of December 15, 2007, among Ingersoll-Rand Company Limited, Indian Merger Sub, Inc. and Trane Inc. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated December 15, 2007, filed December 17, 2007, and incorporated herein by reference.)

3.1
Memorandum of Association of Ingersoll-Rand Company Limited. (Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-71642), filed October 30, 2001, and incorporated herein by reference.)

3.2
Amended and Restated Bye-Laws of Ingersoll-Rand Company Limited, dated June 1, 2005. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-Q for the quarter ended June 30, 2005, filed August 5, 2005, and incorporated herein by reference.)

4.1
Certificate of Designation, Preferences and Rights of Series A Preference Shares of Ingersoll-Rand Company Limited. (Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-71642), filed October 30, 2001, and incorporated herein by reference.)

4.2
Rights Agreement between Ingersoll-Rand Company Limited and The Bank of New York, as Rights Agent. (Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-71642), filed October 30, 2001, and incorporated herein by reference.)

4.3
Voting Agreement between Ingersoll-Rand Company Limited and Ingersoll-Rand Company. (Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-71642), filed October 30, 2001, and incorporated herein by reference.)

4.4
Indenture dated as of August 1, 1986, between Ingersoll-Rand Company and The Bank of New York, as Trustee, as supplemented by first, second and third supplemental indentures. (Previously filed with the Securities and Exchange Commission as an exhibit to Ingersoll-Rand Company’s Registration Statement on Form S-3 (No. 333-39474), filed March 18, 1991, and incorporated herein by reference, and to Ingersoll-Rand Company’s Registration Statement on Form S-3 (No. 333-50902), filed November 29, 2000, and incorporated herein by reference.)

4.5
Fourth Supplemental Indenture, dated as of December 31, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and The Bank of New York, as trustee. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2001, filed March 13, 2002, and incorporated herein by reference.)

4.6
Credit Agreement dated as of August 12, 2005, among Ingersoll-Rand Company and Ingersoll-Rand Company Limited, the banks listed therein, and Citicorp USA, Inc., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and UBS Securities LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Lead Arrangers and Bookrunners. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2006, filed March 1, 2006, and incorporated herein by reference.)

4.7
Credit Agreement, dated as of June 25, 2004, among Ingersoll-Rand Company and Ingersoll-Rand Company Limited, the banks listed therein, The JPMorgan Chase Bank, as Administrative Agent, Citibank N.A., and Deutsche Bank Securities Inc., as Co-Syndication Agents, and The Bank of Tokyo-Mitsubishi, Ltd, as Documentation Agent, and J.P. Morgan Securities Inc., as Lead Arranger and Bookrunner. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2004, filed March 16, 2005, and incorporated herein by reference.)

4.8
Ingersoll-Rand Company Limited and its subsidiaries are parties to several long-term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of Ingersoll-Rand Company Limited and its subsidiaries on a consolidated basis. (Pursuant to paragraph 4(iii) of Item 601(b) of Regulation S-K, Ingersoll-Rand Company Limited agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.)

4.9
Indenture dated as of May 24, 2005 among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and Wells Fargo Bank, N.A., as trustee. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated May 24, 2005, filed May 27, 2005, and incorporated herein by reference.)

10.1
Management Incentive Unit Plan of Ingersoll-Rand Company. Amendment to the Management Incentive Unit Plan, effective January 1, 1982. Amendment to the Management Incentive Unit Plan, effective January 1, 1987. Amendment to the Management Incentive Unit Plan, effective June 3, 1987. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994, and incorporated herein by reference.)

10.2
Reorganization Amendment to Management Incentive Unit Plan, dated December 31, 2001. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2001, filed March 13, 2002, and incorporated herein by reference.)

10.3
Description of Annual Incentive Arrangements for Chairman, President, Sector Presidents and other Staff Officers of Ingersoll-Rand Company Limited. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2005, filed March 1, 2006, and incorporated herein by reference.)

10.4	Description of Performance Share Program for Chairman, President and Chief Executive Officer and the other Participants of Ingersoll-Rand Company Limited. Filed herewith.

10.5
Form of Change in Control Agreement with Tier 1 Officers of Ingersoll-Rand Company Limited, dated as of December 1, 2006. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated November 30, 2006, filed December 4, 2006, and incorporated herein by reference.)

10.6
Form of Change in Control Agreement with Tier 2 Officers of Ingersoll-Rand Company Limited, dated as of December 1, 2006. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated November 30, 2006, filed December 4, 2006, and incorporated herein by reference.)

10.7
Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll- Rand Company. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994, and incorporated herein by reference.)

10.8
Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll-Rand Company. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1996, filed March 26, 1997, and incorporated herein by reference.)

10.9
Forms of insurance and related letter agreements with certain executive officers of Ingersoll-Rand Company. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1993, filed March 30, 1994, and incorporated herein by reference.)

10.10
Amended and Restated Supplemental Pension Plan, dated January 1, 2003. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2002, filed March 5, 2003, and incorporated herein by reference.)

10.11
First Amendment to the Amended and Restated Supplemental Pension Plan, dated January 1, 2003. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2003, filed February 27, 2004, and incorporated herein by reference.)

10.12
Amended and Restated Supplemental Employee Savings Plan, dated January 1, 2003. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2002, filed March 5, 2003, and incorporated herein by reference.)

10.13
First Amendment to the Amended and Restated Supplemental Employee Savings Plan, dated  January 1, 2003. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2003, filed February 27, 2004, and incorporated herein by reference.)

10.14
Incentive Stock Plan of 1995. (Previously filed with the Securities and Exchange Commission as Appendix A to the Notice of 1995 Annual Meeting of Shareholders and Proxy Statement of Ingersoll-Rand Company dated March 15, 1995, and incorporated herein by reference.)

10.15
Reorganization Amendment to Incentive Stock Plan of 1995, dated December 21, 2001. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2001, filed March 13, 2002, and incorporated herein by reference.)

10.16
Senior Executive Performance Plan. (Previously filed with the Securities and Exchange Commission as Appendix A to the Notice of 2000 Annual Meeting of Shareholders and Proxy Statement of Ingersoll-Rand Company, dated March 7, 2000, and incorporated herein by reference.)

10.17
Amended and Restated Elected Officers Supplemental Plan, dated December 31, 2004. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2004, filed March 16, 2005, and incorporated herein by reference.)

10.18
Amendment, dated February 1, 2006, to Amended and Restated Elected Officers Supplemental Plan, dated December 31, 2004. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2005, filed March 1, 2006, and incorporated herein by reference.)

10.19
Elected Officers Supplemental Plan II, dated February 1, 2006. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2005, filed March 1, 2006, and incorporated herein by reference.)

10.20
Amended and Restated Incentive Stock Plan of 1998. (Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-8 (No. 333-130047), filed December 1, 2005, and incorporated herein by reference.)

10.21
Amendment to the Ingersoll-Rand Company Limited Amended and Restated Incentive Stock Plan of 1998, dated December 7, 2005. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated December 7, 2005, filed December 9, 2005, and incorporated herein by reference.)

10.22
Composite Employment Agreement with Chief Executive Officer. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K of Ingersoll-Rand Company for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.)

10.23
Employment Agreement with Michael Lamach, Senior Vice President. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2003, filed February 27, 2004, and incorporated herein by reference.)

10.24
Employment Agreement with James R. Bolch, Senior Vice President. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2005, filed March 1, 2006, and incorporated herein by reference.)

10.25
Addendum, dated December 8, 2005, to Employment Agreement with James R. Bolch. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2005, filed March 1, 2006, and incorporated herein by reference.)

10.26
Amended and Restated Estate Enhancement Program, dated June 1, 1998, and the related form agreements. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, and incorporated herein by reference.)

10.27
First Amendment to the Amended and Restated Estate Enhancement Program, dated December 31, 2001. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-Q for the quarter ended March 31, 2006, filed May 5, 2006, and incorporated herein by reference.)

10.28
Employment Agreement with William Gauld, Senior Vice President, dated September 7, 2006. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2006, filed March 1, 2007, and incorporated herein by reference.)

10.29
Employment Agreement with Marcia J. Avedon, Senior Vice President, dated January 8, 2007. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 10-K for the year ended December 31, 2006, filed March 1, 2007, and incorporated herein by reference.)

10.30
Ingersoll-Rand Company Limited Incentive Stock Plan of 2007. (Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-8 (No. 333-143716), filed June 13, 2007, and incorporated herein by reference.)

10.31
Director Deferred Compensation Plan and Stock Award Plan, as amended and restated effective August 1, 2007. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated August 1, 2007, filed August 3, 2007, and incorporated herein by reference.)

10.32
Director Deferred Compensation Plan and Stock Award Plan II, as amended and restated effective August 1, 2007. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated August 1, 2007, filed August 3, 2007, and incorporated herein by reference.)

10.33
Executive Deferred Compensation Plan, as amended and restated effective August 1, 2007. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated August 1, 2007, filed August 3, 2007, and incorporated herein by reference.)

10.34
Executive Deferred Compensation Plan II, as amended and restated effective August 1, 2007. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated August 1, 2007, filed August 3, 2007, and incorporated herein by reference.)

10.35
Employment Agreement with James V. Gelly dated September 24, 2007 and revised September 28, 2007. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated October 6, 2007, filed October 9, 2007, and incorporated herein by reference.)

10.36
Deferred Prosecution Agreement between Ingersoll-Rand Company Limited and the United States Department of Justice, Criminal Division, Fraud Section filed as of October 31, 2007. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated October 31, 2007, filed November 1, 2007, and incorporated herein by reference.)

10.37
Debt Commitment Letter from JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Goldman Sachs Credit Partners L.P., dated as of December 15, 2007. (Previously filed with the Securities and Exchange Commission as an exhibit to Form 8-K dated December 15, 2007, filed December 17, 2007, and incorporated herein by reference.)

12	Computations of Ratios of Earnings to Fixed Charges. Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand Company Limited. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

23.2	Consent of Analysis, Research & Planning Corporation. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or Rule 15d–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

INGERSOLL RAND COMPANY LIMITED
(Registrant)

By:	/S/ Herbert L. Henkel
(Herbert L. Henkel)
Chief Executive Officer
Date:	February 29, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman, President, Chief
/S/ Herbert L. Henkel	Executive Officer and Director
(Herbert L. Henkel)	(Principal Executive Officer)	February 29, 2008

Senior Vice President and
/S/ James V. Gelly	Chief Financial Officer
(James V. Gelly)	(Principal Financial Officer)	February 29, 2008

/S/ Richard W. Randall	Vice President and Controller
(Richard W. Randall)	(Principal Accounting Officer)	February 29, 2008

/S/ Ann C. Berzin
(Ann C. Berzin)	Director	February 29, 2008

/S/ Gary D. Forsee
(Gary D. Forsee)	Director	February 29, 2008

/S/ Peter C. Godsoe
(Peter C. Godsoe)	Director	February 29, 2008

/S/ Constance Horner
(Constance Horner)	Director	February 29, 2008

/S/ H. William Lichtenberger
(H. William Lichtenberger)	Director	February 29, 2008

/S/ Theodore E. Martin
(Theodore E. Martin)	Director	February 29, 2008

/S/ Patricia Nachtigal
(Patricia Nachtigal)	Director	February 29, 2008

/S/ Orin R. Smith
(Orin R. Smith)	Director	February 29, 2008

/S/ Richard J. Swift
(Richard J. Swift)	Director	February 29, 2008

/S/ Tony L. White
(Tony L. White)	Director	February 29, 2008

INGERSOLL-RAND COMPANY LIMITED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ingersoll-Rand Company Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Ingersoll-Rand Company Limited and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it accounts for stock based compensation effective January 1, 2006, the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006, and the manner in which it accounts for uncertainty in income taxes effective January 1, 2007.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 29, 2008

Ingersoll-Rand Company Limited
Consolidated Statements of Income
In millions, except per share amounts

For the years ended December 31,	2007	2006	2005
Net revenues	$8,763.1	$8,033.7	$7,263.7
Cost of goods sold	6,272.0	5,768.4	5,203.2
Selling and administrative expenses	1,433.3	1,266.8	1,172.7
Operating income	1,057.8	998.5	887.8
Interest expense	(136.2)	(133.6)	(145.1)
Other income, net	15.9	(7.3)	50.1
Earnings before income taxes	937.5	857.6	792.8
Provision for income taxes	204.4	92.6	61.0
Earnings from continuing operations	733.1	765.0	731.8
Discontinued operations, net of tax	3,233.6	267.5	322.4
Net earnings	$3,966.7	$1,032.5	$1,054.2

Basic earnings per common share:
Continuing operations	$2.52	$2.39	$2.17
Discontinued operations	11.12	0.84	0.95
Net earnings	$13.64	$3.23	$3.12

Diluted earnings per common share:
Continuing operations	$2.48	$2.37	$2.14
Discontinued operations	10.95	0.83	0.95
Net earnings	$13.43	$3.20	$3.09

See accompanying notes to consolidated financial statements.

Ingersoll-Rand Company Limited
Consolidated Balance Sheets
In million, except share amounts

December 31,	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,735.3	$355.8
Marketable securities	0.1	0.7
Accounts and notes receivable, less allowance of $12.2 and $8.3 at December 31, 2007 and 2006, respectively	1,660.7	1,481.7
Inventories	827.2	837.7
Other current assets	477.4	355.8
Assets held for sale	-	2,506.1
Total current assets	7,700.7	5,537.8

Property, plant and equipment, net	904.9	868.2
Goodwill	3,993.3	3,837.2
Intangible assets, net	724.6	712.8
Other noncurrent assets	1,052.7	1,189.9
Total assets	$14,376.2	$12,145.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$721.2	$757.6
Accrued compensation and benefits	338.9	306.4
Accrued expenses and other current liabilities	1,434.6	794.1
Short-term borrowings and current maturities of long-term debt	741.0	1,079.4
Liabilities held for sale	-	1,174.9
Total current liabilities	3,235.7	4,112.4

Long-term debt	712.7	905.2
Postemployment and other benefit liabilities	941.9	1,047.1
Other noncurrent liabilities	1,480.5	602.8
Minority interests	97.5	73.6

Shareholders' equity:
Class A common shares, $1 par value (370,035,087 and
364,426,276 shares issued at December 31, 2007 and
2006, respectively, and net of 97,421,234 and 57,699,279
shares owned by subsidiary at December 31, 2007 and 2006, respectively)	272.6	306.8
Retained earnings	7,388.8	5,456.1
Accumulated other comprehensive income (loss)	246.5	(358.1)
Total shareholders' equity	7,907.9	5,404.8
Total liabilities and shareholders' equity	$14,376.2	$12,145.9

See accompanying notes to consolidated financial statements.

Ingersoll-Rand Company Limited
Consolidated Statements of Shareholders' Equity

	Total			Capital in		Accumulated other
	shareholders'	Common stock		excess of	Retained	comprehensive	Comprehensive
In millions, except per share amounts	equity	Amount	Shares	par value	earnings	income (loss)	income
Balance at December 31, 2004	$5,733.8	$173.1	173.1	$469.6	$5,028.3	$62.8
Net earnings	1,054.2				1,054.2		$1,054.2
Currency translation	(267.7)					(267.7)	(267.7)
Change in fair value of derivatives qualifying
as cash flow hedges, net of tax of $2.0	5.7					5.7	5.7
Minimum pension liability adjustment, net of tax of $35.6	71.6					71.6	71.6
Total comprehensive income							$863.8
Shares issued under incentive stock plans	120.0	2.3	2.3	117.7
Repurchase of common shares by subsidiary	(763.6)	(19.4)	(19.4)	(587.3)	(156.9)
Stock split	-	174.7	174.7		(174.7)
Cash dividends, declared and paid ($0.57 per share)	(192.1)				(192.1)
Balance at December 31, 2005	5,761.9	330.7	330.7	-	5,558.8	(127.6)
Net earnings	1,032.5				1,032.5		$1,032.5
Currency translation	258.8					258.8	258.8
Change in fair value of marketable securities and
derivatives qualifying as cash flow hedges,
net of tax of $0.8	(7.3)					(7.3)	(7.3)
Minimum pension liability adjustment, net of tax of $3.2	(9.2)					(9.2)	(9.2)
Total comprehensive income							$1,274.8
Adoption of FASB Statement No. 158, net of tax of $268.2	(472.8)					(472.8)
Shares issued under incentive stock plans	111.2	3.8	3.8	107.4
Repurchase of common shares by subsidiary	(1,096.3)	(27.7)	(27.7)	(151.0)	(917.6)
Share-based compensation	43.6			43.6
Cash dividends, declared and paid ($0.68 per share)	(217.6)				(217.6)
Balance at December 31, 2006	5,404.8	306.8	306.8	-	5,456.1	(358.1)
Adoption of FIN 48	(145.6)				(145.6)
Net earnings	3,966.7				3,966.7		$3,966.7
Currency translation	411.9					411.9	411.9
Change in fair value of marketable securities and derivatives qualifying as cash flow hedges, net of tax of $1.7	(2.2)					(2.2)	(2.2)

Pension and OPEB adjustments, net of tax of $130.0	194.9					194.9	194.9
Total comprehensive income							$4,571.3
Shares issued under incentive stock plans	196.6	5.5	5.5	191.1
Repurchase of common shares by subsidiary	(1,999.9)	(39.7)	(39.7)	(281.6)	(1,678.6)
Share-based compensation	90.5			90.5
Cash dividends, declared and paid ($0.72 per share)	(209.8)				(209.8)
Balance at December 31, 2007	$7,907.9	$272.6	272.6	$-	$7,388.8	$246.5

See accompanying notes to consolidated financial statements.

Ingersoll-Rand Company Limited
Consolidated Statements of Cash Flows
In millions

For the years ended December 31,	2007	2006	2005
Cash flows from operating activities:
Net earnings	$3,966.7	$1,032.5	$1,054.2
Income from discontinued operations, net of tax	(3,233.6)	(267.5)	(322.4)
Adjustments to arrive at net cash provided by operating activities:
Depreciation and amortization	138.8	148.8	156.7
(Gain)/loss on sale of businesses	-	-	(1.5)
(Gain)/loss on sale of property, plant and equipment	(0.7)	0.2	(3.1)
Minority interests, net of dividends	17.9	9.2	(1.3)
Equity earnings, net of dividends	(1.0)	0.1	0.4
Stock settled share based compensation	31.0	20.7	-
Deferred income taxes	146.6	27.8	26.2
Other items	30.6	(12.2)	(49.0)
Changes in other assets and liabilities
(Increase) decrease in:
Accounts and notes receivable	46.2	(94.4)	(115.1)
Inventories	75.4	(21.4)	20.6
Other current and noncurrent assets	(32.3)	(93.6)	(222.4)
Increase (decrease) in:
Accounts payable	(88.1)	182.1	5.7
Other current and noncurrent liabilities	(267.6)	(119.2)	(108.1)
Net cash (used in) provided by continuing operating activities	829.9	813.1	440.9
Net cash (used in) provided by discontinued operating activities	66.2	141.7	399.8
Cash flows from investing activities:
Capital expenditures	(119.7)	(144.8)	(86.1)
Proceeds from sale of property, plant and equipment	14.2	9.6	16.3
Acquisitions, net of cash acquired	(25.7)	(49.7)	(484.7)
Proceeds from business dispositions, net of cash	6,154.3	-	11.4
Proceeds from sales and maturities of marketable securities	0.7	155.8	-
Purchase of marketable securities	-	-	(152.6)
Other	28.6	0.4	7.1
Net cash (used in) provided by continuing investing activities	6,052.4	(28.7)	(688.6)
Net cash (used in) provided by discontinued investing activities	(57.7)	(132.5)	(83.1)
Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(409.9)	369.2	(40.2)
Proceeds from long-term debt	2.0	4.0	301.7
Payments of long-term debt	(141.8)	(513.7)	(198.8)
Net change in debt	(549.7)	(140.5)	62.7
Redemption of preferred stock of subsidiaries	-	-	(73.6)
Proceeds from exercise of stock options	160.2	95.7	90.9
Excess tax benefit from share based compensation	36.1	15.5	-
Dividends paid	(209.8)	(217.6)	(192.1)
Repurchase of common shares by subsidiary	(1,999.9)	(1,096.3)	(763.6)
Net cash (used in) provided by continuing financing activities	(2,563.1)	(1,343.2)	(875.7)
Net cash (used in) provided by discontinued financing activities	-	-	-
Effect of exchange rate changes on cash and cash equivalents	51.8	29.4	(14.2)
Net increase (decrease) in cash and cash equivalents	4,379.5	(520.2)	(820.9)
Cash and cash equivalents - beginning of period	355.8	876.0	1,696.9
Cash and cash equivalents - end of period	$4,735.3	$355.8	$876.0

Cash paid during the year for:
Interest, net of amounts capitalized	$95.3	$105.2	$131.2
Income taxes, net of refunds	$470.1	$195.3	$270.0

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF COMPANY
Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, and its consolidated subsidiaries (the Company) is a leading innovation and solutions provider with strong brands and leading positions within our markets. The Company’s business segments consist of Climate Control Technologies, Industrial Technologies and Security Technologies. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage® and Thermo King®.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Basis of Presentation: The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.

2001 Reorganization: IR-Limited is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization (the reorganization) that became effective on December 31, 2001. The reorganization was accomplished through a merger of a newly formed merger subsidiary of IR-Limited. IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

Principles of Consolidation: The consolidated financial statements include all majority-owned subsidiaries of the Company. Partially owned equity affiliates are accounted for under the equity method. The Company is also required to consolidate variable interest entities in which it bears a majority of the risk to the entities’ potential losses or stands to gain from a majority of the entities’ expected returns. Intercompany accounts and transactions have been eliminated. The assets, liabilities, results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations and held for sale for all periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Some of the more significant estimates include accounting for doubtful accounts, useful lives of property, plant and equipment and intangible assets, purchase price allocations of acquired businesses, valuation of assets including goodwill and other intangible assets, product warranties, sales allowances, pension plans, postretirement benefits other than pensions, taxes, environmental costs, product liability, asbestos matters and other contingencies. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.

Currency Translation: Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates, and income and expenses accounts have been translated using average exchange rates throughout the year. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in the equity section of the balance sheet within Accumulated other comprehensive income (loss). Transactions that are denominated in a currency other than an entity’s functional currency are subject to changes in exchange rates with the resulting gains and losses recorded within net earnings.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less.

Marketable Securities: The Company has classified its marketable securities as available-for-sale in accordance with the guidance under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale marketable securities are accounted for at market prices, with the unrealized gain or loss, less applicable deferred income taxes, recorded within Accumulated other comprehensive income (loss).

Inventories: Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At December 31, 2007 and 2006, approximately 20% of all inventory utilized the LIFO method.

Allowance for Doubtful Accounts: The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. This estimate is based upon company policy, derived from knowledge of its end markets, customer base and products.

In the first quarter of 2006, the Company changed its estimate of the allowance for doubtful accounts in light of various business and economic factors, including a significant change in its business portfolio and historical and expected write-off experience. In addition, the Company signed a new insurance policy which limits its bad debt exposure. As a result, the Company reduced its allowance by $14.6 million, or $13.0 million after-tax, which increased first quarter 2006 diluted earnings per share by $0.04.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. Assets placed in service are recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset except for leasehold improvements, which are depreciated over the shorter of their economic useful life or their lease term. The range of useful lives used to depreciate property, plant and equipment is as follows:

Buildings	10 to 50 years
Machinery and equipment	3 to 12 years
Software	2 to 7 years

Repair and maintenance costs that do not extend the useful life of the asset are charged against earnings as incurred. Major replacements and significant improvements that increase asset values and extend useful lives are capitalized.

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

Goodwill and Intangible Assets: The Company initially records as goodwill the excess of the purchase price over the preliminary fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company tests for impairment during the fourth quarter of its fiscal year using September 30th balances.

Recoverability of goodwill is measured at the reporting unit level and determined using a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the fair value, impairment exists and an impairment loss must be recognized. Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the fair value of the respective intangible assets. Any excess of the carrying value over the fair value is recognized as an impairment loss.

Intangible assets such as patents, customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The range of useful lives is as follows:

Customer relationships	20 - 40 years
Trademarks	20 - 25 years
Patents	5 - 15 years
Other	5 - 20 years

Recoverability of intangible assets with finite useful lives is assessed in the same manner as property, plant and equipment as described above.

Income Taxes: Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company recognizes future tax benefits, such as net operating losses and non-U.S. tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The Company regularly reviews the recoverability of its deferred tax assets considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies. Where appropriate, the Company records a valuation allowance with respect to a future tax benefit.

Product Warranties: Warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms and historical experience. The Company assesses the adequacy of its liabilities and will make adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.

Treasury Stock: The Company, through one of its consolidated subsidiaries, repurchases IR Limited’s Class A common shares from time to time in the open market and in privately negotiated transactions as authorized by the Board of Directors. These repurchases are based upon current market conditions and the discretion of management. Amounts are recorded at cost and included within the Shareholders’ equity section. For the year ended December 31, 2007 and 2006, Class A common shares owned by the Company amounted to 97.4 million and 57.7 million, respectively.

Revenue Recognition: Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectibility is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company enters into agreements that contain multiple elements, such as equipment, installation and service revenue. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements.

Environmental Costs: The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company's commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted.

Asbestos Matters: Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although the Company was neither a manufacturer nor producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos related components. As a result, amounts related to asbestos are recorded within Discontinued operations, net of tax. Refer to Note 20, Commitments and Contingencies, for further details of asbestos related matters.

Research and Development Costs: The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures, including qualifying engineering costs, are expensed when incurred and included in Cost of goods sold. For the years ended December 31, 2007, 2006 and 2005, these expenditures amounted to $128.6 million, $126.7 million and $120.4 million, respectively. The Company also incurs engineering costs that are not considered research and development expenditures.

Software Costs: The Company follows the guidance outlined in Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for all software developed or obtained for internal use, which requires companies to capitalize certain internal-use software costs once specific criteria are met and subsequently amortize these costs over the software’s useful life, which ranges from 2 to 7 years.

Employee Benefit Plans: The Company provides a range of benefits to eligible employees and retired employees, including pensions, postretirement and post-employment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and health-care cost trend rates. Actuaries perform the required calculations to determine expense in accordance with generally accepted accounting principles in the United States. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. Effective December 31, 2006, these amounts are generally recognized into Shareholders’ equity on an annual basis, due to the adoption of SFAS 158. The Company reviews its actuarial assumptions at each measurement date, which is November 30 for its plans, and makes modifications to the assumptions based on current rates and trends, if appropriate.

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

Derivative Instruments: The Company periodically enters into cash flow and other hedge transactions to specifically hedge exposure to various risks related to interest rates, currency rates and commodity pricing. The Company recognizes all derivatives on the consolidated balance sheet at their fair value as either assets or liabilities. For cash flow designated hedges, the effective portion of the changes in fair value of the derivative contract are recorded in Other comprehensive income, net of taxes, and are recognized in the income statement at the time earnings are affected by the hedged transaction. For other hedge transactions, the changes in the fair value of the derivative contract are recognized in the consolidated statement of income.

Recently Adopted Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes a retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for the Company on January 1, 2006. The adoption of SFAS 154 did not have a material impact on its consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. The standard also requires an entity to recognize changes in the funded status within Accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. At December 31, 2006, the Company adopted the provisions of SFAS 158 for its postretirement and pension plans. The adoption of SFAS 158 resulted in a decrease of Total assets of $476.0 million and Shareholders’ equity of $472.8 million (net of tax of $268.2 million) and an increase of Total liabilities of $265.0 million.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. As a result of adopting FIN 48 as of January 1, 2007, the Company recorded additional liabilities to its previously established reserves along with a corresponding decrease in Retained earnings of $145.6 million.

Recently Issued Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective for the Company starting on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company starting on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141 (R)). This statement addresses financial accounting and reporting for business combinations and supersedes SFAS 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements set forth in SFAS 141 regarding the purchase method of accounting, but expands the guidance in order to properly recognize and measure, at fair value, the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business. In addition, the statement introduces new accounting guidance on how to recognize and measure contingent consideration, contingencies, acquisition and restructuring costs. SFAS 141(R) is effective for acquisitions occurring after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No 51.” It clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, the statement requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. SFAS 160 is effective for the Company starting on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160 on its financial statements.

NOTE 3 – ANNOUNCED ACQUISITION OF TRANE INC.
On December 17, 2007, the Company announced that it had executed a definitive agreement to acquire Trane Inc. (Trane), formerly American Standard Companies Inc., in a transaction currently valued at approximately $9.5 billion. Trane is a global leader in indoor climate control systems, services and solutions with 2007 annual revenues of $7.45 billion. The transaction is expected to close in the second quarter of 2008 and is subject to approval by Trane shareholders, regulatory approvals and contractual closing conditions. There can be no assurances that the acquisition will be consummated.

In connection with the proposed Trane acquisition, each share of Trane’s common stock (which approximated 195 million at December 31, 2007) will be exchanged for a combination of (i) 0.23 of an Ingersoll Rand Class A common share and (ii) $36.50 in cash, without interest. The Company intends to use a combination of cash on hand and debt financing in order to pay for the cash portion of the consideration. The Company has secured commitments from JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Credit Suisse, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA and Goldman Sachs Credit Partners L.P. to provide up to $3.9 billion in financing through a 364-day senior unsecured bridge facility. If unused, the debt commitments will expire on September 30, 2008.

NOTE 4 – DIVESTITURES AND DISCONTINUED OPERATIONS
The components of discontinued operations for the years ended December 31 are as follows:

In millions	2007	2006	2005
Revenues	$2,957.8	$3,375.7	$3,283.2

Pre-tax earnings (loss) from operations	(82.5)	376.6	413.6
Pre-tax gain on sale	4,382.6	1.1	4.4
Tax expense	(1,066.5)	(110.2)	(95.6)
Discontinued operations, net	$3,233.6	$267.5	$322.4

Pre-tax loss from operations in 2007 includes a non-cash charge of $449.0 million related to the Company’s liability for all pending and estimated future asbestos claims through 2053 as discussed below in “Other Discontinued Operations”.

Discontinued operations by business for the years ended December 31 are as follows:

In millions	2007	2006	2005
Compact Equipment, net of tax	$2,927.1	$240.4	$284.7
Road Development, net of tax	672.5	62.9	36.6
Other discontinued operations, net of tax	(366.0)	(35.8)	1.1
Total discontinued operations, net of tax	$3,233.6	$267.5	$322.4

Compact Equipment Divestiture
On July 29, 2007, the Company agreed to sell its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. The sale was completed on November 30, 2007.

Compact Equipment manufactures and sells compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company has accounted for Compact Equipment as discontinued operations and has classified the assets and liabilities as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Net revenues and after-tax earnings of Compact Equipment for the years ended December 31 were as follows:

In millions	2007	2006	2005
Net revenues	$2,705.9	$2,648.4	$2,610.1

After-tax earnings from operations	$275.1	$240.4	$284.7
Gain on sale, net of tax of $939.0	2,652.0	-	-
Total discontinued operations, net of tax	$2,927.1	$240.4	$284.7

Road Development Divestiture
On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion, subject to post-closing purchase price adjustments. The sale was completed on April 30, 2007, in all countries except for India, which closed on May 4, 2007.

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

Net revenues and after-tax earnings of the Road Development business unit for the years ended December 31 were as follows:

In millions	2007	2006	2005
Net revenues	$251.9	$727.3	$673.1

After-tax earnings from operations	$37.8	$62.9	$36.6
Gain on sale, net of tax of $164.4	634.7	-	-
Total discontinued operations, net of tax	$672.5	$62.9	$36.6

Other Discontinued Operations
The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2007	2006	2005
Retained costs, net of tax	$(340.9)	$(36.5)	$(34.1)
Net gain (loss) on disposals, net of tax	(25.1)	0.7	35.2
Total discontinued operations, net of tax	$(366.0)	$(35.8)	$1.1

During the fourth quarter of 2007, the Company recorded a non-cash charge of $449.0 million ($277 million after tax) related to the Company’s liability for all pending and estimated future asbestos claims through 2053. Refer to Note 20, Commitments and Contingencies, for further details on asbestos-related matters.

Assets and liabilities recorded as held for sale on the consolidated balance sheet at December 31 were as follows:

In millions	2006
Assets
Current assets	$1,064.3
Property, plant and equipment, net	408.1
Goodwill and other intangible assets, net	791.0
Other assets and deferred income taxes	242.7
Assets held for sale	$2,506.1

Liabilities
Current liabilities	$676.1
Noncurrent liabilities	498.8
Liabilities held for sale	$1,174.9

NOTE 5 – RESTRUCTURING ACTIVITIES
Restructuring charges recorded during the year ended December 31, 2007 were as follows:

	Climate
	Control	Industrial	Security
In millions	Technologies	Technologies	Technologies	Total
Cost of goods sold	$22.3	$0.6	$1.9	$24.8
Selling and administrative	0.1	0.4	3.4	3.9
Total	$22.4	$1.0	$5.3	$28.7

The changes in the restructuring reserve were as follows:

	Climate
	Control	Industrial	Security
In millions	Technologies	Technologies	Technologies	Total
Balance at December 31, 2006	$-	$-	$1.3	$1.3
Additions	22.4	1.0	5.3	28.7
Cash and non-cash uses	(3.0)	(0.3)	(2.7)	(6.0)
Currency translation	1.4	-	0.1	1.5
Balance at December 31, 2007	$20.8	$0.7	$4.0	$25.5

During 2007, the Company initiated restructuring actions relating to ongoing cost reduction efforts across each of its sectors. These actions include both workforce reductions as well as the consolidation of manufacturing facilities.

Actions taken in the Climate Control Technologies sector included a rationalization of manufacturing facilities in the U.S., Europe and Asia that resulted in the closure of a U.S. plant, 2 European plants and a Japanese plant. Security Technologies conducted a consolidation of administrative functions throughout the European sales area.

At December 31, 2007, the Company has $25.5 million accrued for the workforce reductions and consolidation of manufacturing facilities, of which a majority is expected to be paid in the first quarter of 2008, with the remainder paid throughout the rest of the year.

NOTE 6 – MARKETABLE SECURITIES
At December 31, marketable securities were as follows:

	2007			2006
In millions	Amortized cost or cost	Unrealized losses	Fair value	Amortized cost or cost	Unrealized losses	Fair value
Short-term marketable securities:
Equity securities	$0.1	$-	$0.1	$0.7	$-	$0.7
Total	$0.1	$-	$0.1	$0.7	$-	$0.7

Long-term marketable securities:
Equity securities	$17.3	$(4.9)	$12.4	$18.7	$(4.4)	$14.3
Total	$17.3	$(4.9)	$12.4	$18.7	$(4.4)	$14.3

Long-term marketable securities are included within Other assets on the Consolidated Balance Sheet.

NOTE 7 – INVENTORIES
At December 31, the major classes of inventory were as follows:

In millions	2007	2006
Raw materials	$323.2	$353.8
Work-in-process	163.4	186.3
Finished goods	424.9	393.0
	911.5	933.1
LIFO reserve	(84.3)	(95.4)
Total	$827.2	$837.7

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
At December 31, the major classes of property, plant and equipment were as follows:

In millions	2007	2006
Land	$65.4	$59.1
Buildings	485.7	438.7
Machinery and equipment	1,056.6	999.7
Software	174.5	154.2
	1,782.2	1,651.7
Accumulated depreciation	(877.3)	(783.5)
Total	$904.9	$868.2

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $112.3 million, $122.7 million and $125.7 million, which include amounts for software amortization of $17.5 million, $23.1 million and $27.8 million, respectively.

NOTE 9 – GOODWILL
The changes in the carrying amount of goodwill are as follows:

	Climate
	Control	Industrial	Security
In millions	Technologies	Technologies	Technologies	Total
Balance at December 31, 2005	$2,514.2	$321.5	$875.6	$3,711.3
Acquisitions and adjustments*	(22.2)	14.3	17.9	10.0
Currency translation	53.1	5.4	57.4	115.9
Balance at December 31, 2006	2,545.1	341.2	950.9	3,837.2
Acquisitions and adjustments*	-	22.0	(6.1)	15.9
Currency translation	68.7	8.7	62.8	140.2
Balance at December 31, 2007	$2,613.8	$371.9	$1,007.6	$3,993.3
* Includes current year adjustments related to final purchase price allocation adjustments.

NOTE 10 –INTANGIBLE ASSETS
The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at December 31:
	2007		2006
	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization
Customer relationships	$502.4	$87.4	$489.6	$71.8
Trademarks	114.5	15.6	102.6	9.8
Patents	38.2	21.2	30.5	18.2
Other	53.4	29.0	48.9	23.7
Total amortizable intangible assets	708.5	153.2	671.6	123.5
Indefinite-lived intangible assets	169.3	-	164.7	-
Total	$877.8	$153.2	$836.3	$123.5

Intangible asset amortization expense for 2007, 2006 and 2005 was $25.2 million, $24.8 million and $29.6 million, respectively. Estimated amortization expense on existing intangible assets is approximately $30 million for each of the next five fiscal years.

NOTE 11 – DEBT AND CREDIT FACILITIES
At December 31, short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2007	2006
Current maturities of long-term debt	$681.1	$626.7
Other short-term borrowings	59.9	452.7
Total	$741.0	$1,079.4

The weighted-average interest rate for total short-term borrowings at December 31, 2007 and 2006 was 6.9% and 6.3%, respectively.

At December 31, 2007, the Company had no debt outstanding under its commercial paper program, compared to $378.0 million outstanding at December 31, 2006. Commercial paper is included in other short-term borrowings in the table above.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2007	2006
6.75% Senior Notes Due 2008	$-	$124.9
4.75% Senior Notes Due 2015	299.1	299.0
9.00% Debentures Due 2021	125.0	125.0
7.20% Debentures Due 2007-2025	127.5	135.0
6.48% Debentures Due 2025	149.7	149.7
Medium-term Notes Due 2023, at an average rate of 8.22%	-	50.3
Other loans and notes, at end-of-year average interest rates of 4.32%
in 2007 and 4.73% in 2006, maturing in various amounts to 2016	11.4	21.3
Total	$712.7	$905.2

The fair value of long-term debt, including current maturities of long-term debt, at December 31, 2007 and 2006, was $1,336.7 million and $1,524.7 million, respectively. The fair value of long-term debt was based upon quoted market values.

At December 31, 2007, long-term debt retirements are as follows:

Debt
In millions	retirements
2008	$681.1
2009	9.4
2010	8.9
2011	8.9
2012	9.2
Thereafter	676.3
Total	$1,393.8

Long-term debt retirements for 2008 include $547.9 million which only requires repayment at the option of the holder. If these options are not exercised, the final maturity dates of these instruments would range between 2027 and 2028.

The Company's public debt has no financial covenants and its $2.0 billion revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2007, the Company’s debt-to-total capital ratio was significantly beneath this limit.

At December 31, 2007, the Company’s committed revolving credit facilities consisted of two five-year lines totaling $2.0 billion, of which $750 million expires in June 2009 and $1.25 billion expires in August 2010. These lines were unused and provide support for the Company’s commercial paper program and indirectly provide support for other financing instruments, such as letters of credit and comfort letters as required in the normal course of business. The Company compensates banks for unused lines with fees equal to a weighted average of .0775% per annum. Available non-U.S. lines of credit were $756.9 million, of which $620.5 million were unused at December 31, 2007. These lines provide support for bank guarantees, letters of credit and other working capital purposes.

NOTE 12 – FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage risks associated with interest rate, currency rate, commodity price and share-based compensation exposures. Derivative instruments are not used for trading or speculative purposes. On the date a derivative contract is entered into, the Company designates the derivative instrument as either a hedge of a forecasted transaction (a cash flow hedge) or a hedge of recognized asset or liability (a cash flow or undesignated hedge). The Company formally documents its hedge relationships, including identification of the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivative instruments that are designated as hedges to specific assets, liabilities or forecasted transactions.

The Company also assesses both at the inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. Any ineffective portion of a derivative instrument’s change in fair value is recorded directly in Other income, net, in the period of change. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2007, 2006 and 2005. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument would be recorded in Other income, net.

The fair market value of derivative instruments are determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

Currency and Commodity Hedging Instruments
The estimated fair value of currency hedges outstanding at December 31, 2007 and 2006, was a projected loss of $5.2 million and $3.5 million, respectively. The notional amounts of the currency hedges were $355.5 million and $514.0 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, $2.4 million and $1.1 million, net of tax, respectively, was included in Accumulated other comprehensive income (loss) related to the fair value of currency hedges. The amount expected to be reclassified to earnings over the next twelve months is $2.4 million. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. At December 31, 2007, the maximum term of the Company’s currency hedges was 12 months.

The estimated fair value of commodity hedges outstanding at December 31, 2007, was a projected loss of $2.4 million. The notional amount of the commodity hedges was $22.2 million at December 31, 2007. At December 31, 2007, $1.4 million, net of tax, was included in Accumulated other comprehensive income (loss) related to the fair value of commodity hedges. The amount expected to be reclassified to earnings over the next twelve months is $1.4 million. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. During 2006, the Company did not enter into any commodity hedges. However, it used fixed-priced supplier agreements, when available, to minimize the risk of fluctuating commodity prices.

Other Hedging Instruments
In August 2006, the Company entered into two total return swaps (the Swaps) which were derivative instruments used to hedge the Company's exposure to changes in its share-based compensation expense. The aggregate notional amount of the Swaps was approximately $52.6 million. On June 11, 2007, the Company terminated a portion of the Swaps for net cash proceeds of $3.8 million. The Company settled the remaining portion of the Swaps on August 6, 2007, for net cash proceeds of $13.8 million. For the year ended December 31, 2007 and 2006, the Company recorded a gain of $15.5 million and $2.1 million, respectively, associated with the Swaps. The gains and losses associated with the Swaps are recorded within Selling and administrative expenses.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in Accumulated other comprehensive income (loss) and will be recognized into interest expense over the life of the debt. At December 31, 2007, $8.5 million of deferred losses was included in Accumulated other comprehensive income (loss) related to the interest rate locks, of which $1.0 million is expected to be reclassified to earnings over the next twelve months.

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

NOTE 13 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
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

In 2006, the Company adopted SFAS 158, which required the Company to record the funded status of its postretirement plans on its balance sheet effective December 31, 2006. The adoption of SFAS 158 for the Company’s postretirement plans other than pensions resulted in an increase of total liabilities of $300.4 million and a decrease of shareholders’ equity of $135.7 million (net of tax of $164.7 million). See Note 2, Summary of Significant Accounting Policies, for further details.

In connection with the sale of Compact Equipment and the Road Development business unit during 2007, the Company settled its obligation for postretirement benefits for all current and former employees related to these divestitures. In addition, the Company’s U.S. postretirement plan was remeasured as of the sale dates.

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2007	2006
Change in benefit obligations:
Benefit obligation at beginning of year	$1,035.2	$1,009.3
Service cost	11.8	11.8
Interest cost	54.2	55.0
Plan participants' contributions	13.4	12.9
Actuarial (gains) losses	(1.7)	43.4
Benefits paid, net of Medicare Part D subsidy *	(88.9)	(97.0)
Settlements/curtailments	(375.8)	-
Other	1.6	(0.2)
Benefit obligations at end of year	$649.8	$1,035.2
* Amounts are net of Medicare Part D subsidy of $1.9 and $7.1 million in 2007 and 2006, respectively

Funded status:
Plan assets less than benefit obligations	$(649.8)	$(1,035.2)

Amounts included in the balance sheet:
Accrued compensation and benefits	$(51.1)	$(60.1)
Liabilities held for sale	-	(331.7)
Postemployment and other benefit liabilities	(598.7)	(643.4)
Total	$(649.8)	$(1,035.2)

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial losses	Total
Balance at December 31, 2006	$21.8	$(322.2)	$(300.4)
Current year changes recorded to Accumulated
other comprehensive income (loss)	-	1.5	1.5
Amortization reclassified to earnings	(3.8)	15.9	12.1
Settlements/curtailments reclassified to earnings	(3.5)	113.4	109.9
Balance at December 31, 2007	$14.5	$(191.4)	$(176.9)

The components of net periodic postretirement benefit (income) cost for the years ended December 31, were as follows:

In millions	2007	2006	2005
Service cost	$11.8	$11.8	$9.3
Interest cost	54.2	55.0	54.9
Net amortization of prior service gains	(3.8)	(4.2)	(4.2)
Net amortization of net actuarial losses	15.9	16.6	14.0
Net periodic postretirement benefit cost	78.1	79.2	74.0
Net curtailment and settlement (gains) losses	(265.9)	-	-
Net periodic postretirement benefit (income) cost
after net curtailment and settlement (gains) losses	$(187.8)	$79.2	$74.0

Amounts recorded in continuing operations	$22.7	$25.7	$25.1
Amounts recorded in discontinued operations	(210.5)	53.5	48.9
Total	$(187.8)	$79.2	$74.0

The curtailment and settlement gains and losses in 2007 are associated with the divestiture of Compact Equipment and the Road Development business unit. Amounts expected to be recognized in net periodic postretirement benefits cost in 2008 for prior service gains and plan net actuarial losses are $3.5 million and $14.9 million, respectively.

Assumptions:	2007	2006	2005
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	6.00%	5.50%	5.50%
Net periodic benefit cost
For the period January 1 to April 30	5.50%	5.50%	5.75%
For the period May 1 to November 30	5.75%	5.50%	5.75%
For the period December 1 to December 31	6.00%	5.50%	5.75%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	11.00%	11.00%	11.00%
Ultimate inflation rate	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2014	2013	2012

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2007:

	1%	1%
In millions	Increase	Decrease
Effect on total of service and interest cost components	$1.7	$1.5
Effect on postretirement benefit obligation	30.1	26.2

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

Benefit
In millions	payments
2008	$51.1
2009	52.2
2010	55.2
2011	56.2
2012	56.3
2013 - 2017	280.4

NOTE 14 – PENSION PLANS
The Company has noncontributory pension plans covering substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provided benefits on a final average pay formula. The Company’s U.S. collectively bargained pension plans principally provide benefits based on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees.

In 2006, the Company adopted SFAS 158, which requires the Company to record the funded status of its pension plans on its balance sheet effective December 31, 2006. The adoption of SFAS 158 resulted in a decrease of total assets of $476.0 million, total liabilities of $35.4 million and total shareholders’ equity of $337.1 million (net of tax of $103.5 million). See Note 2, Summary of Significant Accounting Policies, for further details.

In connection with the sale of Compact Equipment and the Road Development business unit during 2007, the Company settled its obligation for pension benefits for all current and former employees related to these divestitures. In addition, certain of the Company’s U.S. plans and the U.K. plan were remeasured as of the sale dates.

The following table details information regarding the Company’s pension plans at December 31:

In millions	2007	2006
Change in benefit obligations:
Benefit obligation at beginning of year	$3,175.7	$3,033.2
Service cost	52.0	54.6
Interest cost	164.3	161.3
Employee contributions	2.3	2.8
Acquisitions	0.7	-
Amendments	3.1	19.8
Expenses paid	(4.2)	(3.6)
Actuarial (gains) losses	(83.6)	7.4
Benefits paid	(202.4)	(205.8)
Currency translation	26.0	101.1
Curtailments	(22.2)	0.6
Settlements	(539.3)	(8.2)
Other	-	12.5
Benefit obligation at end of year	$2,572.4	$3,175.7

Change in plan assets:
Fair value at beginning of year	$2,957.3	$2,727.0
Actual return on assets	211.1	325.7
Company contributions	25.5	31.6
Employee contributions	2.3	2.8
Expenses paid	(4.2)	(3.6)
Benefits paid	(202.4)	(205.8)
Currency translation	17.6	85.2
Settlements	(506.3)	(8.0)
Other	-	2.4
Fair value of assets end of year	$2,500.9	$2,957.3

Funded status:
Plan assets less than the benefit obligations	$(71.5)	$(218.4)

Amounts included in the balance sheet:
Long-term prepaid expenses in other assets	$166.9	$95.8
Assets held for sale	-	23.5
Accrued compensation and benefits	(24.5)	(10.0)
Liabilities held for sale	-	(67.7)
Postemployment and other benefit liabilities	(213.9)	(260.0)
Net amount recognized	$(71.5)	$(218.4)

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Net transition obligation	Prior service cost	Net actuarial losses	Total
Balance at December 31, 2006	$(2.1)	$(63.0)	$(574.5)	$(639.6)
Current year changes recorded to Accumulated
other comprehensive income (loss)	-	(3.1)	66.0	62.9
Amortization reclassified to earnings	0.9	9.2	13.8	23.9
Settlements/curtailments reclassified to earnings	0.2	12.4	106.1	118.7
Currency translation	-	-	(4.1)	(4.1)
Balance at December 31, 2007	$(1.0)	$(44.5)	$(392.7)	$(438.2)

Weighted-average assumptions used:
Benefit obligations at December 31,	2007	2006
Discount rate:
U.S. plans	6.25%	5.50%
Non-U.S. plans	6.00%	5.00%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.50%	4.25%

The accumulated benefit obligation for all defined benefit pension plans was $2,439.9 million and $3,005.3 million at December 31, 2007 and 2006, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $955.9 million, $884.1 million and $716.0 million, respectively, as of December 31, 2007, and $1,198.4 million, $1,101.5 million and $861.9 million, respectively, as of December 31, 2006.

Pension benefit payments are expected to be paid as follows:

Benefit
In millions	payments
2008	$167.5
2009	168.1
2010	184.6
2011	163.4
2012	171.1
2013 - 2017	912.0

The components of the Company’s pension related costs for the years ended December 31, include the following:

In millions	2007	2006	2005
Service cost	$52.0	$54.6	$52.9
Interest cost	164.3	161.3	161.3
Expected return on plan assets	(228.7)	(218.9)	(213.9)
Net amortization of:
Prior service costs	9.2	9.4	8.8
Transition amount	0.9	0.9	0.9
Plan net actuarial losses	13.8	25.4	22.4
Net periodic pension benefit cost	11.5	32.7	32.4
Net curtailment and settlement (gains) losses	63.5	-	4.0
Net periodic pension benefit cost after net
curtailment and settlement (gains) losses	$75.0	$32.7	$36.4

Amounts recorded in continuing operations	$20.6	$38.3	$45.8
Amounts recorded in discontinued operations	54.4	(5.6)	(9.4)
Total	$75.0	$32.7	$36.4

The curtailment and settlement gains and losses in 2007 are associated with the divestiture of Compact Equipment and the Road Development business unit. Pension expense for 2008 is projected to be approximately $23 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2007. The amounts expected to be recognized in net periodic pension cost during the year ended 2008 for the net transition obligation, prior service cost and plan net actuarial losses are $0.7 million, $8.4 million and $9.6 million, respectively.

Weighted-average assumptions used:
Net periodic pension cost for the year ended December 31,	2007	2006	2005
Discount rate:
U.S. plans
For the period January 1 to April 30	5.50%	5.50%	5.75%
For the period May 1 to November 30	5.75%	5.50%	5.75%
For the period December 1 to December 31	6.25%	5.50%	5.75%
Non-U.S. plans
For the period January 1 to April 30	5.00%	5.00%	5.25%
For the period May 1 to November 30	5.50%	5.00%	5.25%
For the period December 1 to December 31	6.00%	5.00%	5.25%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans
For the period January 1 to April 30	4.25%	4.00%	4.00%
For the period May 1 to November 30	4.35%	4.00%	4.00%
For the period December 1 to December 31	4.50%	4.00%	4.00%
Expected return on plan assets:
U.S. plans	8.50%	8.50%	8.75%
Non-U.S. plans	7.25%	7.25%	7.50%

The expected long-term rates of return are projected to be the rates of return to be earned over the period until the benefits are paid and are determined as of the measurement date. Accordingly, the long-term rates of return should reflect the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The rates of return utilized reflect the expected rates of return during the periods for which the payment of benefits is deferred. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy and the types of assets held. Historical asset return trends for the larger plans are reviewed over fifteen, ten and five-year periods. The actual rate of return for U.S. plan assets over the last fifteen-year period has exceeded the expected rate of return used. The Company reviews each plan and its historical returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used.

The Company’s pension plans weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

Asset category	2007	2006
Equity securities	54.0%	62.0%
Debt securities	38.4%	33.1%
Real estate	0.4%	0.3%
Other (including cash)	7.2%	4.6%
Total	100.0%	100.0%

The Company’s investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, minimizes the present value of required company contributions, at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment management decisions reviewed regularly are asset allocations, investment manager performance, investment advisors and trustees or custodians. An asset/liability modeling (ALM) study is used as the basis for global asset allocation decisions and updated approximately every five years or as required. As of December 31, 2007, the Company’s strategic global asset allocation for its pension plans was 55% in equity securities and 45% in debt securities and cash. The Company sets upper limits and lower limits of plus or minus 5%. The asset allocations are reviewed at least quarterly and any appropriate adjustments are made. Based on its most recent ALM study, the Company in 2007 has begun to adjust its strategic global asset allocation for its plans to be approximately 40% in equity securities and 60% in debt securities, real estate and cash.

The Company made contributions to its pension plans of $25.5 million in 2007, $31.6 million in 2006, and $119.4 million in 2005. The Company currently projects that it will be required to contribute approximately $30 million to its plans worldwide in 2008. The Company’s policy allows it to fund an amount, which could be in excess of the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2008 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $47.8 million, $48.6 million and $46.8 million in 2007, 2006 and 2005, respectively. The Company's contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $11.4 million, $8.8 million and $8.1 million in 2007, 2006 and 2005, respectively.

NOTE 15 – SHAREHOLDERS’ EQUITY
Common Stock
During 2007, the Company repurchased 39.7 million Class A common shares at a cost of $1,999.9 million under the $4 billion share repurchase program originally authorized by the Board of Directors in December 2006 and expanded in May 2007. During 2006, the Company repurchased 27.7 million Class A common shares at a cost of $1,096.3 million, which completed the Company’s share repurchases under the $2 billion program that was authorized by the Board of Directors in August 2004 and expanded in August 2005.

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

Effective December 31, 2001, IR-Limited became the successor to IR-New Jersey, following the reorganization. The reorganization was accomplished through a merger of a newly formed merger subsidiary into IR-New Jersey. Upon consummation of the merger, the shares of IR-New Jersey common stock automatically became IR-Limited Class A common shares. As part of the reorganization, IR-New Jersey and certain of its subsidiaries, immediately prior to the merger, transferred shares of certain IR-New Jersey subsidiaries and issued certain debt in exchange for which IR-Limited issued 270,500,006 Class B common shares. The Class B common shares are non-voting and pay comparable dividends to the Class A common shares. The authorized share capital of IR-Limited is $1,175,010,000, consisting of (1) 1,175,000,000 common shares, par value $1.00 per share, which common shares consist of (a) 600,000,000 Class A common shares and (b) 575,000,000 Class B common shares, and (2) 10,000,000 preference shares, par value $0.001 per share. Class A common shares (and associated preference share purchase rights) were issued to holders of IR-New Jersey common stock in the merger. No preference shares were outstanding at December 31, 2007 or 2006. As the Class B common shares are owned by a consolidated subsidiary, the cost basis of the shares are eliminated in consolidation.

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

Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are as follows:

In millions	2007	2006
Currency translation	$675.8	$263.9
Fair value of derivatives qualifying
as cash flow hedges, net of tax	(12.3)	(10.5)
Unrealized gain (loss) on marketable securities,
net of tax	(3.7)	(3.3)
Pension and postretirement obligation adjustments, net of tax	(413.3)	(608.2)
Accumulated other comprehensive income (loss)	$246.5	$(358.1)

NOTE 16 – SHARE-BASED COMPENSATION
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

Prior to the adoption, the Company had accounted for stock option plans under the recognition and measurement principles of Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (APB 25). Compensation expense was not recognized for employee stock options because they were granted with strike prices that were equal to the fair market value of the Company’s stock on the date of the grant. Compensation expense was recorded for other share-based payments including stock appreciation rights (SARs), performance shares, deferred compensation and management incentive units awards.

On June 6, 2007, the shareholders of the Company approved the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. The total number of shares authorized by the shareholders is 14.0 million, of which 13.8 million remains available for future incentive awards. The plan replaces the Incentive Stock Plan of 1998 which terminated in May 2007.

Stock Options
The average fair value of the stock options granted for the year ended December 31, 2007 and 2006 was estimated to be $11.06 per share and $10.42 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2007	2006
Dividend yield	1.75%	1.49%
Volatility	26.10%	27.70%
Risk-free rate of return	4.71%	4.47%
Expected life	4.70 years	4.42 years

The fair value of each of the Company’s stock option awards is expensed on a straight-line basis over the required service period, which is generally the three-year vesting period of the options. However, for options granted to retirement eligible employees, the Company recognizes expense for the fair value of the options at the grant date. Expected volatility is based on the historical volatility from traded options on the Company’s stock. The risk-free rate of return is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. Historical data is used to estimate forfeitures within the Company’s valuation model. The Company’s expected life of the stock option awards is derived from historical experience and represents the period of time that awards are expected to be outstanding.

Changes in options outstanding under the plans for the years 2005, 2006 and 2007 are as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2004	18,853,474	$25.19
Granted	6,091,600	38.70
Exercised	(3,921,949)	23.10
Cancelled	(1,140,649)	33.77
December 31, 2005	19,882,476	29.26
Granted	3,305,190	39.33
Exercised	(3,707,839)	25.77
Cancelled	(314,885)	38.82
December 31, 2006	19,164,942	31.54
Granted	3,528,225	43.77
Exercised	(5,386,093)	29.70
Cancelled	(882,183)	41.16
Outstanding December 31, 2007	16,424,891	$34.25	$202.2	5.9
Exercisable December 31, 2007	11,874,003	$31.16	$181.8	4.9

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
			Number	Weighted-	Weighted-	Number	Weighted-	Weighted-
			outstanding at	average	average	exercisable at	average	average
Range of			December 31,	remaining	exercise	December 31,	remaining	exercise
exercise price			2007	life	price	2007	life	price
$ 15.00	-	$ 20.00	1,369,234	4.6	$19.52	1,369,234	4.6	$19.52
20.01	-	25.00	1,761,071	3.2	21.24	1,761,071	3.2	21.24
25.01	-	30.00	1,234,616	1.6	26.07	1,234,616	1.6	26.07
30.01	-	35.00	2,802,177	5.3	32.30	2,802,177	5.3	32.30
35.01	-	40.00	6,221,198	6.6	38.99	4,619,495	6.3	38.84
40.01	-	45.00	2,809,095	8.7	43.19	87,410	2.8	43.13
45.01	-	50.00	4,500	9.6	49.90	-	-	-
50.01	-	55.00	107,000	9.6	51.04	-	-	-
55.01	-	60.00	116,000	9.8	55.22	-	-	-
$ 16.83	-	$ 43.16	16,424,891	5.9	$34.25	11,874,003	4.9	$31.16

At December 31, 2007, there was $23.4 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees. This compensation will be recognized over the required service period, which is generally the three-year vesting period. The aggregate intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $103.4 million and $63.3 million, respectively.

On December 7, 2005, the Compensation Committee of the Company’s board of directors approved the acceleration of the vesting of all outstanding and unvested stock options under the Company’s stock plan for active employees, effective December 31, 2005. As a result of the acceleration, 9.7 million stock options became exercisable, with exercise prices ranging from $19.53 to $39.85, and a weighted-average exercise price of $34.95. In addition to the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the stock options were changed to prohibit transfers of any shares acquired through the exercise of these accelerated options until the earlier of (i) the original vesting date of the option or (ii) termination of employment, retirement, death or disability. The charge associated with the acceleration of vesting was approximately $1 million, which was recorded in the fourth quarter of 2005 and represents the intrinsic value for the estimated number of stock options that would have been forfeited had the acceleration not occurred. Stock options issued after January 1, 2006, generally vest ratably over a three-year period from their date of grant and expire at the end of ten years.

SARs
SARs generally vest ratably over a three-year period from the date of grant and expire at the end of ten years. Effective August 2, 2006, all exercised SARs are settled with the Company’s Class A common shares. Previously, exercised SARs were paid in cash. The following table summarizes the information for currently outstanding SARs:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to exercise	exercise price	value (millions)	remaining life
December 31, 2004	1,609,798	$25.12
Granted	617,700	38.69
Exercised	(345,556)	23.15
Cancelled	(112,808)	29.95
December 31, 2005	1,769,134	30.05
Granted	395,020	39.12
Exercised	(327,717)	24.49
Cancelled	(142,683)	32.18
December 31, 2006	1,693,754	33.11
Granted	-	-
Exercised	(476,400)	30.31
Cancelled	(47,377)	34.72
Outstanding December 31, 2007	1,169,977	$33.99	$14.6	5.8
Exercisable December 31, 2007	814,707	$31.76	$12.0	5.2
Note: The Company did not grant SARS during 2007 and does not anticipate further granting in the future.

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares. For performance year 2006 the award was paid in cash.

On April 17, 2007, and effective for the performance year 2007, the Compensation Committee of the Company’s board of directors approved a revision to the PSP program such that all PSP awards will be paid in Class A common shares rather than in cash. In addition, all shares will vest one year after the date of grant except for retirement-eligible employees which vest immediately. As a result of these changes, a larger portion of the Company’s executive compensation program will be directly linked to the performance of the Company’s Class A common shares, thus further aligning the interests of executives with those of the Company’s shareholders.

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

Other Plans
The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on Class A common shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participants’ account in the form of Class A common share equivalents. The value of the actual incentive units is never paid to participants, and only the fair value of accumulated common share equivalents is paid in cash upon the participants’ retirement. The number of common share equivalents credited to participants’ accounts at December 31, 2007 is 203,620.

The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. At December 31, 2007, there were 275,914 stock grants outstanding, all of which were vested. Effective August 2, 2006, all stock grants are settled with the Company’s Class A common shares rather than cash.

Compensation Expense
Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2007	2006	2005
Stock options	$21.4	$13.6	$1.0
SARs	1.0	4.6	2.0
Performance shares	11.3	10.4	5.8
Deferred compensation	1.8	(0.6)	(1.0)
Other	-	-	0.1
Pre-tax expense	35.5	28.0	7.9
Tax benefit	13.6	10.7	3.0
After tax expense	$21.9	$17.3	$4.9

Amounts recorded in continuing operations	$21.9	$17.3	$4.9
Amounts recorded in discontinued operations	3.9	2.8	0.9
Total	$25.8	$20.1	$5.8

Compensation expense was recognized during the year ended December 31, 2006, for all share-based option awards granted since January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R). The Company recorded additional stock-option expense of $13.6 million in 2006 associated with the adoption of SFAS 123(R).

The following table illustrates the effect on net earnings and earnings per share had the Company applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for the year ended December 31, 2005:

In millions, except per share amounts	2005
Net earnings, as reported	$1,054.2
Add: Stock-based employee compensation expense
included in reported net income, net of tax	5.8
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	79.7
Pro forma net earnings	$980.3

Basic earnings per share:
As reported	$3.12
Pro forma	2.90

Diluted earnings per share:
As reported	$3.09
Pro forma	2.87

The average fair value of stock options granted during the year ended December 31, 2005 was $12.67 using the Black-Scholes option-pricing model, with the following assumptions at the grant date:

2005
Dividend yield	1.30%
Volatility	35.57%
Risk-free rate of return	3.60%
Expected life	5 years

NOTE 17 – OTHER INCOME, NET
At December 31, the components of Other income, net were as follows:

In millions	2007	2006	2005
Interest income	$36.2	$15.9	$29.1
Exchange gain (loss)	(2.8)	(21.3)	6.8
Minority interests	(14.3)	(14.9)	(12.7)
Earnings from equity investments	1.0	(0.1)	4.1
Other	(4.2)	13.1	22.8
Other income, net	$15.9	$(7.3)	$50.1

NOTE 18 – INCOME TAXES
Earnings before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2007	2006	2005
United States	$(140.4)	$35.2	$9.2
Non-U.S.	1,077.9	822.4	783.6
Total	$937.5	$857.6	$792.8

Provision for income taxes by jurisdiction for the years ended December 31 was as follows:

In millions	2007	2006	2005
United States	$52.8	$(32.7)	$(41.0)
Non-U.S.	151.6	125.3	102.0
Total	$204.4	$92.6	$61.0

The components of Provision for income taxes for the years ended December 31 were as follows:

In millions	2007	2006	2005
Current tax expense	$57.8	$64.8	$34.8
Deferred tax expense	146.6	27.8	26.2
Total provision for income taxes	$204.4	$92.6	$61.0

The Provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2007	2006	2005
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. operations	(21.0)	(28.2)	(26.4)
Manufacturing exemption / ETI / FSC	(0.9)	(0.5)	(0.7)
State and local income taxes, net of U.S. tax	(0.1)	(0.5)	(0.2)
Puerto Rico - Sec 936 Credit	-	-	(1.4)
Tax reserves (including uncertain tax position reserves)*	8.0	4.8	2.2
Other adjustments	0.8	0.2	(0.8)
Effective tax rate	21.8%	10.8%	7.7%
* Includes interest and penalties on reserves of 4.2%, 3.1% and 3.1% for 2007, 2006 and 2005, respectively

Tax incentives, in the form of tax holidays, have been granted in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The most significant tax holidays relate to the Company’s locations in China, which have generally received a 2-year full holiday followed by a 3-year 50% exemption, and the Company’s qualifying locations in Ireland, which were granted a 10% tax rate through 2010. The benefit for all tax holidays for the year ended December 31, 2007 and 2006 was $4.9 million and $5.1 million, respectively.

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2007	2006
Deferred tax assets:
Inventory and accounts receivable	$24.0	$23.2
Depreciation and amortization	11.4	50.2
Postemployment and other benefit liabilities	468.5	486.2
Other reserves and accruals	334.9	325.2
Net operating losses and credit carryforwards	445.7	615.3
Other	46.6	26.8
Gross deferred tax assets	1,331.1	1,526.9
Less: deferred tax valuation allowances	(207.4)	(184.2)
Deferred tax assets net of valuation allowances	1,123.7	1,342.7
Deferred tax liabilities:
Inventory and accounts receivable	$(11.6)	$(18.8)
Depreciation and amortization	(511.4)	(444.6)
Postemployment and other benefit liabilities	(39.0)	(41.3)
Other reserves and accruals	(11.7)	(28.4)
Other	(8.3)	(39.8)
Gross deferred tax assets	(582.0)	(572.9)

Net deferred tax assets	$541.7	$769.8

The increase in the valuation allowance of $23.2 million was recorded for U.S. federal tax credit carryforwards, U.S. state net operating loss carryforwards, non-U.S net operating loss and credit carryforwards and other non-US deferred tax assets. Approximately $8.8 million of the valuation allowance for deferred tax assets at December 31, 2007, was acquired in business combination transactions and any tax benefit, when realized, will reduce goodwill rather than the income tax provision.

At December 31, 2007, no deferred taxes have been provided for any portion of the $7.9 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries, and it is not practicable to estimate the amount of additional taxes which may be payable upon distribution.

At December 31, 2007, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in future years:

		Expiration
In millions	Amount	Period
U.S. Federal net operating loss carryforwards	$608.4	2022-2027
U.S. Federal credit carryforwards	130.5	2012-2027
U.S. State net operating loss carryforwards	1,879.0	2008-2027
Non-U.S. net operating loss carryforwards	731.9	2008-Unlimited
Non-U.S. credit carryforwards	13.4	Unlimited

The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominately in Brazil, Germany, Switzerland and the United Kingdom.

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

The Company has total unrecognized tax benefits of $379.8 million and $457.0 million as of December 31, 2007, and January 1, 2007, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $287.4 million as of December 31, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2007
Balance at January 1, 2007	$457.0
Additions based on tax positions related to the current year	22.5
Additions based on tax positions related to prior years	75.5
Reductions based on tax positions related to prior years	(33.6)
Reductions related to settlements with tax authorities	(141.0)
Reductions related to lapses of statute of limitations	(0.6)
Balance at December 31, 2007	$379.8

The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $93.1 million and $88.0 million at December 31, 2007, and January 1, 2007, respectively. For the year ended December 31, 2007, the Company recognized $40.8 million and $11.0 million, respectively, in interest and penalties net of tax related to these uncertain tax positions.

It is reasonably possible that the total amount of unrecognized tax benefits could change within 12 months as a result of settlements of ongoing tax examinations resulting in a decrease of approximately $26.4 million in the unrecognized tax benefits.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Germany, Italy, the Netherlands, Switzerland and the United States. In general, the examination of the Company’s material tax returns is completed for the years prior to 2000, with certain matters being resolved through appeals and litigation.

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

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. Going forward, the Company intends to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions, have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position.

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

NOTE 19 – EARNINGS PER SHARE (EPS)
Basic EPS is calculated by dividing net earnings (income available to common shareholders) by the weighted-average number of Class A common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive common shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table summarizes the weighted-average number of Class A common shares outstanding for basic and diluted earnings per share calculations:

In millions	2007	2006	2005
Weighted-average number of basic shares	290.7	319.9	337.6
Shares issuable under incentive stock plans	4.6	3.2	3.7
Weighted-average number of diluted shares	295.3	323.1	341.3
Anti-dilutive shares	0.2	3.2	0.1

NOTE 20 – COMMITMENTS AND CONTINGENCIES
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

Environmental Matters
The Company continues to be dedicated to an environmental program to reduce the utilization and generation of hazardous materials during the manufacturing process and to remediate identified environmental concerns. As to the latter, the Company is currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.

The Company is sometimes a party to environmental lawsuits and claims and has received notices of potential violations of environmental laws and regulations from the Environmental Protection Agency and similar state authorities. It has also been identified as a potentially responsible party (PRP) for cleanup costs associated with off-site waste disposal at federal Superfund and state remediation sites. For all such sites, there are other PRPs and, in most instances, the Company’s involvement is minimal.

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

During 2007, the Company spent $5.6 million on capital projects for pollution abatement and control, and an additional $11.1 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of December 31, 2007, the Company has recorded reserves for environmental matters of $101.8 million. The Company believes that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos Matters
Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against IR-New Jersey and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products, primarily pumps and compressors. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets and packings purchased from third-party suppliers.

Prior to the fourth quarter of 2007, the Company recorded a liability (which it periodically updated) for its actual and anticipated future asbestos settlement costs projected seven years into the future. The Company did not record a liability for future asbestos settlement costs beyond the seven-year period covered by its reserve because such costs previously were not reasonably estimable for the reasons detailed below.

In the fourth quarter of 2007, the Company again reviewed its history and experience with asbestos-related litigation and determined that it had now become possible to make a reasonable estimate of its total liability for pending and unasserted potential future asbestos-related claims. This determination was based upon the Company’s analysis of developments in asbestos litigation, including the substantial and continuing decline in the filing of non-malignancy claims against the Company, the establishment in many jurisdictions of inactive or deferral dockets for such claims, the decreased value of non-malignancy claims because of changes in the legal and judicial treatment of such claims, increasing focus of the asbestos litigation upon malignancy claims, primarily those involving mesothelioma, a cancer with a known historical and predictable future annual incidence rate, and the Company’s substantial accumulated experience with respect to the resolution of malignancy claims, particularly mesothelioma claims, filed against it.

Accordingly, in the fourth quarter of 2007, the Company retained Dr. Thomas Vasquez of Analysis, Research & Planning Corporation (collectively, “ARPC”) to assist it in calculating an estimate of the Company’s total liability for pending and unasserted future asbestos-related claims. ARPC is a respected expert in performing complex calculations such as this. ARPC has been involved in many asbestos-related valuations of current and future liabilities, and its valuation methodologies have been accepted by numerous courts.

The methodology used by ARPC to project the Company’s total liability for pending and unasserted potential future asbestos-related claims relied upon and included the following factors, among others:

•	ARPC’s interpretation of a widely accepted forecast of the population likely to have been occupationally exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases such as mesothelioma and lung cancer;

•	the Company’s historical experience with the filing of non-malignancy claims against it and the historical ratio between the numbers of non-malignancy and lung cancer claims filed against the Company;

•
ARPC’s analysis of the number of people likely to file an asbestos-related personal injury claim against the Company based on such epidemiological and historical data and the Company’s most recent three-year claims history;

•	an analysis of the Company’s pending cases, by type of disease claimed;

•	an analysis of the Company’s most recent three-year history to determine the average settlement and resolution value of claims, by type of disease claimed;

•
an adjustment for inflation in the future average settlement value of claims, at a 2.5% annual inflation rate, adjusted downward to 1.5% to take account of the declining value of claims resulting from the aging of the claimant population;

•	an analysis of the period over which the Company has and is likely to resolve asbestos-related claims against it in the future.

Based on these factors, ARPC calculated a total estimated liability of $755 million for the Company to resolve all pending and unasserted potential future claims through 2053, which is ARPC’s reasonable best estimate of the time it will take to resolve asbestos-related claims. This amount is on a pre-tax basis, not discounted for the time-value of money, and excludes the Company’s defense fees (which will continue to be expensed by the Company as they are incurred). After considering ARPC’s analysis and the factors listed above, in the fourth quarter of 2007, the Company increased its recorded liability for asbestos claims by $538 million, from $217 million to $755 million.

In addition, during the fourth quarter of 2007, the Company recorded an $89 million increase in its assets for probable asbestos-related insurance recoveries to $250 million. This represents amounts due to the Company for previously paid and settled claims and the probable reimbursements relating to its estimated liability for pending and future claims. In calculating this amount, the Company used the estimated asbestos liability for pending and projected future claims calculated by ARPC. It also considered the amount of insurance available, gaps in coverage, allocation methodologies, solvency ratings and creditworthiness of the insurers, the amounts already recovered from and the potential for settlements with insurers, and the terms of existing settlement agreements with insurers.

During the fourth quarter of 2007, the Company recorded a non-cash charge to earnings of discontinued operations of $449 million ($277 million after tax), which is the difference between the amount by which the Company increased its total estimated liability for pending and projected future asbestos-related claims and the amount that the Company expects to recover from insurers with respect to that increased liability.

The amounts recorded by the Company for asbestos-related liabilities and insurance-related assets are based on currently available information. The Company’s actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Company’s or ARPC’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of resolution of each such new claim, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the Company’s insurance carriers. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect the Company’s liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims, acquired over many years and from many different carriers, is substantial. However, limitations in that coverage, primarily due to the considerations described above, are expected to result in the projected total liability to claimants substantially exceeding the probable insurance recovery.

From receipt of its first asbestos claims more than 25 years ago to December 31, 2007, the Company has resolved (by settlement or by dismissal) approximately 208,000 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $308 million, for an average payment per resolved claim of $1,480. The average payment per claim resolved during the year ended December 31, 2007 was $7,491. This amount reflects the Company’s emphasis on resolution of higher value malignancy claims, particularly mesothelioma claims, rather than lower value non-malignancy claims, which are more heavily represented in the Company’s historical settlements. The table below provides additional information regarding asbestos-related claims filed against the Company:

	2002	2003	2004	2005	2006	2007
Open claims - January 1	77,675	96,294	104,513	105,811	102,968	101,709
New claims filed	37,172	30,843	13,541	11,132	6,457	5,398
Claims settled	(16,443)	(21,096)	(11,503)	(12,505)	(6,558)	(5,005)
Claims dismissed	(2,110)	(1,528)	(740)	(1,470)	(1,158)	(1,479)
Open claims - December 31	96,294	104,513	105,811	102,968	101,709	100,623

Over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

Malignancy claims accounted for: approximately 73 percent of the Company’s total asbestos-related settlement payments during the three-year period ended December 31, 2004; approximately 87 percent during the three-year period ended December 31, 2007; and approximately 93 percent in 2007. Non-malignancy claims accounted for: approximately 27 percent of the Company’s total asbestos-related settlement payments during the three-year period ended December 31, 2004; approximately 13 percent during the three-year period ended December 31, 2007; and approximately seven percent in 2007.

For the twelve-month period ended December 31, 2007, total costs for the settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $37 million.

Other Matters
As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company consented to the entry of a civil injunction in the SEC action and entered into a three-year deferred prosecution agreement with the DOJ. Under both settlements, the Company has implemented, and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures. In a related matter, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil for Food transactions undertaken by that subsidiary of the Company. Such transactions have previously been reported to the SEC and DOJ, and the Company will continue to cooperate fully with the Italian authorities in this matter.

The Company sells product on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of $5.0 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal and, historically, only immaterial losses have been incurred relating to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

The Company is contingently liable for customs duties in certain non-U.S. countries which totaled $11.9 million as of December 31, 2007. These amounts are not accrued as the Company intends on exporting the product to another country for final sale.

The Company also has other contingent liabilities for $10.5 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products from divested businesses.

The following represents the changes in the Company’s product warranty liability for 2007 and 2006:

In millions	2007	2006
Balance at beginning of year	$137.1	$135.2
Reductions for payments	(68.5)	(61.7)
Accruals for warranties issued during the current period	80.1	66.1
Changes for accruals related to preexisting warranties	(7.8)	(6.9)
Acquisitions	-	0.4
Translation	6.0	4.0
Balance at end of the year	$146.9	$137.1

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense was $72.2 million in 2007, $68.2 million in 2006 and $57.8 million in 2005. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years and thereafter, are as follows: $54.2 million in 2008, $46.2 million in 2009, $34.8 million in 2010, $24.3 million in 2011, $19.5 million in 2012 and $24.8 million thereafter.

NOTE 21 – BUSINESS SEGMENT INFORMATION
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the operating segments’ results are prepared on a management basis that is consistent with the manner in which the Company disaggregates financial information for internal review and decision making. The Company largely evaluates performance based on operating income and operating margins. Intercompany sales between segments are considered immaterial.

The Company has divested various businesses over the past few years as it moves to being a leading global diversified industrial enterprise. During 2007, the Company sold its Bobcat, Utility Equipment and Attachments business units as well as its Road Development business unit. Segment information for all years has been revised to exclude the results of these divestitures.

Each reportable segment is based primarily on the types of products it generates. The operating segments have been aggregated based on the aggregation criteria and quantitative thresholds as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” A description of the Company’s reportable segments is as follows:

Climate Control Technologies provides solutions for customers to transport, preserve, store and display temperature-sensitive products by engaging in the design, manufacture, sale and service of transport temperature control units, refrigerated display merchandisers, beverage coolers, auxiliary power units and walk-in storage coolers and freezers. This segment includes the Thermo King, Hussmann and Koxka brands.

Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling, golf and utility vehicles and energy generation systems. The segment includes the Ingersoll Rand and Club Car brands.

Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. This segment includes the Schlage, LCN, Von Duprin and CISA brands.

A summary of operations by reportable segments for the years ended December 31, were as follows:

Dollar amounts in millions	2007	2006	2005
Climate Control Technologies
Revenues	$3,372.4	$3,171.0	$2,853.6
Operating income	382.6	356.0	315.1
Operating income as a percentage of revenues	11.3%	11.2%	11.0%
Depreciation and amortization	48.9	52.1	53.7
Capital expenditures	38.9	25.6	10.4

Industrial Technologies
Revenues	2,877.1	2,577.7	2,310.4
Operating income	392.0	351.8	301.6
Operating income as a percentage of revenues	13.6%	13.6%	13.1%
Depreciation and amortization	36.2	32.4	26.8
Capital expenditures	41.2	55.6	35.1

Security Technologies
Revenues	2,513.6	2,285.0	2,099.7
Operating income	433.5	400.2	380.7
Operating income as a percentage of revenues	17.2%	17.5%	18.1%
Depreciation and amortization	46.6	42.6	44.6
Capital expenditures	34.4	43.6	22.8
Total revenues	$8,763.1	$8,033.7	$7,263.7

Operating income from reportable segments	1,208.1	1,108.0	997.4
Unallocated corporate expense	(150.3)	(109.5)	(109.6)
Total operating income	$1,057.8	$998.5	$887.8
Total operating income as a percentage of revenues	12.1%	12.4%	12.2%

Depreciation and amortization from reportable segments	131.7	127.1	125.1
Unallocated depreciation and amortization	7.1	21.7	31.6
Total depreciation and amortization	$138.8	$148.8	$156.7

Capital expenditures from reportable segments	114.5	124.8	68.3
Corporate capital expenditures	5.2	20.0	17.8
Total capital expenditures	$119.7	$144.8	$86.1

Revenues by destination and long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2007	2006	2005
Revenues
United States	$4,756.0	$4,570.9	$4,221.5
Non-U.S.	4,007.1	3,462.8	3,042.2
Total	$8,763.1	$8,033.7	$7,263.7

In millions	2007	2006
Long-lived assets
United States	$820.5	$841.3
Non-U.S.	639.6	574.9
Total	$1,460.1	$1,416.2

NOTE 22 – IR-NEW JERSEY
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

As part of the reorganization of December 31, 2001, IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At December 31, 2007, $2.1 billion of the original $3.6 billion note remains outstanding.  The Class B common shares are non-voting and pay dividends comparable to the Class A common shares. In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

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

Condensed Consolidating Income Statement
For the year ended December 31, 2007

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$932.2	$7,830.9	$-	$8,763.1
Cost of goods sold	-	644.1	5,627.9	-	6,272.0
Selling and administrative expenses	32.7	304.6	1,096.0	-	1,433.3
Operating (loss) income	(32.7)	(16.5)	1,107.0	-	1,057.8
Equity earnings in affiliates (net of tax)	4,101.0	197.6	2,563.1	(6,861.7)	-
Interest expense	(39.8)	(69.9)	(26.5)	-	(136.2)
Intercompany interest and fees	(53.8)	(684.0)	737.8	-	-
Other income, net	(8.0)	71.4	(47.5)	-	15.9
Earnings (loss) before income taxes	3,966.7	(501.4)	4,333.9	(6,861.7)	937.5
(Benefit) provision for income taxes	-	(167.8)	372.2	-	204.4
Earnings (loss) from continuing operations	3,966.7	(333.6)	3,961.7	(6,861.7)	733.1
Discontinued operations, net of tax	-	2,896.7	336.9	-	3,233.6
Net earnings (loss)	$3,966.7	$2,563.1	$4,298.6	$(6,861.7)	$3,966.7

Condensed Consolidating Income Statement
For the year ended December 31, 2006

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$928.2	$7,105.5	$-	$8,033.7
Cost of goods sold	-	663.8	5,104.6	-	5,768.4
Selling and administrative expenses	16.3	253.2	997.3	-	1,266.8
Operating (loss) income	(16.3)	11.2	1,003.6	-	998.5
Equity earnings in affiliates (net of tax)	1,116.6	607.4	159.3	(1,883.3)	-
Interest expense	(30.3)	(77.6)	(25.7)	-	(133.6)
Intercompany interest and fees	(32.9)	(645.0)	677.9	-	-
Other income, net	(4.6)	64.9	(67.6)	-	(7.3)
Earnings (loss) before income taxes	1,032.5	(39.1)	1,747.5	(1,883.3)	857.6
(Benefit) provision for income taxes	-	(192.1)	284.7	-	92.6
Earnings (loss) from continuing operations	1,032.5	153.0	1,462.8	(1,883.3)	765.0
Discontinued operations, net of tax	-	6.3	261.2	-	267.5
Net earnings (loss)	$1,032.5	$159.3	$1,724.0	$(1,883.3)	$1,032.5

Condensed Consolidating Income Statement
For the year ended December 31, 2005

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$1,008.1	$6,255.6	$-	$7,263.7
Cost of goods sold	-	754.8	4,448.4	-	5,203.2
Selling and administrative expenses	1.2	264.2	907.3	-	1,172.7
Operating (loss) income	(1.2)	(10.9)	899.9	-	887.8
Equity earnings in affiliates (net of tax)	1,104.8	487.1	268.9	(1,860.8)	-
Interest expense	(9.1)	(106.3)	(29.7)	-	(145.1)
Intercompany interest and fees	(38.4)	(425.8)	464.2	-	-
Other income, net	(1.9)	108.8	(56.8)	-	50.1
Earnings (loss) before income taxes	1,054.2	52.9	1,546.5	(1,860.8)	792.8
(Benefit) provision for income taxes	-	(185.4)	246.4	-	61.0
Earnings (loss) from continuing operations	1,054.2	238.3	1,300.1	(1,860.8)	731.8
Discontinued operations, net of tax	-	30.6	291.8	-	322.4
Net earnings (loss)	$1,054.2	$268.9	$1,591.9	$(1,860.8)	$1,054.2

Condensed Consolidating Balance Sheet
December 31, 2007

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$0.6	$545.5	$4,189.2	$-	$4,735.3
Marketable securities	-	-	0.1	-	0.1
Accounts and notes receivable, net	0.4	266.4	1,393.9	-	1,660.7
Inventories, net	-	78.7	748.5	-	827.2
Prepaid expenses and deferred income taxes	-	137.2	340.2	-	477.4
Assets held for sale	-	-	-	-	-
Accounts and notes receivable affiliates	13.5	7,630.2	25,528.6	(33,172.3)	-
Total current assets	14.5	8,658.0	32,200.5	(33,172.3)	7,700.7

Investment in affiliates	10,033.7	9,221.1	40,217.2	(59,472.0)	-
Property, plant and equipment, net	-	152.9	752.0	-	904.9
Intangible assets, net	-	79.9	4,638.0	-	4,717.9
Other assets	1.5	704.6	346.6	-	1,052.7
Total assets	$10,049.7	$18,816.5	$78,154.3	$(92,644.3)	$14,376.2

Current liabilities:
Accounts payable and accruals	$6.9	$529.7	$1,958.1	$-	$2,494.7
Loans payable and current maturities
of long-term debt	-	555.4	185.6	-	741.0
Liabilities held for sale	-	-	-	-	-
Accounts and note payable affiliates	89.1	7,010.2	26,073.0	(33,172.3)	-
Total current liabilities	96.0	8,095.3	28,216.7	(33,172.3)	3,235.7

Long-term debt	299.1	403.2	10.4	-	712.7
Note payable affiliate	1,550.0	2,097.4	-	(3,647.4)	-
Other noncurrent liabilities	196.7	1,917.0	406.2	-	2,519.9
Total liabilities	2,141.8	12,512.9	28,633.3	(36,819.7)	6,468.3

Shareholders' equity:
Class A common shares	370.0	-	(97.4)	-	272.6
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	11,046.3	7,039.7	50,533.8	(61,231.0)	7,388.8
Accumulated other comprehensive income (loss)	568.5	(320.9)	503.5	(504.6)	246.5
	12,255.4	6,718.8	53,302.7	(64,369.0)	7,907.9
Less: Contra account	(4,347.5)	(415.2)	(3,781.7)	8,544.4	-
Total shareholders' equity	7,907.9	6,303.6	49,521.0	(55,824.6)	7,907.9
Total liabilities and equity	$10,049.7	$18,816.5	$78,154.3	$(92,644.3)	$14,376.2

Condensed Consolidating Balance Sheet
December 31, 2006

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$1.7	$81.6	$272.5	$-	$355.8
Marketable securities	-	-	0.7	-	0.7
Accounts and notes receivable, net	0.3	177.6	1,303.8	-	1,481.7
Inventories, net	-	92.6	745.1	-	837.7
Prepaid expenses and deferred income taxes	0.4	374.8	(19.4)	-	355.8
Assets held for sale	-	500.1	2,006.0	-	2,506.1
Accounts and notes receivable affiliates	921.4	2,662.1	26,537.6	(30,121.1)	-
Total current assets	923.8	3,888.8	30,846.3	(30,121.1)	5,537.8

Investment in affiliates	7,130.9	11,565.2	31,009.6	(49,705.7)	-
Property, plant and equipment, net	-	170.0	698.2	-	868.2
Intangible assets, net	-	78.4	4,471.6	-	4,550.0
Other assets	1.7	1,129.8	58.4	-	1,189.9
Total assets	$8,056.4	$16,832.2	$67,084.1	$(79,826.8)	$12,145.9

Current liabilities:
Accounts payable and accruals	$6.3	$361.3	$1,490.5	$-	$1,858.1
Loans payable and current maturities
of long-term debt	378.0	596.8	104.6	-	1,079.4
Liabilities held for sale	-	536.4	638.5	-	1,174.9
Accounts and note payable affiliates	779.0	7,035.7	22,306.4	(30,121.1)	-
Total current liabilities	1,163.3	8,530.2	24,540.0	(30,121.1)	4,112.4

Long-term debt	299.0	411.3	194.9	-	905.2
Note payable affiliate	950.0	2,697.4	-	(3,647.4)	-
Other noncurrent liabilities	239.3	1,437.5	46.7	-	1,723.5
Total liabilities	2,651.6	13,076.4	24,781.6	(33,768.5)	6,741.1

Shareholders' equity:
Class A common shares	364.5	-	(57.7)	-	306.8
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	9,403.3	4,815.3	43,957.1	(52,719.6)	5,456.1
Accumulated other comprehensive income (loss)	(36.4)	(627.9)	205.7	100.5	(358.1)
	10,002.0	4,187.4	46,467.9	(55,252.5)	5,404.8
Less: Contra account	(4,597.2)	(431.6)	(4,165.4)	9,194.2	-
Total shareholders' equity	5,404.8	3,755.8	42,302.5	(46,058.3)	5,404.8
Total liabilities and equity	$8,056.4	$16,832.2	$67,084.1	$(79,826.8)	$12,145.9

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2007

	IR	IR	Other	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash (used in) provided by continuing operating activities	$(100.0)	$(458.1)	$1,388.0	$829.9
Net cash (used in) provided by discontinued operating activities	-	(37.0)	103.2	66.2

Cash flows from investing activities:
Capital expenditures	-	(25.0)	(94.7)	(119.7)
Proceeds from sale of property, plant and equipment	-	4.6	9.6	14.2
Acquisitions, net of cash	-	(0.6)	(25.1)	(25.7)
Proceeds from business dispositions	-	3,076.7	3,077.6	6,154.3
Proceedes from the sale of marketable securities	-	-	0.7	0.7
Cash provided by equity companies, net	-	(0.3)	28.9	28.6
Net cash (used in) provided by continuing investing activities	-	3,055.4	2,997.0	6,052.4
Net cash (used in) provided by discontinued investing activities	-	(4.7)	(53.0)	(57.7)

Cash flows from financing activities:
Net change in debt	(378.0)	(49.4)	(122.3)	(549.7)
Net inter-company (payments) proceeds	776.2	(2,087.8)	1,311.6	-
Proceeds from the exercise of stock options	160.2	-	-	160.2
Excess tax benefit from stock-based compensation	-	29.1	7.0	36.1
Dividends (paid) received	(459.5)	16.4	233.3	(209.8)
Repurchase of common shares by subsidiary	-	-	(1,999.9)	(1,999.9)
Net cash (used in) provided by continuing financing activities	98.9	(2,091.7)	(570.3)	(2,563.1)
Net cash (used in) provided by discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and
cash equivalents	-	-	51.8	51.8

Net (decrease) increase in cash and cash equivalents	(1.1)	463.9	3,916.7	4,379.5
Cash and cash equivalents - beginning of period	1.7	81.6	272.5	355.8
Cash and cash equivalents - end of period	$0.6	$545.5	$4,189.2	$4,735.3

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2006

	IR	IR	Other	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash (used in) provided by continuing operating activities	$(67.4)	$(83.1)	$963.6	$813.1
Net cash (used in) provided by discontinued operating activities	-	173.4	(31.7)	141.7

Cash flows from investing activities:
Capital expenditures	-	(44.0)	(100.8)	(144.8)
Proceeds from sale of property, plant and equipment	-	0.9	8.7	9.6
Acquisitions, net of cash	-	(11.8)	(37.9)	(49.7)
Proceeds from business dispositions	-	-	-	-
Proceedes from the sale of marketable securities	-	-	155.8	155.8
Cash provided by equity companies, net	-	-	0.4	0.4
Net cash (used in) provided by continuing investing activities	-	(54.9)	26.2	(28.7)
Net cash (used in) provided by discontinued investing activities	-	(8.7)	(123.8)	(132.5)

Cash flows from financing activities:
Net change in debt	379.1	(499.7)	(19.9)	(140.5)
Net inter-company (payments) proceeds	(7.3)	323.0	(315.7)	-
Proceeds from the exercise of stock options	95.7	-	-	95.7
Excess tax benefit from stock-based compensation	-	8.9	6.6	15.5
Dividends (paid) received	(423.9)	15.6	190.7	(217.6)
Repurchase of common shares by subsidiary	-	-	(1,096.3)	(1,096.3)
Net cash (used in) provided by continuing financing activities	43.6	(152.2)	(1,234.6)	(1,343.2)
Net cash (used in) provided by discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and
cash equivalents	-	-	29.4	29.4

Net (decrease) increase in cash and cash equivalents	(23.8)	(125.5)	(370.9)	(520.2)
Cash and cash equivalents - beginning of period	25.5	207.1	643.4	876.0
Cash and cash equivalents - end of period	$1.7	$81.6	$272.5	$355.8

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2005

	IR	IR	Other	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Consolidated
Net cash (used in) provided by continuing operating activities	$(32.0)	$(381.3)	$854.2	$440.9
Net cash (used in) provided by discontinued operating activities	-	(111.0)	510.8	399.8

Cash flows from investing activities:
Capital expenditures	-	(38.0)	(48.1)	(86.1)
Proceeds from sale of property, plant and equipment	-	2.1	14.2	16.3
Acquisitions, net of cash	-	-	(484.7)	(484.7)
Proceeds from business dispositions	-	3.7	7.7	11.4
Purchase of marketable securities	-	-	(152.6)	(152.6)
Cash provided by equity companies, net	-	-	7.1	7.1
Net cash (used in) provided by continuing investing activities	-	(32.2)	(656.4)	(688.6)
Net cash (used in) provided by discontinued investing activities	-	(11.3)	(71.8)	(83.1)

Cash flows from financing activities:
Net change in debt	297.4	(87.3)	(147.4)	62.7
Net inter-company (payments) proceeds	(134.8)	(25.2)	160.0	-
Proceeds from the exercise of stock options	90.9	-	-	90.9
Dividends (paid) received	(359.2)	13.2	153.9	(192.1)
Repurchase of common shares by subsidiary	-	-	(763.6)	(763.6)
Redemption of preferred stock of subsidiary	(73.6)	-	-	(73.6)
Net cash (used in) provided by continuing financing activities	(179.3)	(99.3)	(597.1)	(875.7)
Net cash (used in) provided by discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and
cash equivalents	-	-	(14.2)	(14.2)

Net increase in cash and cash equivalents	(211.3)	(635.1)	25.5	(820.9)
Cash and cash equivalents - beginning of period	236.8	842.2	617.9	1,696.9
Cash and cash equivalents - end of period	$25.5	$207.1	$643.4	$876.0

SCHEDULE II

INGERSOLL-RAND COMPANY LIMITED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2004	$45.0
Net reductions in costs and expenses	(6.6)
Deductions *	(13.6)
Business acquisitions and divestitures, net	4.6
Currency translation	(1.1)

Balance December 31, 2005	28.3
Net reductions in costs and expenses	(11.4)
Deductions *	(11.4)
Business acquisitions and divestitures, net	1.4
Currency translation	1.4

Balance December 31, 2006	8.3
Additions charged to costs and expenses	9.8
Deductions *	(7.2)
Business acquisitions and divestitures, net	0.4
Currency translation	0.9

Balance December 31, 2007	$12.2

(*) "Deductions" include accounts and advances written off, less recoveries.

SCHEDULE II

INGERSOLL-RAND COMPANY LIMITED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Amounts in millions)

Reserve for LIFO:

Balance December 31, 2004	$77.2
Additions	2.6
Reductions	(1.9)

Balance December 31, 2005	77.9
Additions	19.7
Reductions	(2.2)

Balance December 31, 2006	95.4
Additions	-
Reductions	(11.1)

Balance December 31, 2007	$84.3