Form 10-Q
period 2008-03-31
INGERSOLL RAND CO LTD
filed 2008-05-12
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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
YES ☐ NO ☒

The number of Class A common shares outstanding as of May 2, 2008 was 272,885,519.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2008	2007
Net revenues	$2,163.3	$1,976.2
Cost of goods sold	(1,540.9)	(1,416.0)
Selling and administrative expenses	(375.4)	(351.6)
Operating income	247.0	208.6
Interest expense	(27.5)	(35.6)
Other, net	39.4	(0.1)
Earnings before income taxes	258.9	172.9
Provision for income taxes	(47.2)	(16.3)
Earnings from continuing operations	211.7	156.6
Discontinued operations, net of tax	(30.1)	60.9
Net earnings	$181.6	$217.5

Basic earnings per common share:
Continuing operations	$0.77	$0.51
Discontinued operations	(0.11)	0.20
Net earnings	$0.66	$0.71

Diluted earnings per common share:
Continuing operations	$0.77	$0.50
Discontinued operations	(0.11)	0.20
Net earnings	$0.66	$0.70

Dividends per common share	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
In millions	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,068.3	$4,735.3
Accounts and notes receivable, less allowance of $12.4 in 2008 and $12.2 in 2007	1,716.6	1,660.7
Inventories	909.0	827.2
Other current assets	463.2	477.5
Total current assets	7,157.1	7,700.7

Property, plant and equipment, net	935.3	904.9
Goodwill	4,110.9	3,993.3
Intangible assets, net	740.3	724.6
Other noncurrent assets	1,108.5	1,052.7
Total assets	$14,052.1	$14,376.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$768.1	$721.2
Accrued compensation and benefits	260.8	338.9
Accrued expenses and other current liabilities	719.6	1,434.6
Short-term borrowings and current maturities of long-term debt	750.0	741.0
Total current liabilities	2,498.5	3,235.7

Long-term debt	712.7	712.7
Postemployment and other benefit liabilities	937.1	941.9
Other noncurrent liabilities	1,488.4	1,480.5
Minority interests	96.8	97.5

Shareholders' equity:
Class A common shares	272.8	272.6
Capital in excess of par value	36.6	-
Retained earnings	7,521.3	7,388.8
Accumulated other comprehensive income (loss)	487.9	246.5
Total shareholders' equity	8,318.6	7,907.9
Total liabilities and shareholders' equity	$14,052.1	$14,376.2

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
In millions	2008	2007
Cash flows from operating activities:
Net earnings	$181.6	$217.5
(Income) loss from discontinued operations, net of tax	30.1	(60.9)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	38.1	36.0
Stock settled share-based compensation	14.0	11.9
Changes in other assets and liabilities, net	(944.0)	(132.6)
Other, net	5.5	7.6
Net cash provided by (used in) continuing operating activities	(674.7)	79.5
Net cash provided by (used in) discontinued operating activities	(11.0)	(33.8)
Cash flows from investing activities:
Capital expenditures	(37.4)	(29.5)
Proceeds from sale of property, plant and equipment	2.1	1.9
Acquisitions, net of cash acquired	(30.3)	(3.6)
Proceeds from business dispositions, net of cash	8.5	-
Other, net	5.1	-
Net cash provided by (used in) continuing investing activities	(52.0)	(31.2)
Net cash provided by (used in) discontinued investing activities	-	(26.1)
Cash flows from financing activities:
Increase in short-term borrowings	7.2	104.1
Payments of long-term debt	(0.8)	(1.9)
Net change in debt	6.4	102.2
Dividends paid	(49.1)	(55.3)
Proceeds from exercise of stock options	4.2	44.7
Repurchase of common shares by subsidiary	-	(133.6)
Other, net	25.8	-
Net cash provided by (used in) continuing financing activities	(12.7)	(42.0)
Net cash provided by (used in) discontinued financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	83.4	2.4
Net increase (decrease) in cash and cash equivalents	(667.0)	(51.2)
Cash and cash equivalents - beginning of period	4,735.3	355.8
Cash and cash equivalents - end of period	$4,068.3	$304.6

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1– Basis of Presentation
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited financial position at March 31, 2008, and results of operations and cash flows for the three months ended March 31, 2008 and 2007.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited (the Company) Annual Report on Form 10-K for the year ended December 31, 2007.

As a result of the divestitures of the Road Development, Bobcat, Utility Equipment and Attachments business units during 2007, the Company realigned its operating and reporting segments to better reflect its market focus. In addition, the results of operations and cash flows of all divested businesses have been separately reported as discontinued operations for all periods presented.

Note 2– Announced Acquisition of Trane Inc.
On December 17, 2007, the Company announced that it had executed a definitive agreement to acquire Trane Inc., (Trane), formerly American Standard Companies Inc., in a transaction currently valued at approximately $9.5 billion. Trane is a global leader in indoor climate control systems, services and solutions with 2007 annual revenues of $7.45 billion. The transaction is expected to close in the second quarter of 2008 and is subject to approval by Trane shareholders, regulatory approvals and contractual closing conditions. There can be no assurances that the acquisition will be consummated.

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

Note 3 – Divestitures and Discontinued Operations
The components of discontinued operations for the three months ended March 31 are as follows:

In millions	2008	2007
Revenues	$9.6	$859.6

Pre-tax earnings (loss) from operations	(11.2)	81.9
Pre-tax gain (loss) on sale	(4.1)	0.1
Tax expense	(14.8)	(21.1)
Discontinued operations, net	$(30.1)	$60.9

Discontinued operations by business for the three months ended March 31 are as follows:

In millions	2008	2007
Compact Equipment, net of tax	$(24.4)	$60.5
Road Development, net of tax	-	15.9
Other discontinued operations, net of tax	(5.7)	(15.5)
Total discontinued operations, net of tax	$(30.1)	$60.9

Compact Equipment Divestiture
On July 29, 2007, the Company agreed to sell its Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion. The sale was completed on November 30, 2007. The purchase price is subject to post-closing adjustments which could result in a favorable or unfavorable adjustment to the gain on sale when ultimately resolved.

Compact Equipment manufactures and sells compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company has accounted for Compact Equipment as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Net revenues and after-tax earnings of Compact Equipment for the three months ended March 31 are as follows:

In millions	2008	2007
Net revenues	$9.6	$692.5

After-tax earnings from operations	0.4	60.5
Loss on sale, net of tax of $20.7	(24.8)	-
Total discontinued operations, net of tax	$(24.4)	$60.5

Road Development Divestiture
On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007 in all countries except for India, which closed on May 4, 2007. The purchase price is subject to post-closing adjustments which could result in a favorable or unfavorable adjustment to the gain on sale when ultimately resolved.

The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. The Company has accounted for the Road Development business unit as discontinued operations for all periods presented in accordance with SFAS 144.

Net revenues and after-tax earnings of the Road Development business unit for the three months ended March 31 are as follows:

In millions	2008	2007
Net revenues	$-	$167.1

After-tax earnings from operations	-	15.9
Total discontinued operations, net of tax	$-	$15.9

Other Discontinued Operations
The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the three months ended March 31 are as follows:

In millions	2008	2007
Retained costs, net of tax	$(5.7)	$(15.6)
Net gain on disposals, net of tax	-	0.1
Total discontinued operations, net of tax	$(5.7)	$(15.5)

Retained costs, net of tax for the three months ended March 31, 2008 includes $6.5 million of after-tax costs related to an adverse verdict in a product liability lawsuit associated with a previously divested business.

Note 4– Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

The major classes of inventory are as follows:

	March 31,	December 31,
In millions	2008	2007
Raw materials	$338.2	$323.2
Work-in-process	180.8	163.4
Finished goods	476.9	424.9
	995.9	911.5
LIFO reserve	(86.9)	(84.3)
Total	$909.0	$827.2

Note 5 – Goodwill
The changes in the carrying amount of goodwill are as follows:

	Climate
	Control	Industrial	Security
In millions	Technologies	Technologies	Technologies	Total
Balance at December 31, 2007	$2,613.8	$371.9	$1,007.6	$3,993.3
Acquisitions and adjustments*	-	1.9	24.2	26.1
Translation	45.3	6.4	39.8	91.5
Balance at March 31, 2008	$2,659.1	$380.2	$1,071.6	$4,110.9

* Includes current year adjustments related to final purchase price allocation adjustments.

The Company initially records as goodwill the excess of the purchase price over the preliminary fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

Note 6 – Intangible Assets
The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	March 31, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
In millions	amount	amortization	amount	amortization
Customer relationships	$510.8	$92.1	$502.4	$87.4
Trademarks	122.0	17.7	114.5	15.6
Patents	39.3	22.4	38.2	21.2
Other	59.7	31.7	53.4	29.0
Total amortizable intangible assets	731.8	163.9	708.5	153.2
Indefinite-lived intangible assets	172.4	-	169.3	-
Total	$904.2	$163.9	$877.8	$153.2

Intangible asset amortization expense was $6.8 million and $6.1 million for the three months ended March 31, 2008 and 2007, respectively. Estimated amortization expense on existing intangible assets is approximately $30 million for each of the next five fiscal years.

Note 7 – Pension Plans
The Company has noncontributory pension plans covering substantially all U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees provide benefits on a final average pay formula and for U.S. collectively bargained employees on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees.

The components of the Company’s pension related costs for the three months ended March 31 are as follows:

In millions	2008	2007
Service cost	$11.4	$14.9
Interest cost	38.5	41.5
Expected return on plan assets	(49.1)	(58.2)
Net amortization of:
Prior service costs	2.1	2.4
Transition amount	0.2	0.2
Plan net actuarial losses	2.4	4.6
Net periodic pension benefit cost	5.5	5.4
Net curtailment and settlement (gains) losses	1.3	-
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$6.8	$5.4

Amounts recorded in continuing operations	$10.5	$8.3
Amounts recorded in discontinued operations	(3.7)	(2.9)
Total	$6.8	$5.4

The Company made employer contributions of $6.8 million and $7.9 million to its pension plans during the three months ended March 31, 2008 and 2007, respectively.

The curtailment and settlement losses in 2008 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.

Note 8 – Postretirement Benefits Other Than Pensions
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

The components of net periodic postretirement benefit cost for the three months ended March 31 are as follows:

In millions	2008	2007
Service cost	$1.0	$3.2
Interest cost	9.5	14.1
Net amortization of prior service gains	(0.9)	(1.1)
Net amortization of net actuarial losses	3.7	4.9
Net periodic postretirement benefit cost	$13.3	$21.1

Amounts recorded in continuing operations	$5.9	$6.8
Amounts recorded in discontinued operations	7.4	14.3
Total	$13.3	$21.1

Note 9– Comprehensive Income
The components of comprehensive income for the three months ended March 31 are as follows:

In millions	2008	2007
Net earnings	$181.6	$217.5
Other comprehensive income (loss):
Foreign currency translation adjustment	231.2	35.5
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	7.1	-
Unrealized gain (loss) on marketable securities, net of tax	(1.5)	(0.5)
Pension and other postretirement benefits liability adjustment, net of tax	4.6	6.9
Comprehensive income	$423.0	$259.4

Included in accumulated other comprehensive income is the estimated value of the Company’s currency and commodity hedges. At March 31, 2008 and 2007, the currency hedges had a projected gain of $2.0 million and a projected loss of $1.3 million, net of tax, respectively. At March 31, 2008, the commodity hedges had a projected gain of $1.0 million, net of tax. At March 31, 2007, the Company did not have commodity hedges as part of its hedge portfolio. Also included in other comprehensive income are projected losses of $8.3 million related to interest rate locks, all of which qualified as cash flow hedges. The amounts expected to be reclassified to earnings over the next twelve months for the currency hedges, commodity hedges and interest rate locks is $2.0 million, $1.0 million and $1.0 million, respectively. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. The projected fair value of all currency derivatives at March 31, 2008 and 2007 was a gain of $4.2 million and a loss of $0.1 million, respectively.

During the first quarter of 2008, the Company determined that four of its forecasted cash flow hedges were ineffective, as the underlying forecasted transactions were no longer considered probable of occurring. The Company dedesignated these hedges and recorded a gain of $0.3 million within Other, net.

Note 10 – Restructuring Activities
Restructuring charges recorded during the three months ended March 31, 2008 were as follows:

	Climate
	Control	Industrial	Security
In millions	Technologies	Technologies	Technologies	Total
Cost of goods sold	$0.5	$2.1	$-	$2.6
Selling and administrative	0.5	0.7	-	1.2
Total	$1.0	$2.8	$-	$3.8

The changes in the restructuring reserve were as follows:

	Climate
	Control	Industrial	Security
In millions	Technologies	Technologies	Technologies	Total
Balance at December 31, 2007	$20.8	$0.7	$4.0	$25.5
Additions	1.0	2.8	-	3.8
Cash and non-cash uses	(10.7)	(2.2)	(1.5)	(14.4)
Currency translation	1.1	-	0.3	1.4
Balance at March 31, 2008	$12.2	$1.3	$2.8	$16.3

During 2007, the Company initiated restructuring actions relating to ongoing cost reduction efforts across each of its sectors. These actions include both workforce reductions as well as the consolidation of manufacturing facilities.

Actions taken in the Climate Control Technologies sector include a rationalization of manufacturing facilities in the U.S., Europe and Asia that resulted in the closure of a U.S. plant, two European plants and a Japanese plant. Industrial Technologies consolidated a manufacturing process at a U.S. plant in addition to other administrative functions within the sector. Security Technologies conducted a consolidation of administrative functions throughout the European sales area.

As of March 31, 2008, the Company had $16.3 million accrued for the workforce reductions and consolidation of manufacturing facilities, of which a majority will be paid throughout the remainder of 2008.

Note 11– Share-Based Compensation
On June 6, 2007, the shareholders of the Company approved the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. The total number of shares authorized by the shareholders is 14.0 million, of which 10.6 million remains available for future incentive awards. The plan replaces the Incentive Stock Plan of 1998 which expired in May 2007.

Stock Options
The average fair value of the stock options granted for the three months ended March 31, 2008 and 2007 was estimated to be $10.79 per share and $11.06 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2008	2007
Dividend yield	1.54%	1.75%
Volatility	31.50%	26.10%
Risk-free rate of return	2.75%	4.71%
Expected life	5.1 years	4.7 years

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

Changes in the options outstanding under the plans for the three months ended March 31, 2008 was as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2007	16,424,891	$34.25
Granted	3,202,249	39.00
Exercised	(126,161)	33.41
Cancelled	(149,773)	40.70
Outstanding March 31, 2008	19,351,206	$34.99	$187.5	6.2
Exercisable March 31, 2008	13,338,900	$32.38	$162.8	4.9

SARs
SARs generally vest ratably over a three-year period from the date of grant and expire at the end of ten years. All exercised SARs are settled with the Company’s Class A common shares.

The following table summarizes the information for currently outstanding SARs for the three months ended March 31, 2008:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2007	1,169,977	$33.99
Granted	-	-
Exercised	(2,874)	30.15
Cancelled	(42,600)	37.44
Outstanding March 31, 2008	1,124,503	$33.87	$12.0	5.2
Exercisable March 31, 2008	1,034,867	$33.39	$11.6	5.0

Note: The Company did not grant SARS during the three months ended March 31, 2008 and does not anticipate further granting in the future.

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

The Company has also issued stock grants as an incentive plan for certain key employees, with varying vesting periods. All stock grants are settled with the Company’s Class A common shares.

Compensation Expense
Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the three months ended March 31:

In millions	2008	2007
Stock options	$13.3	$11.4
SARs	(0.3)	0.4
Performance shares	0.8	4.2
Deferred compensation	1.2	1.0
Other	0.3	0.3
Pre-tax expense	15.3	17.3
Tax benefit	(5.9)	(6.6)
After tax expense	$9.4	$10.7

Amounts recorded in continuing operations	$9.4	$9.2
Amounts recorded in discontinued operations	-	1.5
Total	$9.4	$10.7

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

For the three months ended March 31, 2007, the Company recorded a gain of $5.9 million associated with the Swaps. The gains and losses associated with the Swaps are recorded within Selling and administrative expenses.

Note 12 – Other, Net
The components of Other, net for the three months ended March 31 are as follows:

In millions	2008	2007
Interest income	$45.6	$2.9
Exchange gain (loss)	(1.6)	0.1
Minority interests	(3.8)	(3.2)
Earnings from equity investments	-	-
Other	(0.8)	0.1
Other, net	$39.4	$(0.1)

Note 13 – Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the Company recorded additional liabilities to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million. Total unrecognized tax benefits as of March 31, 2008 and December 31, 2007 were $391.4 million and $379.8 million, respectively.

The provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which the Company operates. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Germany, Italy, the Netherlands, Switzerland and the United States. In general, the examination of the Company’s material tax returns is completed for the years prior to 2000.

The Internal Revenue Service (IRS) has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principle proposed adjustment relates to the disallowance of certain capital losses. The Company disputed the IRS position and protests have been filed with the IRS Appeals Division. In order to reduce the potential interest expense associated with this matter, the Company made a payment of $217 million in the third quarter of 2007, which reduced the Company’s total liability for uncertain tax positions by $141 million. The issues raised by the IRS associated with this payment are not related to the Company's reorganization in Bermuda, or the Company's intercompany debt structure.

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

Note 14– Earnings Per Share (EPS)
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

In millions	2008	2007
Weighted-average number of basic shares	273.8	306.8
Shares issuable under incentive stock plans	2.5	3.5
Weighted-average number of diluted shares	276.3	310.3
Anti-dilutive shares	4.3	4.0

Note 15 – Business Segment Information
The Company classifies its business into three reportable segments based on industry and market focus: Climate Control Technologies, Industrial Technologies and Security Technologies.

As a result of the divestitures of Compact Equipment and the Road Development business unit during 2007 (see Note 3), the Company realigned its operating and reporting segments to better reflect its market focus. The Bobcat, Utility Equipment, Attachments and Road Development business units are now being reported as discontinued operations. The Company’s Club Car business unit is now included in the Industrial Technologies segment. Prior year results have been reclassified to conform to this change. A summary of operations by reportable segment as of March 31 is as follows:

In millions	2008	2007
Net revenues
Climate Control Technologies	$798.4	$728.9
Industrial Technologies	743.4	667.7
Security Technologies	621.5	579.6
Total	$2,163.3	$1,976.2

Operating income
Climate Control Technologies	$80.1	$69.4
Industrial Technologies	97.6	91.6
Security Technologies	105.0	90.7
Unallocated corporate expense	(35.7)	(43.1)
Total	$247.0	$208.6

Long-lived assets by geographic area at March 31, 2008 and December 31, 2007 were as follows:

In millions	2008	2007
United States	$830.3	$820.5
Non-U.S.	672.9	639.6
Total	$1,503.2	$1,460.1

Note 16 – Commitments and Contingencies
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

During the first quarter of 2008, the Company spent $2.9 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of March 31, 2008 and December 31, 2007, the Company has recorded reserves for environmental matters of $101.6 million and $101.8 million. The Company believes that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos Matters
Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against Ingersoll Rand Company (IR-New Jersey) and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products, primarily pumps and compressors. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets and packings purchased from third-party suppliers.

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

For the three-months ended March 31, 2008, the Company recorded a net benefit of $7.5 million associated with the settlement and defense of asbestos claims after insurance recoveries, compared with a total cost of $12.0 million during the three months ended March 31, 2007. At March 31, 2008, the Company's liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $744.4 million and $256.6 million, respectively, compared to $754.9 million and $249.8 million at December 31, 2007.

The Company records its income and expenses associated with its asbestos liabilities and corresponding insurance recoveries within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in 2000.

Other
The Company sells products on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, the Company is contingently liable for loan guarantees and residual values of equipment of approximately $3.5 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred related to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

The following table represents the changes in the product warranty liability for the three months ended March 31:

In millions	2008	2007
Balance at beginning of period	$146.9	$137.1
Reductions for payments	(17.9)	(20.2)
Accruals for warranties issued during the current period	16.3	24.0
Changes to accruals related to preexisting warranties	(0.6)	(0.3)
Acquisitions	-	0.1
Translation	3.5	1.0
Balance at end of period	$148.2	$141.7

The Company has other contingent liabilities for $8.7 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

Note 17 – Fair Value Measurement
Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy outlined in SFAS 157 is comprised of three levels that are described below:

•	Level 1 – Inputs based on quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•	Level 3 – Unobservable inputs based on little or no market activity and that are significant to the fair value of the assets and liabilities.

Effective February 12, 2008, the Company adopted FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to the deferral, the Company has delayed its implementation of the SFAS 157 provisions on the fair value of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets.

Assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2008 are as follows:

	Fair value measurements			Total
In millions	Level 1	Level 2	Level 3	fair value
Assets:
Cash and cash equivalents	$4,068.3	$-	$-	$4,068.3
Marketable securities	11.3	-	-	11.3
Derivative instruments	-	7.5	-	7.5
Benefit trust assets	-	139.3	-	139.3
Total	$4,079.6	$146.8	$-	$4,226.4

Liabilities:
Derivative instruments	$-	$1.8	$-	$1.8
Benefit liabilities	-	104.3	-	104.3
Total	$-	$106.1	$-	$106.1

SFAS 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•
Cash and cash equivalents – These amounts include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less and are held in U.S and non-U.S. currencies.

•
Marketable securities – These securities include investments in publically traded stock of non-U.S. companies held by non-U.S. subsidiaries of the Company. The fair value is obtained for the securities based on observable market prices quoted on public stock exchanges.

•
Derivatives instruments – These instruments include forward contracts related to non-U.S. currencies and commodities. The fair value of the derivative instruments are determined based on a pricing model that uses inputs from actively quoted currency and commodity markets that are readily accessible and observable.

•
Benefit trust assets – These assets include money market funds and insurance contracts that are the underlying for the benefit assets. The fair value of the assets is based on observable market prices quoted in a readily accessible and observable market.

•
Benefit liabilities – These liabilities include benefits given to certain executives of the Company, including deferred compensation and executive death benefits. The fair value is based on the underlying investment portfolio of the deferred compensation and the specific benefits guaranteed in a death benefit contract with each executive.

Effective January 1, 2008, the Company also adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 allows the Company the irrevocable option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. As of January 1, 2008, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities.

Note 18 – Guarantor Financial Information
Ingersoll-Rand Company Limited (IR-Limited) has guaranteed all of the issued public debt securities of IR-New Jersey. The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited; the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities. The following condensed consolidating financial information for IR-Limited, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

The condensed consolidating financial statements present IR-Limited and IR-New Jersey investments in their subsidiaries using the equity method of accounting. Inter-company investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by inter-company dividends.

Condensed Consolidating Income Statement
For the three months ended March 31, 2008

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$227.8	$1,935.5	$-	$2,163.3
Cost of goods sold	-	(169.4)	(1,371.5)	-	(1,540.9)
Selling and administrative expenses	(14.5)	(75.4)	(285.5)	-	(375.4)
Operating income	(14.5)	(17.0)	278.5	-	247.0
Equity earnings in affiliates (net of tax)	222.0	54.1	(9.2)	(266.9)	-
Interest expense	(3.9)	(16.7)	(6.9)	-	(27.5)
Intercompany interest and fees	(22.0)	(61.1)	83.1	-	-
Other, net	-	6.5	32.9	-	39.4
Earnings (loss) before income taxes	181.6	(34.2)	378.4	(266.9)	258.9
(Benefit) provision for income taxes	-	20.4	(67.6)	-	(47.2)
Earnings (loss) from continuing operations	181.6	(13.8)	310.8	(266.9)	211.7
Discontinued operations, net of tax	-	4.6	(34.7)	-	(30.1)
Net earnings (loss)	$181.6	$(9.2)	$276.1	$(266.9)	$181.6

Condensed Consolidating Income Statement
For the three months ended March 31, 2007

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$222.9	$1,753.3	$-	$1,976.2
Cost of goods sold	-	(157.9)	(1,258.1)	-	(1,416.0)
Selling and administrative expenses	(11.5)	(83.9)	(256.2)	-	(351.6)
Operating income	(11.5)	(18.9)	239.0	-	208.6
Equity earnings in affiliates (net of tax)	249.9	115.5	3.1	(368.5)	-
Interest expense	(11.0)	(17.2)	(7.4)	-	(35.6)
Intercompany interest and fees	(10.2)	(118.6)	128.8	-	-
Other, net	0.3	(0.4)	-	-	(0.1)
Earnings (loss) before income taxes	217.5	(39.6)	363.5	(368.5)	172.9
(Benefit) provision for income taxes	-	46.3	(62.6)	-	(16.3)
Earnings (loss) from continuing operations	217.5	6.7	300.9	(368.5)	156.6
Discontinued operations, net of tax	-	(3.6)	64.5	-	60.9
Net earnings (loss)	$217.5	$3.1	$365.4	$(368.5)	$217.5

Condensed Consolidating Balance Sheet
March 31, 2008

	IR	IR	Other	Consolidating	IR Limited
In millions	Limited	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$5.1	$190.4	$3,872.8	$-	$4,068.3
Accounts and notes receivable, net	0.1	276.0	1,440.5	-	1,716.6
Inventories	-	74.5	834.5	-	909.0
Other current assets	-	120.7	342.5	-	463.2
Accounts and notes receivable affiliates	15.7	6,196.3	26,475.9	(32,687.9)	-
Total current assets	20.9	6,857.9	32,966.2	(32,687.9)	7,157.1

Investment in affiliates	10,580.4	9,282.2	40,420.9	(60,283.5)	-
Property, plant and equipment, net	-	159.4	775.9	-	935.3
Intangible assets, net	-	79.9	4,771.3	-	4,851.2
Other noncurrent assets	1.3	711.3	395.9	-	1,108.5
Total assets	$10,602.6	$17,090.7	$79,330.2	$(92,971.4)	$14,052.1

Current liabilities:
Accounts payable and accruals	$10.8	$485.3	$1,252.4	$-	$1,748.5
Short term borrowings and current maturities of long-term debt	-	554.9	195.1	-	750.0
Accounts and note payable affiliates	238.1	6,941.2	25,508.6	(32,687.9)	-
Total current liabilities	248.9	7,981.4	26,956.1	(32,687.9)	2,498.5

Long-term debt	299.1	403.2	10.4	-	712.7
Note payable affiliate	1,550.0	2,097.4	-	(3,647.4)	-
Other noncurrent liabilities	186.0	1,925.4	410.9	-	2,522.3
Total liabilities	2,284.0	12,407.4	27,377.4	(36,335.3)	5,733.5

Shareholders' equity:
Class A common shares	370.3	-	(97.4)	(0.1)	272.8
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	11,149.4	5,389.6	52,687.1	(61,668.2)	7,557.9
Accumulated other comprehensive income (loss)	809.6	(295.2)	719.9	(746.4)	487.9
	12,599.9	5,094.4	55,672.4	(65,048.1)	8,318.6
Less: Contra account	(4,281.3)	(411.1)	(3,719.6)	8,412.0	-
Total shareholders' equity	8,318.6	4,683.3	51,952.8	(56,636.1)	8,318.6
Total liabilities and equity	$10,602.6	$17,090.7	$79,330.2	$(92,971.4)	$14,052.1

Condensed Consolidating Balance Sheet
December 31, 2007

In millions	IR Limited	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Current assets:
Cash and cash equivalents	$0.6	$545.5	$4,189.2	$-	$4,735.3
Accounts and notes receivable, net	0.4	266.4	1,393.9	-	1,660.7
Inventories	-	78.7	748.5	-	827.2
Other current assets	-	137.2	340.3	-	477.5
Accounts and notes receivable affiliates	13.5	7,630.2	25,528.6	(33,172.3)	-
Total current assets	14.5	8,658.0	32,200.5	(33,172.3)	7,700.7

Investment in affiliates	10,033.7	9,221.1	40,217.2	(59,472.0)	-
Property, plant and equipment, net	-	152.9	752.0	-	904.9
Intangible assets, net	-	79.9	4,638.0	-	4,717.9
Other noncurrent assets	1.5	704.6	346.6	-	1,052.7
Total assets	$10,049.7	$18,816.5	$78,154.3	$(92,644.3)	$14,376.2

Current liabilities:
Accounts payable and accruals	$6.9	$529.7	$1,958.1	$-	$2,494.7
Short term borrowings and current maturities of long-term debt	-	555.4	185.6	-	741.0
Accounts and note payable affiliates	89.1	7,010.2	26,073.0	(33,172.3)	-
Total current liabilities	96.0	8,095.3	28,216.7	(33,172.3)	3,235.7

Long-term debt	299.1	403.2	10.4	-	712.7
Note payable affiliate	1,550.0	2,097.4	-	(3,647.4)	-
Other noncurrent liabilities	196.7	1,917.0	406.2	-	2,519.9
Total liabilities	2,141.8	12,512.9	28,633.3	(36,819.7)	6,468.3

Shareholders' equity:
Class A common shares	370.0	-	(97.4)	-	272.6
Class B common shares	270.6	-	-	(270.6)	-
Common shares	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	11,046.3	7,039.7	50,533.8	(61,231.0)	7,388.8
Accumulated other comprehensive income (loss)	568.5	(320.9)	503.5	(504.6)	246.5
	12,255.4	6,718.8	53,302.7	(64,369.0)	7,907.9
Less: Contra account	(4,347.5)	(415.2)	(3,781.7)	8,544.4	-
Total shareholders' equity	7,907.9	6,303.6	49,521.0	(55,824.6)	7,907.9
Total liabilities and equity	$10,049.7	$18,816.5	$78,154.3	$(92,644.3)	$14,376.2

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2008

In millions	IR Limited	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(20.8)	$(298.5)	$(355.4)	$(674.7)
Net cash provided by (used in) discontinued operating activities	-	4.5	(15.5)	(11.0)

Cash flows from investing activities:
Capital expenditures	-	(14.6)	(22.8)	(37.4)
Proceeds from sale of property, plant and equipment	-	-	2.1	2.1
Acquisitions, net of cash	-	-	(30.3)	(30.3)
Proceeds from business disposition, net of cash	-	-	8.5	8.5
Other, net	-	5.4	(0.3)	5.1
Net cash provided by (used in) continuing investing activities	-	(9.2)	(42.8)	(52.0)
Net cash provided by (used in) discontinued investing activities	-	-	-	-

Cash flows from financing activities:
Net change in debt	-	(0.5)	6.9	6.4
Net inter-company proceeds (payments)	136.4	(81.3)	(55.1)	-
Dividends (paid) received	(115.3)	4.1	62.1	(49.1)
Proceeds from the exercise of stock options	4.2	-	-	4.2
Repurchase of common shares by subsidiary	-	-	-	-
Other, net	-	25.8	-	25.8
Net cash provided by (used in) continuing financing activities	25.3	(51.9)	13.9	(12.7)
Net cash provided by (used in) discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	83.4	83.4

Net increase (decrease) in cash and cash equivalents	4.5	(355.1)	(316.4)	(667.0)
Cash and cash equivalents - beginning of period	0.6	545.5	4,189.2	4,735.3
Cash and cash equivalents - end of period	$5.1	$190.4	$3,872.8	$4,068.3

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2007

In millions	IR Limited	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(15.2)	$(64.6)	$159.3	$79.5
Net cash provided by (used in) discontinued operating activities	-	(24.1)	(9.7)	(33.8)

Cash flows from investing activities:
Capital expenditures	-	(9.1)	(20.4)	(29.5)
Proceeds from sale of property, plant and equipment	-	-	1.9	1.9
Acquisitions, net of cash	-	(0.6)	(3.0)	(3.6)
Proceeds from business disposition, net of cash	-	-	-	-
Other, net	-	-	-	-
Net cash provided by (used in) continuing investing activities	-	(9.7)	(21.5)	(31.2)
Net cash provided by (used in) discontinued investing activities	-	(3.6)	(22.5)	(26.1)

Cash flows from financing activities:
Net change in debt	108.5	(1.0)	(5.3)	102.2
Net inter-company proceeds (payments)	(25.3)	51.4	(26.1)	-
Dividends (paid) received	(114.4)	4.1	55.0	(55.3)
Proceeds from the exercise of stock options	44.7	-	-	44.7
Repurchase of common shares by subsidiary	-	-	(133.6)	(133.6)
Net cash provided by (used in) continuing financing activities	13.5	54.5	(110.0)	(42.0)
Net cash provided by (used in) discontinued financing activities	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	2.4	2.4

Net increase (decrease) in cash and cash equivalents	(1.7)	(47.5)	(2.0)	(51.2)
Cash and cash equivalents - beginning of period	1.7	81.6	272.5	355.8
Cash and cash equivalents - end of period	$-	$34.1	$270.5	$304.6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q and under Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Our revenues from continuing operations for the first quarter of 2008 increased approximately 9.5% compared with the same period of 2007. Strong international markets, increased recurring revenue, a favorable currency impact, pricing improvements and higher volumes drove this growth. Our major non-U.S. end markets experienced significant growth. This growth helped to drive revenue increases in all three of our operating segments. We have also been able to increase prices and add surcharges to help mitigate the impact of cost inflation during the year. We have generated positive cash flows from operating activities during the first quarter of 2008 and expect to continue to produce positive operating cash flows for the foreseeable future. For the rest of 2008, we expect to see slower growth in North America and Western Europe offset by the activity levels in the developing economies of Eastern Europe, Asia and Latin America.

Recent Developments – Acquisitions and Divestitures
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

On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. We recorded a gain on sale of $2,627.2 million (net of tax of $959.7 million). Compact Equipment manufactures and sells compact equipment including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators, light towers; general-purpose light construction equipment; and attachments.

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

Results of Operations

	For the three months ended March 31,
In millions, except per share amounts	2008	% of revenues	2007	% of revenues
Net revenues	$2,163.3		$1,976.2
Cost of goods sold	(1,540.9)	71.2%	(1,416.0)	71.6%
Selling and administrative expenses	(375.4)	17.4%	(351.6)	17.8%
Operating income	247.0	11.4%	208.6	10.6%
Interest expense	(27.5)		(35.6)
Other, net	39.4		(0.1)
Earnings before income taxes	258.9		172.9
Provision for income taxes	(47.2)		(16.3)
Earnings from continuing operations	211.7		156.6
Discontinued operations, net of tax	(30.1)		60.9
Net earnings	$181.6		$217.5

Diluted earnings per common share:
Continuing operations	$0.77		$0.50
Discontinued operations	(0.11)		0.20
Net earnings	$0.66		$0.70

Net Revenues
Net revenues for the first quarter of 2008 increased by 9.5%, or $187.1 million, compared with 2006, which primarily resulted from the following:

Volume/product mix	1.5%
Pricing	2.5%
Currency exchange rates	4.5%
Acquisitions	1.0%
Total	9.5%

Revenues increased in all three operating segments mainly driven by non-U.S. operations. Additionally, we continue to make progress in increasing recurring revenues, which improved by 13% over the first quarter of 2007 and accounted for 19% of net revenues for that period.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue decreased slightly in the first quarter of 2008 compared with the same period of 2007. Increased leverage on higher revenues and price increases provided a benefit which was partially offset by unfavorable mix and higher material costs.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue decreased slightly in the first quarter of 2008 compared with the same period of 2007. Increased leverage on higher revenues and expense reduction was partially offset by investments in new product development of approximately $7.9 million and increased regulatory and compliance costs of $3.3 million.

Operating Income
Operating income for the first quarter of 2008 increased by 18.4% or $38.4 million, compared with the same period of 2007, mainly due to leverage on revenue growth, expense reduction, productivity actions and improved pricing. These increases were partially offset by unfavorable business and product mix and higher commodity costs.

Interest Expense
Interest expense for the first quarter of 2008 decreased $8.1 million compared with the same period of 2007 due to lower year-over-year debt levels. In addition, during the first quarter of 2007, we increased our short-term borrowings under our commercial paper program by $104.1 million.

Other, Net
The components of Other, net for the three months ended March 31 are as follows:

In millions	2008	2007
Interest income	$45.6	$2.9
Exchange gain (loss)	(1.6)	0.1
Minority interests	(3.8)	(3.2)
Earnings from equity investments	-	-
Other	(0.8)	0.1
Other, net	$39.4	$(0.1)

The year-over-year increase is primarily associated with higher interest income as a result of larger average cash balances at March 31, 2008. The large balance is attributable to the sale of both Compact Equipment and the Road Development business unit during 2007, which generated proceeds of $6,154.3 million.

Provision for Income Taxes
Our first quarter 2008 effective tax rate was 18.2%, compared with 9.4% in the first quarter of 2007, reflecting a 2008 expected annual rate of 22.2%, offset by certain discrete benefits of $10.2 million. The increase in 2008 expected annual tax rate versus last years expected annual rate as of March 31, 2007 is primarily attributable to an increase in income earned in higher tax rate jurisdictions as a result of changes in the Company’s inter-company debt structure.

Review of Business Segments
We classify our businesses into three reportable segments based on industry and market focus: Climate Control Technologies, Industrial Technologies and Security Technologies. The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

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

	Three months ended March 31,
In millions	2008	2007	% change
Net revenues	$798.4	$728.9	9.5%
Operating income	80.1	69.4	15.4%
Operating margin	10.0%	9.5%

Net revenues for the first quarter of 2008 increased by 9.5% or $69.5 million, compared with the same period of 2007, primarily resulting from a favorable currency impact (6%) higher volumes (2%), and improved pricing. Operating income increased during the first quarter of 2008, primarily due to increased productivity ($13 million), improved pricing ($10 million) and a favorable currency impact ($5 million). These improvements were offset by investments in new product development and productivity improvements ($11 million) and higher material costs ($7 million).

Net revenues grew in the European and Asian regions during the first quarter of 2008, benefiting from strong truck and trailer sales in addition to a worldwide increase in sea-going container, bus and aftermarket revenues. These gains were partially offset by sharply lower activity levels in the North American truck and trailer markets. Revenues for display cases and contracting increased slightly worldwide. In addition, sales of the TriPac® auxiliary unit increase during the quarter due to the rising cost of diesel fuel.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling, golf and utility vehicles and energy generation systems. This segment includes the Ingersoll Rand and Club Car brands.

	Three months ended March 31,
In millions	2008	2007	% change
Net revenues	$743.4	$667.7	11.3%
Operating income	97.6	91.6	6.6%
Operating margin	13.1%	13.7%

Net revenues for the first quarter of 2008 increased by 11.3%, or $75.7 million, compared with the same period of 2007, mainly resulting from a favorable currency impact (4%), higher volumes and product mix (3%), acquisitions (2%) and improved pricing (2%). Operating income increased during the first quarter of 2008 primarily due to increased productivity ($15 million), improved pricing ($14 million) and a favorable currency exchange ($6 million). These improvements were partially offset by higher material costs ($16 million) and investments in new product and market development ($4 million).

The increase in segment revenue was driven by the worldwide increase in the Air and Productivity Solutions business. Strong results in Europe, Asia and India in addition to moderate growth in North America increased revenue year-over-year. International gains were primarily due to the industrial markets while strong recurring revenues helped North America. The aftermarket business also contributed to the first quarter increase. Club Car revenues declined slightly compared with the first quarter of 2007, mainly due to the ongoing decline in the North American golf market. The decline was offset by higher sales of utility vehicles and increased parts and rental revenue.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. This segment includes the Schlage, LCN, Von Duprin and CISA brands.

	Three months ended March 31,
In millions	2008	2007	% change
Net revenues	$621.5	$579.6	7.2%
Operating income	105.0	90.7	15.8%
Operating margin	16.9%	15.6%

Net revenues for the first quarter of 2008 increased by 7.2%, or $41.9 million, compared with the same period of 2007, mainly resulting from improved pricing (4%) and a favorable currency impact (3%). Operating income increased during the first quarter of 2008, primarily due to improved pricing ($24 million) and productivity gains ($17 million), partially offset by unfavorable product mix ($13 million).

Net revenues grew in all regions during the quarter benefiting from strong international growth in addition to moderate growth in the commercial construction market. Residential revenues decreased modestly reflecting a decline in same store sales at large customers as well as ongoing weakness in the new homebuilder channel in North America.

Discontinued Operations
The components of discontinued operations for the three months ended March 31 are as follows:

In millions	2008	2007
Revenues	$9.6	$859.6

Pre-tax earnings (loss) from operations	(11.2)	81.9
Pre-tax gain (loss) on sale	(4.1)	0.1
Tax expense	(14.8)	(21.1)
Discontinued operations, net	$(30.1)	$60.9

Discontinued operations by business for the three months ended March 31 are as follows:

In millions	2008	2007
Compact Equipment, net of tax	$(24.4)	$60.5
Road Development, net of tax	-	15.9
Other discontinued operations, net of tax	(5.7)	(15.5)
Total discontinued operations, net of tax	$(30.1)	$60.9

Compact Equipment Divestiture
On July 29, 2007, we agreed to sell our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion. The sale was completed on November 30, 2007. The purchase price is subject to post-closing adjustments which could result in a favorable or unfavorable adjustment to the gain on sale when ultimately resolved.

Compact Equipment manufactures and sells compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We have accounted for Compact Equipment as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Net revenues and after-tax earnings of Compact Equipment for the three months ended March 31 are as follows:

In millions	2008	2007
Net revenues	$9.6	$692.5

After-tax earnings from operations	0.4	60.5
Loss on sale, net of tax of $20.7	(24.8)	-
Total discontinued operations, net of tax	$(24.4)	$60.5

Road Development Divestiture
On February 27, 2007, we agreed to sell our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007 in all countries except for India, which closed on May 4, 2007. The purchase price is subject to post-closing adjustments which could result in a favorable or unfavorable adjustment to the gain on sale when ultimately resolved.

The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. We have accounted for the Road Development business unit as discontinued operations for all periods presented in accordance with SFAS 144.

Net revenues and after-tax earnings of the Road Development business unit for the three months ended March 31 are as follows:

In millions	2008	2007
Net revenues	$-	$167.1

After-tax earnings from operations	-	15.9
Total discontinued operations, net of tax	$-	$15.9

Other Discontinued Operations
We also have retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the three months ended March 31 are as follows:

In millions	2008	2007
Retained costs, net of tax	$(5.7)	$(15.6)
Net gain on disposals, net of tax	-	0.1
Total discontinued operations, net of tax	$(5.7)	$(15.5)

Retained costs, net of tax for the three months ended March 31, 2008 includes $6.5 million of after-tax costs related to an adverse verdict in a product liability lawsuit associated with a previously divested business.

Liquidity and Capital Resources
We generate significant cash flow from operating activities. We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flow from operating activities, existing cash and cash equivalents, available borrowings under existing credit facilities and our ability to obtain future external financing.

Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, respectively. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2008	2007
Operating cash flow provided by (used in) continuing operations	$(674.7)	$79.5
Investing cash flow provided by (used in) continuing operations	(52.0)	(31.2)
Financing cash flow provided by (used in) continuing operations	(12.7)	(42.0)

Operating Activities
Net cash used by continuing operating activities during the three months ended March 31, 2008 was $674.7 million, compared with net cash provided by operating activities of $79.5 million during the comparable period in 2007. The change in operating cash flows is predominantly related to a tax payment of approximately $700 million paid to various taxing authorities primarily associated with the Compact Equipment divestiture during the fourth quarter of 2007.

Investing Activities
Net cash used by investing activities during the three months ended March 31, 2008 was $52.0 million, compared with $31.2 million during the comparable period of 2007. The change in investing activities is primarily attributable to cash used for acquisitions. During the three months ended March 31, 2008, cash used for two bolt-on acquisitions was $30.3 million compared with $3.6 million during the first three months of 2007.

Financing Activities
Net cash used in financing activities during the three months ended March 31, 2008 was $12.7 million, compared with $42.0 million during the comparable period in 2007. During the three months ended March 31, 2008, we did not repurchase any Class A common shares compared to the repurchase of 133.6 million Class A common shares repurchased during the three months ended March 31, 2007. In addition, short-term borrowings during the three months ended March 31, 2008 were minimal compared with the same period in 2007.

Other Liquidity Measures
The following table contains several key measures to gauge the Company’s financial condition and liquidity at the period ended:

	March 31,	December 31,
In millions	2008	2007
Cash and cash equivalents	$4,068.3	$4,735.3
Total debt	1,462.7	1,453.7
Total shareholders' equity	8,318.6	7,907.9
Debt-to-total capital ratio	14.8%	15.4%

The large cash and cash equivalents balances at March 31, 2008 and December 31, 2007 are attributable to the sale of both Compact Equipment and the Road Development business unit during 2007, which generated proceeds of $6,154.3 million. We expect to utilize a significant portion of the cash and cash equivalents on hand to fund the acquisition of Trane in the second quarter of 2008, as explained further below.

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet short-term liquidity requirements. We have $2.0 billion available under these facilities. Debt levels and our debt-to-total capital ratio at March 31, 2008 remained consistent with December 31, 2007.

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

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

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

During the first quarter of 2008, we spent $2.9 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of March 31, 2008 and December 31, 2007, we have recorded reserves for environmental matters of $101.6 million and $101.8 million. We believe that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos Matters
Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against Ingersoll Rand Company (IR-New Jersey) and generally allege injury caused by exposure to asbestos contained in certain of IR-New Jersey’s products, primarily pumps and compressors. Although IR-New Jersey was neither a producer nor a manufacturer of asbestos, some of its formerly manufactured products utilized asbestos-containing components, such as gaskets and packings purchased from third-party suppliers.

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

For the three-months ended March 31, 2008, we recorded a net benefit of $7.5 million associated with the settlement and defense of asbestos claims after insurance recoveries, compared with a total cost of $12.0 million during the three months ended March 31, 2007. At March 31, 2008, our liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $744.4 million and $256.6 million, respectively, compared to $754.9 million and $249.8 million at December 31, 2007.

We record income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in 2000.

Other
We sell products on a continuous basis under various arrangements through institutions that provide leasing and product financing alternatives to retail and wholesale customers. Under these arrangements, we are contingently liable for loan guarantees and residual values of equipment of approximately $3.5 million, including consideration of ultimate net loss provisions. The risk of loss to the Company is minimal, and historically, only immaterial losses have been incurred related to these arrangements since the fair value of the underlying equipment that serves as collateral is generally in excess of the contingent liability. Management believes these guarantees will not adversely affect the condensed consolidated financial statements.

The following table represents the changes in the product warranty liability for the three months ended March 31:

In millions	2008	2007
Balance at beginning of period	$146.9	$137.1
Reductions for payments	(17.9)	(20.2)
Accruals for warranties issued during the current period	16.3	24.0
Changes to accruals related to preexisting warranties	(0.6)	(0.3)
Acquisitions	-	0.1
Translation	3.5	1.0
Balance at end of period	$148.2	$141.7

We have other contingent liabilities for $8.7 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

Critical Accounting Policies
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes there have been no significant changes during the three months ended March 31, 2008, to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. The standard also requires an entity to recognize changes in the funded status within Accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. At December 31, 2006, the Company adopted the provisions of SFAS 158 for its postretirement and pension plans. The adoption of SFAS 158 resulted in a decrease of Total assets of $476.0 million and Shareholders’ equity of $472.8 million (net of tax of $268.2 million) and an increase of Total liabilities of $265.0 million.

SFAS 158 also requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of SFAS 158 are effective for the Company for the fiscal year ending December 31, 2008. The Company has adopted the measurement provisions of SFAS 158 which does not have a material impact on the condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective for the Company starting on January 1, 2008. Refer to Note 17, Fair Value Measurements to the condensed consolidated financial statements for a full discussion on SFAS 157.

Effective February 12, 2008, the Company adopted FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2). This FSP delays the effective date of SFAS 157 for nonfinancial assets and nonfinanical liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to the deferral, the Company has delayed its implementation of SFAS 157 provisions on the fair value of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company starting on January 1, 2008 and did not have a material impact to the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company starting on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

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

These risks and uncertainties include, but are not limited to: fluctuations in the condition of, and the overall political landscape of, the economies in which we operate; our competitive environment; material changes in technology or technology substitution; our ability to attract, train and retain highly-qualified employees; unanticipated climatic changes; changes in governmental regulation; the costs and effects of legal and administrative proceedings; changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; currency fluctuations; our ability to complete acquisitions on financially attractive terms and successfully integrate them with our other businesses; and the impact of new accounting standards. Undue reliance should not be placed on such forward-looking statements as they speak only as of the date made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2008. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2008, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes to our risk factors and uncertainties during the first quarter of 2008. For a discussion of the Risk Factors, refer to Part I, Item 1A - Risk Factors contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

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

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: May 12, 2008	/s/ James V. Gelly
James V. Gelly, Senior Vice President
and Chief Financial Officer

Principal Financial Officer

Date: May 12, 2008	/s/ Richard W. Randall
Richard W. Randall, Vice President and
Controller

Principal Accounting Officer