Form 10-Q
period 2008-06-30
INGERSOLL RAND CO LTD
filed 2008-08-08
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

The number of Class A common shares outstanding as of July 31, 2008 was 318,526,858.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2008	2007	2008	2007
Net revenues	$3,080.8	$2,224.6	$5,244.1	$4,200.8
Cost of goods sold	(2,196.1)	(1,589.7)	(3,737.1)	(3,005.6)
Selling and administrative expenses	(523.1)	(360.8)	(898.4)	(712.5)
Operating income	361.6	274.1	608.6	482.7
Interest expense	(45.6)	(30.8)	(73.1)	(66.5)
Other, net	26.2	8.6	65.5	8.5
Earnings before income taxes	342.2	251.9	601.0	424.7
Provision for income taxes	(79.7)	(43.9)	(126.8)	(60.1)
Earnings from continuing operations	262.5	208.0	474.2	364.6
Discontinued operations, net of tax	(6.4)	756.1	(36.5)	817.0
Net earnings	$256.1	$964.1	$437.7	$1,181.6

Basic earnings per common share:
Continuing operations	$0.91	$0.69	$1.69	$1.20
Discontinued operations	(0.02)	2.52	(0.13)	2.70
Net earnings	$0.89	$3.21	$1.56	$3.90

Diluted earnings per common share:
Continuing operations	$0.90	$0.68	$1.67	$1.19
Discontinued operations	(0.02)	2.49	(0.13)	2.66
Net earnings	$0.88	$3.17	$1.54	$3.85

Dividends per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
In millions	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$787.3	$4,735.3
Accounts and notes receivable	3,072.0	1,660.7
Inventories	1,800.5	827.2
Other current assets	915.2	477.5
Total current assets	6,575.0	7,700.7

Property, plant and equipment, net	2,128.3	904.9
Goodwill	10,174.3	3,993.3
Intangible assets, net	5,224.0	724.6
Other noncurrent assets	1,782.1	1,052.7
Total assets	$25,883.7	$14,376.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,348.5	$721.2
Accrued compensation and benefits	479.9	338.9
Accrued expenses and other current liabilities	1,622.7	1,434.6
Short-term borrowings and current maturities of long-term debt	4,768.8	741.0
Total current liabilities	8,219.9	3,235.7

Long-term debt	1,189.9	712.7
Postemployment and other benefit liabilities	1,300.0	941.9
Deferred income taxes	2,440.2	539.9
Other noncurrent liabilities	1,837.7	940.6
Minority interests	103.5	97.5

Shareholders' equity:
Class A common shares	318.5	272.6
Capital in excess of par value	2,248.2	-
Retained earnings	7,728.3	7,388.8
Accumulated other comprehensive income (loss)	497.5	246.5
Total shareholders' equity	10,792.5	7,907.9
Total liabilities and shareholders' equity	$25,883.7	$14,376.2

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
In millions	2008	2007
Cash flows from operating activities:
Net earnings	$437.7	$1,181.6
(Income) loss from discontinued operations, net of tax	36.5	(817.0)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	127.2	70.7
Stock settled share-based compensation	26.4	17.8
Changes in other assets and liabilities, net	(1,183.9)	(250.1)
Other, net	50.8	0.5
Net cash provided by (used in) continuing operating activities	(505.3)	203.5
Net cash provided by (used in) discontinued operating activities	(20.0)	8.0

Cash flows from investing activities:
Capital expenditures	(104.7)	(57.9)
Proceeds from sale of property, plant and equipment	23.0	9.0
Acquisitions, net of cash acquired ($320.4 in 2008)	(7,085.5)	(3.7)
Proceeds from business dispositions, net of cash	9.7	1,291.7
Other, net	(19.1)	3.5
Net cash provided by (used in) continuing investing activities	(7,176.6)	1,242.6
Net cash provided by (used in) discontinued investing activities	-	(39.8)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	3,901.0	(383.3)
Payments of long-term debt	(134.5)	(11.2)
Net change in debt	3,766.5	(394.5)
Debt issuance costs	(11.4)	-
Dividends paid	(98.2)	(109.6)
Proceeds from exercise of stock options	11.6	121.4
Repurchase of common shares by subsidiary	(2.0)	(846.5)
Other, net	18.5	-
Net cash provided by (used in) continuing financing activities	3,685.0	(1,229.2)
Net cash provided by (used in) discontinued financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	68.9	9.1
Net increase (decrease) in cash and cash equivalents	(3,948.0)	194.2
Cash and cash equivalents - beginning of period	4,735.3	355.8
Cash and cash equivalents - end of period	$787.3	$550.0

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of Company
Ingersoll-Rand Company Limited (IR Limited), a Bermuda company, and its consolidated subsidiaries (we, our or the Company) is a leading innovation and solutions provider with strong brands and leading positions within its markets. The Company operates in four business segments: Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll Rand®, Schlage®, Thermo King® and Trane®.

Note 2– Basis of Presentation
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented. Certain reclassifications of amounts reported in prior years have been made to conform to the 2008 classification.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited Annual Report on Form 10-K for the year ended December 31, 2007.

As discussed in Note 3, the Company acquired Trane Inc. (Trane) at the close of business on June 5, 2008 (the Acquisition Date). As a result of the acquisition, the results of the operations of Trane have been included in the statement of financial position at June 30, 2008 and the consolidated statements of operations and cash flows since the Acquisition Date.

Note 3 – Acquisition of Trane Inc.
At the close of business on June 5, 2008, the Company completed its previously announced acquisition of 100% of the outstanding common shares of Trane. Trane, formerly American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets, a reputation for reliability, high quality and product innovation and a powerful distribution network. Trane’s 2007 annual revenues were $7.5 billion.

The Company paid a combination of (i) 0.23 of an IR Limted Class A common share and (ii) $36.50 in cash, without interest, for each outstanding share of Trane common stock. The total cost of the acquisition was approximately $9.6 billion, including change in control payments and direct costs of the transaction. The Company financed the cash portion of the acquisition with a combination of cash on hand, commercial paper and a 364-day senior unsecured bridge loan facility.

The components of the purchase price were as follows:

In billions
Cash consideration	$7.3
Stock consideration (Issuance of 45.4 million IR Limited Class A common shares)	2.0
Estimated fair value of Trane stock options converted to 7.9 million IR Limited stock options	0.2
Transaction costs	0.1
Total	$9.6

The following table summarizes the preliminary fair values of the Trane assets acquired and liabilities assumed at the Acquisition Date. The Company is in the process of finalizing the preliminary fair values of certain assets and liabilities, thus, the allocation of the purchase price is subject to refinement.

June 5,
In millions	2008
Current assets:
Cash and cash equivalents	$317.5
Accounts and notes receivable	1,185.6
Inventories	944.2
Other current assets	396.0
Total current assets	2,843.3

Property, plant and equipment	1,174.9
Goodwill	6,062.4
Intangible assets	4,520.0
Other noncurrent assets	722.6
Total assets	$15,323.2

Current liabilities:
Accounts payable	$562.9
Accrued compensation and benefits	212.7
Accrued expenses and other current liabilities	1,030.4
Short-term borrowings and current maturities of long-term debt	254.3
Total current liabilities	2,060.3

Long-term debt	476.3
Postemployment and other benefit liabilities	310.3
Deferred income taxes	1,681.9
Other noncurrent liabilities	1,177.0
Minority interests	7.7
Total liabilities and minority interests	$5,713.5
Net assets acquired	$9,609.7

Cash and cash equivalents, accounts and notes receivable, accounts payable and accrued compensation and benefits were stated at their historical carrying values, which approximates their fair value, given the short-term nature of these assets and liabilities.

Inventories were recorded at fair value, based on computations which considered many factors, including the future estimated selling price of the inventory, the cost to dispose of the inventory, as well as the replacement cost of the inventory, where applicable.

The Company recorded property, plant and equipment at its preliminary estimated fair value, based on adjustments recorded in recent acquisitions of other companies with assets similar to Trane.

The Company recorded intangible assets based on their estimated fair value, and consisted of the following:

In millions	Useful life	Amount
Tradenames	Indefinite	$1,644.0
Customer relationships	25 Years	2,736.0
Completed technology/patents	5 Years	95.0
In process research and development	Expensed	23.0
Backlog	6 Months	22.0
Total		$4,520.0

The Company has allocated $1,644.0 million to tradenames, primarily related to the Trane brand. Management considered many factors in the determination that it will account for the asset as an indefinite lived intangible asset, including the current market leadership position of the brand as well as recognition worldwide in the industry. Therefore, in accordance with Statement of Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, tradenames will not be amortized but instead, will be tested for impairment at least annually (more frequently if certain indicators are present).

The Company will have a valuation performed on property, plant and equipment, identified intangible assets, pension and post employment and other liabilities and, as such, the fair value recorded for the assets above could change upon the conclusion of the valuation.

The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill, and amounted to $6,062.4 million. The premium in the purchase price paid by the Company for the acquisition of Trane reflects the establishment of $11 billion of businesses offering high value equipment, systems and services necessary for delivering solutions across the temperature spectrum for indoor, stationary and transport applications worldwide. The Company anticipates realizing significant operational and cost synergies. Anticipated synergies include purchase material savings through supplier rationalization and procurement leverage, improvement in manufacturing costs and lower general and administrative costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, leverage of distribution channels and cross selling through certain vertical markets.

In addition, Trane will be able to leverage the Company’s global footprint to enhance their historically U.S. based revenue generation. Lastly, the combined business will improve the Company’s highly regarded Hussmann and Thermo King brands with Trane’s position as a leader in the commercial and residential climate control industry. These combined factors primarily contributed to a purchase price in excess of the fair value of the net tangible assets acquired.

The following unaudited pro forma information assumes the acquisition of Trane occurred as of the beginning of the respective periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007

Net revenues	$4,506.7	$4,262.3	$8,381.4	$7,846.0
Pre-tax profit	374.3	354.4	649.9	533.8
Net earnings	$285.1	$272.3	$506.1	$422.6
Basic earnings per common share	$0.89	$0.79	$1.58	$1.21
Diluted earnings per common share	$0.88	$0.77	$1.56	$1.19

The unaudited pro forma financial information for the three months ended June 30, 2008 and 2007 include $55.9 million of non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs. Comparative amounts for the six months ended June 30, 2008 and 2007 were $71.9 million.

In addition, for the three months ended June 30, 2008 and 2007, the Company has included $24.1 million and $34.0 million, respectively, as an increase to interest expense associated with the borrowings to fund (a) the cash portion of the purchase price and (b) the out-of-pocket transaction costs associated with the acquisition. Comparative amounts for the six months ended June 30, 2008 and 2007 were $58.2 million and $68.4 million, respectively.

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented nor is it intended to be a projection of future results or trends.

Note 4 – Divestitures and Discontinued Operations
The components of discontinued operations for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Revenues	$5.6	$837.0	$15.2	$1,696.8

Pre-tax earnings (loss) from operations	(11.8)	119.7	(23.0)	201.5
Pre-tax gain (loss) on sale	(1.5)	804.5	(5.6)	804.7
Tax expense	6.9	(168.1)	(7.9)	(189.2)
Discontinued operations, net of tax	$(6.4)	$756.1	$(36.5)	$817.0

Discontinued operations by business for the three and six months ended June 30 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Compact Equipment, net of tax	$1.5	$81.7	$(22.9)	$142.3
Road Development, net of tax	(1.8)	678.2	(1.8)	694.1
Other discontinued operations, net of tax	(6.1)	(3.8)	(11.8)	(19.4)
Total discontinued operations, net of tax	$(6.4)	$756.1	$(36.5)	$817.0

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

Compact Equipment manufactures and sells compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company has accounted for Compact Equipment as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Net revenues and after-tax earnings of Compact Equipment for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Net revenues	$5.6	$759.8	$15.2	$1,452.4

Earnings from operations, net of tax	(0.3)	81.7	0.1	142.3
Gain on sale, net of tax	1.8	-	(23.0)	-
Total discontinued operations, net of tax	$1.5	$81.7	$(22.9)	$142.3

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

Net revenues and after-tax earnings of the Road Development business unit for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Net revenues	$-	$77.2	$-	$244.4

Earnings from operations, net of tax	(0.1)	2.5	(0.1)	18.4
Gain on sale, net of tax	(1.7)	675.7	(1.7)	675.7
Total discontinued operations, net of tax	$(1.8)	$678.2	$(1.8)	$694.1

Other Discontinued Operations
The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Retained costs, net of tax	$(6.1)	$(3.9)	$(11.8)	$(19.6)
Net gain on disposals, net of tax	-	0.1	-	0.2
Total discontinued operations, net of tax	$(6.1)	$(3.8)	$(11.8)	$(19.4)

Retained costs, net of tax for the six months ended June 30, 2008 includes $6.5 million of after-tax costs related to an adverse verdict in a product liability lawsuit associated with a previously divested business.

Note 5– Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

The major classes of inventory are as follows:

	June 30,	December 31,
In millions	2008	2007
Raw materials	$477.7	$323.2
Work-in-process	348.2	163.4
Finished goods	1,111.3	424.9
Sub-total	1,937.2	911.5
LIFO reserve	(136.7)	(84.3)
Total	$1,800.5	$827.2

At June 30, 2008, approximately 50% of all inventory utilized the LIFO method compared to 20% at December 31, 2007. The increase is primarily attributable to the Company’s acquisition of Trane. See Note 3 for a further discussion on the acquisition of Trane.

Note 6 – Goodwill
The changes in the carrying amount of goodwill are as follows:

	Air
	Conditioning	Climate
	Systems	Control	Industrial	Security
In millions	and Services	Technologies	Technologies	Technologies	Total
December 31, 2007	$-	$2,613.8	$371.9	$1,007.6	$3,993.3
Acquisitions and adjustments*	6,062.4	-	4.1	22.9	6,089.4
Translation	-	44.6	6.9	40.1	91.6
June 30, 3008	$6,062.4	$2,658.4	$382.9	$1,070.6	$10,174.3

* Includes current year adjustments related to final purchase price allocation adjustments.

The Company initially records as goodwill the excess of the purchase price over the preliminary fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

See Note 3 for a further discussion regarding goodwill associated with the Trane acquisition, which the Company recorded in the Air Conditioning Systems and Services segment.

Note 7 – Intangible Assets
The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	June 30,	December 31,
In millions	2008	2007
Customer relationships	$3,246.7	$502.4
Trademarks	1,938.4	283.8
Patents	140.7	38.2
Other	104.3	53.4
Total gross intangible assets	5,430.1	877.8
Accumulated amortization	(206.1)	(153.2)
Total	$5,224.0	$724.6

As of June 30, 2008 and December 31, 2007, the Company had $1,816.4 million and $169.3 million of indefinite lived intangible assets, which are not subject to amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The increase is attributable to the Company’s acquisition of Trane. See Note 3 for a further discussion on the acquisition of Trane.

Intangible asset amortization expense was $42.2 million and $6.1 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, intangible asset amortization was $49.1 million and $12.2 million, respectively. Estimated amortization expense on existing intangible assets is approximately $170 million for each of the next five fiscal years.

Note 8 – Accounts Receivable Securitization Agreements
In association with the acquisition of Trane, the consolidated financial statements include Trane’s accounts receivable securitization agreement (the Facility) in the U.S. As part of this Facility, Trane formed special-purpose entities (SPE’s) that are included in the condensed consolidated financial statements for the sole purpose of buying and selling receivables generated by Trane. Trane irrevocably and without recourse, transfers all eligible accounts receivable to the SPE’s, which in turn, sell them, or undivided ownerships in them, to conduits administered by the banks. The assets of the SPE’s are not available to pay the claims of Trane or any of its subsidiaries.

The receivables sold are removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Trane’s retained interest is recorded at fair value in the balance sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivable sold, losses are recognized at the time of sale. For the 25 days ended June 30, 2008, the losses amounted to $0.3 million. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement.

The following is a summary of receivables sold to the financing facilities:

June 30,
In millions	2008
Outstanding balance of receivables sold to SPE's	$318.1
Net retained interest	182.6
Advances from conduits	121.7

The advances from conduits include amounts due to the conduits for the collections of receivables under the servicing agreement.

Note 9 – Debt and Credit Facilities
At June 30, 2008 and December 31, 2007, short-term borrowings and current maturities of long-term debt consisted of the following:

	June 30,	December 31,
In millions	2008	2007
Commerical paper program	$925.9	$-
Bridge loan facility	2,950.0	-
Current maturities of long-term debt	796.0	681.1
Other short-term borrowings	96.9	59.9
Total	$4,768.8	$741.0

At June 30, 2008 and December 31, 2007, long-term debt excluding current maturities consisted of:

	June 30,	December 31,
In millions	2008	2007
7.625% Senior notes due 2010	$279.4	$-
5.50% Senior notes due 2015	188.7	-
4.75% Senior notes due 2015	299.2	299.1
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2007 - 2025	120.0	127.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes, at end of year average interest rates of 4.32%
in 2008 and 4.32% in 2007, maturing in various amounts to 2016	27.9	11.4
Total	$1,189.9	$712.7

In connection with the Trane acquisition, the Company entered into a new $3.9 billion senior unsecured bridge loan facility, with a term of 364 days. Subsequently, the Company reduced the facility size by $0.5 billion. As of June 30, 2008, the Company has drawn $2.95 billion against the bridge facility, with the remaining $0.45 billion available for future use. The proceeds of the agreement were used to pay a portion of the cash component of the consideration paid for the acquisition as well as to pay related fees and expenses incurred.

The Company also entered into a new $1.0 billion senior unsecured revolving credit agreement with a three year term. The credit facility will be used to support working capital, the commercial paper programs and for other general corporate purposes.

In addition, the Company’s committed revolving credit facilities consisted of two five-year lines totaling $2.0 billion, of which $750 million expires in June 2009 and $1.25 billion expires in August 2010. These lines were unused and provide support for other financing instruments, such as letter of credit and comfort letters as required in the normal course of business as well as support for the commercial paper program.

As a result of the Trane acquisition described in Note 3, the Company assumed a cross currency swap to fix the foreign currency cash flows on its £60.0 million 8.25% senior notes due June 1, 2009, into the functional currency of the Company. At the inception of the cross currency swap, the swap qualified as a cash flow hedging instrument under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such the fair value of the cross currency swap has been deferred in Other Comprehensive Income (OCI) until the time the cash flows affect earnings. At June 30, 2008, the cross currency swap had a loss of $5.7 million.

Note 10 – Pension Plans
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

The components of the Company’s pension related costs for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Service cost	$13.3	$14.3	$24.7	$29.2
Interest cost	42.8	41.1	81.3	82.6
Expected return on plan assets	(53.8)	(57.7)	(102.9)	(115.9)
Net amortization of:
Prior service costs	2.1	2.3	4.2	4.7
Transition amount	0.2	0.2	0.4	0.4
Plan net actuarial losses	2.4	3.3	4.8	7.9
Net periodic pension benefit cost	7.0	3.5	12.5	8.9
Net curtailment and settlement (gains) losses	-	24.3	1.3	24.3
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$7.0	$27.8	$13.8	$33.2

Amounts recorded in continuing operations	$10.6	$6.7	$21.1	$15.0
Amounts recorded in discontinued operations	(3.6)	21.1	(7.3)	18.2
Total	$7.0	$27.8	$13.8	$33.2

The Company made employer contributions of $11.8 million and $13.0 million to its pension plans during the six months ended June 30, 2008 and 2007, respectively.

The curtailment and settlement losses in 2008 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees. The curtailment and settlement losses in 2007 are associated with the sale of the Road Development business unit on April 30, 2007. In addition, certain of the Company’s pension plans, primarily in the U.S., were remeasured as of the April 30, 2007 sale date and the discount rate used was increased from 5.5% to 5.75%.

As discussed in Note 3, the Company assumed obligations for pension benefits associated with the acquisition of Trane. The Company is in the process of measuring the pension plans as of the Acquisition Date. The preliminary estimate of plan assets and projected benefit obligation is $719.0 million and $773.8 million, respectively.

Note 11 – Postretirement Benefits Other Than Pensions
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

The components of net periodic postretirement benefit cost for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Service cost	$2.0	$3.0	$3.0	$6.2
Interest cost	11.1	14.0	20.6	28.1
Net amortization of prior service gains	(0.9)	(1.0)	(1.8)	(2.1)
Net amortization of net actuarial losses	3.7	4.6	7.4	9.5
Net periodic postretirement benefit cost	15.9	20.6	29.2	41.7
Net curtailment and settlement (gains) losses	-	(23.4)	-	(23.4)
Net periodic postretirement benefit (gains) costs after curtailment and settlement gains	$15.9	$(2.8)	$29.2	$18.3

Amounts recorded in continuing operations	$8.5	$6.8	$14.4	$13.6
Amounts recorded in discontinued operations	7.4	(9.6)	14.8	4.7
Total	$15.9	$(2.8)	$29.2	$18.3

The curtailment and settlement gains in 2007 are associated with the sale of the Road Development business unit on April 30, 2007. In addition, the Company’s postretirement plan was remeasured as of the April 30, 2007 sale date and the discount rate used was increased from 5.5% to 5.75%.

As discussed in Note 3, the Company assumed unfunded obligations for postretirement benefits other than pensions associated with the acquisition of Trane. The Company is in the process of measuring the postretirement plans as of the Acquisition Date. The preliminary estimate of the projected benefit obligation is $267.1 million.

Note 12 – Stockholders Equity
At June 30, 2008, the reconciliation of Class A common shares is as follows:

In millions	Total
December 31, 2007	272.6
Shares issued under incentive plans	0.5
Merger consideration (See Note 3)	45.4
June 30, 2008	318.5

The components of comprehensive income for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Net earnings	$256.1	$964.1	$437.7	$1,181.6
Other comprehensive income (loss):
Foreign currency translation adjustment	9.4	32.2	240.5	67.8
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	(3.4)	(5.8)	3.7	(5.9)
Unrealized gain (loss) on marketable securities, net of tax	(0.8)	0.8	(2.2)	0.3
Pension and other postretirement benefits liability adjustment, net of tax	4.4	135.3	9.0	142.2
Comprehensive income	$265.7	$1,126.6	$688.7	$1,386.0

Included in accumulated other comprehensive income is the estimated value of the Company’s currency and commodity hedges. At June 30, 2008 and 2007, the currency hedges had a projected loss of $0.1 million and $4.1 million, net of tax, respectively. At June 30, 2008 and 2007, the commodity hedges had a projected gain of $0.6 million and a projected loss of $0.6 million, net of tax, respectively. Also included in accumulated other comprehensive income are projected losses of $8.1 million related to interest rate locks, all of which qualified as cash flow hedges. The amounts expected to be reclassified to earnings over the next twelve months for the currency hedges, commodity hedges and interest rate locks is $0.1 million, $0.6 million and $1.0 million, respectively. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. The projected fair value of all currency derivatives at June 30, 2008 and 2007 was a loss of $6.5 million and a gain of $2.5 million, respectively.

During the first quarter of 2008, the Company determined that four of its forecasted cash flow hedges were ineffective, as the underlying forecasted transactions were no longer considered probable of occurring. The Company dedesignated these hedges and recorded a gain of $0.3 million within Other, net.

As a result of the Trane acquisition described in Note 3, the Company assumed a cross currency swap to fix the foreign currency cash flows on its £60.0 million 8.25% senior notes due June 1, 2009, into the functional currency of the Company. At the inception of the cross currency swap, the swap qualified as a cash flow hedging instrument under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such the fair value of the cross currency swap has been deferred in OCI until the time the cash flows effect earnings. At June 30, 2008, the cross currency swap had a loss of $5.7 million.

Note 13 – Restructuring Activities
Restructuring charges recorded during the three months ended June 30, 2008 were as follows:

In millions	Air Conditioning Systems and Services	Climate Control Technologies	Industrial Technologies	Security Technologies	Corporate and Other	Total
Cost of goods sold	$-	$(0.9)	$0.5	$2.0	$-	$1.6
Selling and administrative	2.0	-	1.1	(0.2)	2.0	4.9
Total	$2.0	$(0.9)	$1.6	$1.8	$2.0	$6.5

Restructuring charges recorded during the six months ended June 30, 2008 were as follows:

In millions	Air Conditioning Systems and Services	Climate Control Technologies	Industrial Technologies	Security Technologies	Corporate and Other	Total
Cost of goods sold	$-	$(0.4)	$2.6	$2.0	$-	$4.2
Selling and administrative	2.0	0.5	1.8	(0.2)	2.0	6.1
Total	$2.0	$0.1	$4.4	$1.8	$2.0	$10.3

The changes in the restructuring reserve were as follows:

In millions	Air Conditioning Systems and Services	Climate Control Technologies	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2007	$-	$20.8	$0.7	$4.0	$-	$25.5
Additions	2.0	0.1	4.4	1.8	2.0	10.3
Purchase accounting	11.5	-	-	-	-	11.5
Cash and non-cash uses	-	(18.2)	(4.6)	(2.4)	-	(25.2)
Currency translation	-	1.0	(0.1)	0.2	-	1.1
June 30, 2008	$13.5	$3.7	$0.4	$3.6	$2.0	$23.2

During 2007, the Company initiated restructuring actions relating to ongoing cost reduction efforts across each of its sectors. These actions include both workforce reductions as well as the consolidation of manufacturing facilities.

Actions taken in the Climate Control Technologies sector include a rationalization of manufacturing facilities in the U.S., Europe and Asia that resulted in the closure of a U.S. plant, two European plants and a Japanese plant. Industrial Technologies consolidated a manufacturing process at a U.S. plant in addition to other administrative functions within the sector. Security Technologies conducted a consolidation of administrative functions throughout the European sales area. Corporate costs related to workforce reductions.

In connection with the acquisition, at the Acquisition Date, the Company began formulating a plan to exit or restructure certain activities. The Company recorded purchase accounting liabilities of $11.5 million primarily related to employee severance and related costs in connection with the preliminary plan as well as approving the continuation of all existing restructuring and exit plans.

As of June 30, 2008, the Company had $23.2 million accrued for the workforce reductions and consolidation of manufacturing facilities, of which a majority will be paid throughout the remainder of 2008.

Note 14 – Share-Based Compensation
On June 6, 2007, the shareholders of the Company approved the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. The total number of shares authorized by the shareholders is 14.0 million, of which 8.5 million remains available for future incentive awards. The plan replaces the Incentive Stock Plan of 1998, which expired in May 2007.

Stock Options
The average fair value of the options granted for the six months ended June 30, 2008 and June 30, 2007 were $11.60 and $11.06, respectively, using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	2008	2007
Dividend yield	1.58%	1.75%
Volatility	31.50%	26.10%
Risk-free rate of return	2.95%	4.71%
Expected life	5.4 years	4.7 years

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

Changes in the options outstanding under the plans for the six months ended June 30, 2008 were as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2007	16,424,891	$34.25
Granted	4,992,599	40.60
Trane options exchanged for Ingersoll Rand options	7,907,176	17.97
Exercised	(376,505)	30.06
Cancelled	(348,855)	40.54
Outstanding June 30, 2008	28,599,306	$30.84	$232.1	5.9
Exercisable June 30, 2008	21,053,612	$27.04	$232.1	4.8

As part of the acquisition of Trane, 7.9 million Trane options were converted at the option of the holders into options to acquire shares of IR Limited Class A common shares based on the option exchange ratio set forth in the merger agreement.

SARs
SARs generally vest ratably over a three-year period from the date of grant and expire at the end of ten years. All exercised SARs are settled with the Company’s Class A common shares.

The following table summarizes the information for currently outstanding SARs for the six months ended June 30, 2008:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2007	1,169,977	$33.99
Granted	-	-
Exercised	(38,636)	27.77
Cancelled	(41,986)	37.41
Outstanding June 30, 2008	1,089,355	$34.08	$4.7	4.9
Exercisable June 30, 2008	999,132	$33.60	$4.7	4.8

Note: The Company did not grant SARS during the six months ended June 30, 2008 and does not anticipate further granting in the future.

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares.

On April 17, 2007, and effective for the performance year 2007, the Compensation Committee of the Company’s board of directors approved a revision to the PSP program such that all PSP awards will be paid in Class A common shares rather than in cash. In addition, all shares will vest one year after the date of grant except for retirement-eligible employees, which vest immediately. As a result of these changes, a larger portion of the Company’s executive compensation program will be directly linked to the performance of the Company’s Class A common shares, thus further aligning the interests of executives with those of the Company’s shareholders.

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

Compensation Expense
Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Stock options	$10.4	$4.3	$23.7	$15.7
SARs	0.1	0.1	(0.2)	0.5
Performance shares	1.6	1.6	2.4	5.8
Deferred compensation	(0.6)	1.5	0.6	2.5
Other	0.3	-	0.6	0.2
Pre-tax expense	11.8	7.5	27.1	24.7
Tax benefit	(4.5)	(2.9)	(10.4)	(9.4)
After tax expense	$7.3	$4.6	$16.7	$15.3

Amounts recorded in continuing operations	$7.3	$3.8	$16.7	$12.9
Amounts recorded in discontinued operations	-	0.8	-	2.4
Total	$7.3	$4.6	$16.7	$15.3

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

For the six months ended June 30, 2007, the Company recorded a gain of $16.8 million associated with the Swaps. The gains and losses associated with the Swaps are recorded within Selling and administrative expenses.

Note 15 – Other, Net
The components of Other, net for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Interest income	$31.5	$7.0	$77.1	$9.9
Exchange gain (loss)	(2.9)	8.5	(4.5)	8.7
Minority interests	(6.5)	(3.8)	(10.4)	(7.1)
Earnings from equity investments	1.2	-	1.2	-
Other	2.9	(3.1)	2.1	(3.0)
Other, net	$26.2	$8.6	$65.5	$8.5

For the three and six months ended June 30, 2008, the year-over-year increase is primarily associated with higher interest income amounts, a result of larger average cash balances during the first half of 2008. The large balance is attributable to the sale of the Road Development business unit and Compact Equipment during 2007.

Note 16 – Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the Company recorded additional liabilities to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million. Total unrecognized tax benefits as of June 30, 2008 and December 31, 2007 were $565.9 million and $379.8 million, respectively. The increase is primarily related to the inclusion of unrecognized tax positions attributable to the Trane business.

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

Note 17 – Earnings Per Share (EPS)
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

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Weighted-average number of basic shares	287.4	299.9	280.6	303.1
Shares issuable under incentive stock plans	3.7	4.4	3.1	3.9
Weighted-average number of diluted shares	291.1	304.3	283.7	307.0
Anti-dilutive shares	5.6	2.6	7.1	2.0

Note 18 –Business Segment Information
The Company classifies its business into four reportable segments based on industry and market focus: Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies.

As discussed in Note 3, the Company acquired Trane at the close of business on June 5, 2008. As a result, the Company expanded its reportable segments to include the Air Conditioning Systems and Services segment. The results of Trane’s operations are presented within this segment. The reported results for revenue and operating income reflect activity since the Acquisition Date (June 6, 2008 through June 30, 2008).

As a result of the divestitures of Compact Equipment and the Road Development business unit during 2007, the Company realigned its operating and reporting segments to better reflect its market focus. Segment information for all periods has been revised to exclude the results of the Bobcat, Utility Equipment, Attachments and Road Development business units.

A summary of operations by reportable segment as of June 30 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Net revenues
Air Conditioning Systems and Services	$697.9	$-	$697.9	$-
Climate Control Technologies	911.9	846.0	1,710.3	1,574.9
Industrial Technologies	806.1	749.9	1,549.5	1,417.6
Security Technologies	664.9	628.7	1,286.4	1,208.3
Total	$3,080.8	$2,224.6	$5,244.1	$4,200.8

Operating income
Air Conditioning Systems and Services	$66.1	$-	$66.1	$-
Climate Control Technologies	114.7	99.8	194.9	169.2
Industrial Technologies	104.4	109.3	202.0	200.9
Security Technologies	122.4	108.3	227.3	199.0
Unallocated corporate expense	(46.0)	(43.3)	(81.7)	(86.4)
Total	$361.6	$274.1	$608.6	$482.7

Long-lived assets by geographic area at June 30, 2008 and December 31, 2007 were as follows:

In millions	2008	2007
United States	$4,722.0	$820.5
Non-U.S.	813.9	639.6
Total	$5,535.9	$1,460.1

Note 19 – Commitments and Contingencies
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

During the three and six month periods ended June 30, 2008, the Company spent $3.4 million and $6.3 million, respectively, for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of June 30, 2008 and December 31, 2007, the Company has recorded reserves for environmental matters of $106.1 million and $101.8 million, respectively. The Company believes that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos Matters
Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll Rand Company (IR-New Jersey) and Trane and generally allege injury caused by exposure to asbestos contained in certain current and historical products sold by IR-New Jersey and Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

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

In connection with our acquisition of Trane, the Company requested ARPC to assist in calculating Trane’s asbestos-related valuations of current and future liabilities. As required by SFAS No. 141, “Business Combinations,” the Company is required to record the assumed asbestos obligations and associated insurance-related assets at their fair value at the Acquisition Date. The Company preliminarily estimates that the assumed asbestos obligation and associated insurance-related assets at the Acquisition Date to be $494 million and $249 million, respectively. These amounts were estimated based on certain assumptions and factors consistent with those described above.

Trane continues to be in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging Trane’s right to recovery. Trane filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted Trane’s motion to add 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. Trane engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time. During the mediation, the parties agreed to extensions of discovery deadlines and stays of discovery except for discovery necessary to facilitate the mediation process. The continued stay of discovery was confirmed by agreement at the most recent status conference with the court and mediator, which took place on November 26, 2007. With the addition of the parties and policies referred to above, the NJ Litigation would resolve the coverage issues with respect to approximately 94 percent of the recorded receivable.

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

The aggregate amount of the stated limits in insurance policies available to the Company for asbestos-related claims acquired over many years and from many different carriers, is substantial. However, limitations in that coverage, primarily due to the considerations described above, are expected to result in the projected total liability to claimants substantially exceeding the probable insurance recovery.

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

	2005	2006	2007
Open claims - January 1	105,811	102,968	101,709
New claims filed	11,132	6,457	5,398
Claims settled	(12,505)	(6,558)	(5,005)
Claims dismissed	(1,470)	(1,158)	(1,479)
Open claims - December 31	102,968	101,709	100,623

From receipt of the first asbestos claim more than twenty years ago through December 31, 2007, Trane has resolved 61,002 (by settlement or dismissal) claims. Trane and its insurance carriers have paid settlements of approximately $109.0 million, which represents an average payment per resolved claim of $1,786. During 2007, 3,019 new claims were filed against Trane, 1,826 claims were dismissed and 740 claims were settled. At December 31, 2007, there are 105,023 open claims pending against Trane. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against Trane, reflecting updated information for the last three years.

	2005	2006	2007
Open claims - January 1	118,381	113,730	104,570
New claims filed	10,972	4,440	3,019
Claims settled	(954)	(848)	(740)
Claims dismissed	(14,544)	(12,751)	(1,826)
Inactive claims	(125)	(1)	-
Open claims - December 31	113,730	104,570	105,023

At June 30, 2008, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At June 30, 2008, the Company's liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $1,220.0 million and $477.9 million, respectively, compared to $754.9 million and $249.8 million at December 31, 2007.

The (costs) income associated with the settlement and defense of asbestos related claims after insurance recoveries were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Continuing operations	$0.6	$-	$0.6	$-
Discontinued operations	(4.5)	(8.1)	0.1	(20.0)
Total	$(3.9)	$(8.1)	$0.7	$(20.0)

The Company records certain income and expenses associated with its asbestos liabilities and corresponding insurance recoveries within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in 2000. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations.

Other
The following table represents the changes in the product warranty liability for the six months ended June 30:

In millions	2008	2007
Balance at beginning of period	$146.9	$137.1
Reductions for payments	(57.6)	(35.6)
Accruals for warranties issued during the current period	57.3	42.8
Changes to accruals related to preexisting warranties	(1.0)	(1.0)
Acquisitions	483.3	0.1
Translation	3.6	1.5
Balance at end of period	$632.5	$144.9

The Company has other contingent liabilities for $5.8 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

Note 20 – Fair Value Measurement
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the inputs market participants use to determine the fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The fair value hierarchy outlined in SFAS 157 is comprised of three levels that are described below:

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 are as follows:

	Fair value measurements			Total
In millions	Level 1	Level 2	Level 3	fair value
Assets:
Cash and cash equivalents	$787.3	$-	$-	$787.3
Marketable securities	10.3	-	-	10.3
Derivative instruments	-	4.0	-	4.0
Securitization	-	-	182.6	182.6
Benefit trust assets	-	155.2	-	155.2
Total	$797.6	$159.2	$182.6	$1,139.4

Liabilities:
Derivative instruments	$-	$16.6	$-	$16.6
Benefit liabilities	-	147.9	-	147.9
Total	$-	$164.5	$-	$164.5

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

•
Derivatives instruments – These instruments include forward contracts related to non-U.S. currencies, commodities and a cross-currency swap of foreign denominated debt. The fair value of the derivative instruments are determined based on a pricing model that uses inputs from actively quoted currency and commodity markets that are readily accessible and observable.

•
Benefit trust assets – These assets include money market funds and insurance contracts that are the underlying for the benefit assets. The fair value of the assets is based on observable market prices quoted in a readily accessible and observable market.

•	Securitization – This asset is the interest that the Company retains in receivables sold into the banks conduit. The fair value of the asset is based on a model that requires unobservable inputs.

•
Benefit liabilities – These liabilities include benefits including deferred compensation and executive death benefits. The fair value is based on the underlying investment portfolio of the deferred compensation and the specific benefits guaranteed in a death benefit contract with each executive.

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 allows the Company the irrevocable option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. As of June 30, 2008, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities.

Note 21 – Guarantor Financial Information
Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited) is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization (the reorganization) that became effective on December 31, 2001. The reorganization was accomplished through a merger of a newly formed merger subsidiary of IR-Limited. IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

As part of the reorganization, IR-Limited guaranteed all of the issued public debt securities of IR-New Jersey. The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited, the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities.

IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At June 30, 2008, $2.1 billion of the original $3.6 billion note remains outstanding. The Class B common shares are non-voting and pay dividends comparable to the Class A common shares. In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

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

The Company has revised the guarantor financial statements for all periods presented in order to reflect Ingersoll-Rand Global Holding Company Limited (IR Global Holding) as a stand-alone subsidiary. IR Global Holding, a 100% owned subsidiary of IR-Limited, is expected to issue public debt that will be guaranteed by IR-Limited. As part of the process to revise the condensed financial statements, the Company noted errors within the consolidation process of the subsidiaries. Total consolidated results were not impacted by these revisions; however, certain amounts reported within the IR-New Jersey and Other Subsidiary columns have been corrected. The Company determined that these errors were immaterial to the Company’s financial statements. All periods have been revised in the current presentation.

The condensed consolidating financial statements present IR-Limited, IR Global Holding and IR-New Jersey investments in their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares have been presented as contra accounts and included within Other Shareholders’ Equity since the Class B issuance on December 31, 2001. The notes payable continue to be reflected as a liability on the balance sheet of IR-New Jersey and are enforceable in accordance with their terms.

The following condensed consolidated financial information for IR-Limited, IR Global Holding, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR Global Holding and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

Condensed Consolidating Income Statement
For the three months ended June 30, 2008

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$-	$227.6	$2,853.2	$-	$3,080.8
Cost of goods sold	-	-	(158.9)	(2,037.2)	-	(2,196.1)
Selling and administrative expenses	(11.9)	(0.2)	(81.9)	(429.1)	-	(523.1)
Operating (loss) income	(11.9)	(0.2)	(13.2)	386.9	-	361.6
Equity earnings in affiliates (net of tax)	278.9	310.8	53.6	(6.8)	(636.5)	-
Interest expense	(3.9)	(10.7)	(17.0)	(14.0)	-	(45.6)
Intercompany interest and fees	(22.6)	(44.6)	(67.6)	134.8	-	-
Other, net	15.6	8.5	1.0	1.1	-	26.2
Earnings (loss) before income taxes	256.1	263.8	(43.2)	502.0	(636.5)	342.2
Benefit (provision) for income taxes	-	-	43.4	(123.1)	-	(79.7)
Earnings (loss) from continuing operations	256.1	263.8	0.2	378.9	(636.5)	262.5
Discontinued operations, net of tax	-	-	(7.0)	0.6	-	(6.4)
Net earnings (loss)	$256.1	$263.8	$(6.8)	$379.5	$(636.5)	$256.1

Condensed Consolidating Income Statement
For the six months ended June 30, 2008

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$-	$449.5	$4,794.6	$-	$5,244.1
Cost of goods sold	-	-	(324.1)	(3,413.0)	-	(3,737.1)
Selling and administrative expenses	(26.4)	(0.2)	(156.6)	(715.2)	-	(898.4)
Operating (loss) income	(26.4)	(0.2)	(31.2)	666.4	-	608.6
Equity earnings in affiliates (net of tax)	485.2	527.1	103.2	(41.2)	(1,074.3)	-
Interest expense	(7.8)	(10.7)	(33.7)	(20.9)	-	(73.1)
Intercompany interest and fees	(44.6)	(105.6)	(128.7)	278.9	-	-
Other, net	31.3	26.7	7.5	-	-	65.5
Earnings (loss) before income taxes	437.7	437.3	(82.9)	883.2	(1,074.3)	601.0
Benefit (provision) for income taxes	-	-	63.8	(190.6)	-	(126.8)
Earnings (loss) from continuing operations	437.7	437.3	(19.1)	692.6	(1,074.3)	474.2
Discontinued operations, net of tax	-	-	(22.1)	(14.4)	-	(36.5)
Net earnings (loss)	$437.7	$437.3	$(41.2)	$678.2	$(1,074.3)	$437.7

Condensed Consolidating Income Statement
For the three months ended June 30, 2007

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$-	$231.9	$1,992.7	$-	$2,224.6
Cost of goods sold	-	-	(158.7)	(1,431.0)	-	(1,589.7)
Selling and administrative expenses	(4.5)	(0.5)	(77.3)	(278.5)	-	(360.8)
Operating (loss) income	(4.5)	(0.5)	(4.1)	283.2	-	274.1
Equity earnings in affiliates (net of tax)	977.8	578.9	154.9	306.6	(2,018.2)	-
Interest expense	(6.6)	-	(17.8)	(6.4)	-	(30.8)
Intercompany interest and fees	(15.2)	(32.9)	(117.5)	165.6	-	-
Other, net	12.6	(0.8)	23.5	(26.7)	-	8.6
Earnings (loss) before income taxes	964.1	544.7	39.0	722.3	(2,018.2)	251.9
Benefit (provision) for income taxes	-	-	43.9	(87.8)	-	(43.9)
Earnings (loss) from continuing operations	964.1	544.7	82.9	634.5	(2,018.2)	208.0
Discontinued operations, net of tax	-	-	223.7	532.4	-	756.1
Net earnings (loss)	$964.1	$544.7	$306.6	$1,166.9	$(2,018.2)	$964.1

Condensed Consolidating Income Statement
For the six months ended June 30, 2007

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$-	$450.6	$3,750.2	$-	$4,200.8
Cost of goods sold	-	-	(313.2)	(2,692.4)	-	(3,005.6)
Selling and administrative expenses	(16.0)	(0.8)	(160.7)	(535.0)	-	(712.5)
Operating (loss) income	(16.0)	(0.8)	(23.3)	522.8	-	482.7
Equity earnings in affiliates (net of tax)	1,212.5	809.1	244.4	283.4	(2,549.4)	-
Interest expense	(17.6)	-	(35.0)	(13.9)	-	(66.5)
Intercompany interest and fees	(25.4)	(56.0)	(236.1)	317.5	-	-
Other, net	28.1	(1.2)	23.1	(41.5)	-	8.5
Earnings (loss) before income taxes	1,181.6	751.1	(26.9)	1,068.3	(2,549.4)	424.7
Benefit (provision) for income taxes	-	-	90.2	(150.3)	-	(60.1)
Earnings (loss) from continuing operations	1,181.6	751.1	63.3	918.0	(2,549.4)	364.6
Discontinued operations, net of tax	-	-	220.1	596.9	-	817.0
Net earnings (loss)	$1,181.6	$751.1	$283.4	$1,514.9	$(2,549.4)	$1,181.6

Condensed Consolidating Balance Sheet
June 30, 2008

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$0.1	$0.5	$150.9	$635.8	$-	$787.3
Accounts and notes receivable, net	0.1	-	299.9	2,772.0	-	3,072.0
Inventories, net	-	-	73.6	1,726.9	-	1,800.5
Other current assets	-	(4.3)	119.4	800.1	-	915.2
Accounts and notes receivable affiliates	490.3	1,019.2	4,127.5	37,216.4	(42,853.4)	-
Total current assets	490.5	1,015.4	4,771.3	43,151.2	(42,853.4)	6,575.0

Investment in affiliates	12,712.4	14,409.1	9,601.8	68,023.4	(104,746.7)	-
Property, plant and equipment, net	-	-	161.5	1,966.8	-	2,128.3
Intangible assets, net	-	-	72.5	15,325.8	-	15,398.3
Other noncurrent assets	1.4	10.7	621.9	1,148.1	-	1,782.1
Total assets	$13,204.3	$15,435.2	$15,229.0	$129,615.3	$(147,600.1)	$25,883.7

Current liabilities:
Accounts payable and accruals	$7.3	$2.3	$411.8	$3,029.7	$-	$3,451.1
Short term borrowings and current
maturities of long-term debt	-	3,876.8	547.4	344.6	-	4,768.8
Accounts and note payable affiliates	380.9	3,855.3	6,123.4	32,493.8	(42,853.4)	-
Total current liabilities	388.2	7,734.4	7,082.6	35,868.1	(42,853.4)	8,219.9

Long-term debt	299.2	-	403.2	487.5	-	1,189.9
Note payable affiliate	1,550.0	-	2,097.4	-	(3,647.4)	-
Other noncurrent liabilities	174.4	0.4	1,895.0	3,611.6	-	5,681.4
Total liabilities	2,411.8	7,734.8	11,478.2	39,967.2	(46,500.8)	15,091.2

Shareholders' equity:
Class A common shares	370.5	(52.0)	-	-	-	318.5
Class B common shares	270.6	-	-	-	(270.6)	-
Common shares	-	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	13,546.6	7,556.2	4,526.5	90,487.0	(106,139.8)	9,976.5
Accumulated other comprehensive
income (loss)	819.9	71.0	(368.7)	731.4	(756.1)	497.5
	15,007.6	7,575.2	4,157.8	93,581.2	(109,529.3)	10,792.5
Less: Contra account	(4,215.1)	125.2	(407.0)	(3,933.1)	8,430.0	-
Total shareholders' equity	10,792.5	7,700.4	3,750.8	89,648.1	(101,099.3)	10,792.5
Total liabilities and equity	$13,204.3	$15,435.2	$15,229.0	$129,615.3	$(147,600.1)	$25,883.7

Condensed Consolidating Balance Sheet
December 31, 2007

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$0.6	$1,979.1	$545.4	$2,210.2	$-	$4,735.3
Accounts and notes receivable, net	0.4	-	263.8	1,396.5	-	1,660.7
Inventories	-	-	76.4	750.8	-	827.2
Other current assets	-	0.2	136.7	340.6	-	477.5
Accounts and notes receivable affiliates	252.6	916.2	5,150.6	27,478.5	(33,797.9)	-
Total current assets	253.6	2,895.5	6,172.9	32,176.6	(33,797.9)	7,700.7

Investment in affiliates	9,794.6	8,050.3	9,487.9	35,264.8	(62,597.6)	-
Property, plant and equipment, net	-	-	151.1	753.8	-	904.9
Intangible assets, net	-	-	72.5	4,645.4	-	4,717.9
Other noncurrent assets	1.5	-	704.5	346.7	-	1,052.7
Total assets	$10,049.7	$10,945.8	$16,588.9	$73,187.3	$(96,395.5)	$14,376.2

Current liabilities:
Accounts payable and accruals	$6.9	$4.6	$527.1	$1,956.1	$-	$2,494.7
Short term borrowings and current
maturities of long-term debt	-	-	555.4	185.6	-	741.0
Accounts and note payable affiliates	89.1	5,779.7	7,001.7	20,927.4	(33,797.9)	-
Total current liabilities	96.0	5,784.3	8,084.2	23,069.1	(33,797.9)	3,235.7

Long-term debt	299.1	-	403.2	10.4	-	712.7
Note payable affiliate	1,550.0	-	2,097.4	-	(3,647.4)	-
Other noncurrent liabilities	196.7	0.4	1,917.0	405.8	-	2,519.9
Total liabilities	2,141.8	5,784.7	12,501.8	23,485.3	(37,445.3)	6,468.3

Shareholders' equity:
Class A common shares	370.0	(97.4)	-	-	-	272.6
Class B common shares	270.6	-	-	-	(270.6)	-
Common shares	-	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	11,046.3	5,115.6	4,900.3	50,833.6	(64,507.0)	7,388.8
Accumulated other comprehensive
income (loss)	568.5	52.8	(398.0)	527.8	(504.6)	246.5
	12,255.4	5,071.0	4,502.3	53,724.2	(67,645.0)	7,907.9
Less: Contra account	(4,347.5)	90.1	(415.2)	(4,022.2)	8,694.8	-
Total shareholders' equity	7,907.9	5,161.1	4,087.1	49,702.0	(58,950.2)	7,907.9
Total liabilities and equity	$10,049.7	$10,945.8	$16,588.9	$73,187.3	$(96,395.5)	$14,376.2

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2008

	IR	IR Global	IR	Other	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(2.9)	$15.8	$(257.3)	$(260.9)	$(505.3)
Net cash provided by (used in) discontinued operating activities	-	-	(0.7)	(19.3)	(20.0)

Cash flows from investing activities:
Capital expenditures	-	-	(19.4)	(85.3)	(104.7)
Proceeds from sale of property, plant and equipment	-	-	0.7	22.3	23.0
Acquisitions, net of cash	-	-	-	(7,085.5)	(7,085.5)
Proceeds from business disposition, net of cash	-	-	-	9.7	9.7
Other, net	-	-	5.4	(24.5)	(19.1)
Net cash provided by (used in) continuing investing activities	-	-	(13.3)	(7,163.3)	(7,176.6)
Net cash provided by (used in) discontinued investing activities	-	-	-	-	-

Cash flows from financing activities:
Net change in debt	-	3,876.8	(8.0)	(102.3)	3,766.5
Debt issue costs	-	(11.4)	-	-	(11.4)
Net inter-company proceeds (payments)	221.4	(5,892.9)	(142.0)	5,813.5	-
Dividends (paid) received	(230.6)	35.1	8.2	89.1	(98.2)
Proceeds from the exercise of stock options	11.6	-	-	-	11.6
Repurchase of common shares by subsidiary	-	(2.0)	-	-	(2.0)
Other, net	-	-	18.5	-	18.5
Net cash provided by (used in) continuing financing activities	2.4	(1,994.4)	(123.3)	5,800.3	3,685.0
Net cash provided by (used in) discontinued financing activities	-	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	-	68.9	68.9

Net increase (decrease) in cash and cash equivalents	(0.5)	(1,978.6)	(394.6)	(1,574.3)	(3,948.0)
Cash and cash equivalents - beginning of period	0.6	1,979.1	545.5	2,210.1	4,735.3
Cash and cash equivalents - end of period	$0.1	$0.5	$150.9	$635.8	$787.3

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2007

	IR	IR Global	IR	Other	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(5.5)	$(2.0)	$(466.8)	$677.8	$203.5
Net cash provided by (used in) discontinued operating activities	-	-	(3.1)	11.1	8.0

Cash flows from investing activities:
Capital expenditures	-	-	(12.2)	(45.7)	(57.9)
Proceeds from sale of property, plant and equipment	-	-	3.1	5.9	9.0
Acquisitions, net of cash	-	-	(0.6)	(3.1)	(3.7)
Proceeds from business disposition, net of cash	-	-	630.1	661.6	1,291.7
Other, net	-	-	3.5	-	3.5
Net cash provided by (used in) continuing investing activities	-	-	623.9	618.7	1,242.6
Net cash provided by (used in) discontinued investing activities	-	-	(0.2)	(39.6)	(39.8)

Cash flows from financing activities:
Net change in debt	(378.0)	-	(8.3)	(8.2)	(394.5)
Net inter-company proceeds (payments)	495.4	826.6	(61.6)	(1,260.4)	-
Dividends (paid) received	(229.1)	22.1	8.2	89.2	(109.6)
Proceeds from the exercise of stock options	121.4	-	-	-	121.4
Repurchase of common shares by subsidiary	-	(846.5)	-	-	(846.5)
Net cash provided by (used in) continuing financing activities	9.7	2.2	(61.7)	(1,179.4)	(1,229.2)
Net cash provided by (used in) discontinued financing activities	-	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	-	9.1	9.1

Net increase (decrease) in cash and cash equivalents	4.2	0.2	92.1	97.7	194.2
Cash and cash equivalents - beginning of period	1.7	-	81.6	272.5	355.8
Cash and cash equivalents - end of period	$5.9	$0.2	$173.7	$370.2	$550.0

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

Overview

Organizational
Ingersoll-Rand Company Limited (IR Limited), a Bermuda company, and its consolidated subsidiaries (we, our or the Company) is a leading innovation and solutions provider with strong brands and leading positions within our markets. We operate in four business segments: Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll Rand®, Schlage®, Thermo King® and Trane®.

We are dedicated to inspiring progress for our Customers, Shareholders, Employees and Communities by achieving:

•	Dramatic Growth, by focusing on innovative solutions for our customers

•	Operational Excellence, by pursuing continuous improvement in all of our operations

•	Dual Citizenship, by bringing together the talents of all Ingersoll Rand people to leverage the capabilities of our global enterprise

To achieve these goals and to become a more diversified company with strong growth prospects, we have transformed our enterprise portfolio by divesting cyclical, low-growth and asset-intensive businesses, in addition to strategic acquisitions that enhance and broaden our value proposition to our customers. We continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment and rentals. We also intend to continuously improve the efficiencies, capabilities, products and services of our high-potential businesses.

Recent Developments
Acquisitions
At the close of business on June 5, 2008 (the Acquisition Date), we completed our previously announced acquisition of 100% of the outstanding common shares of Trane Inc. (Trane). Trane, previously named American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets, a reputation for reliability, high quality and product innovation and a powerful distribution network. Trane’s 2007 annual revenues were $7.5 billion.

We paid a combination of (i) 0.23 of an IR Limited Class A common share and (ii) $36.50 in cash, without interest, for each outstanding share of Trane common stock. The total cost of the acquisition was approximately $9.6 billion, including change in control payments and direct costs of the transaction. We financed the cash portion of the acquisition with a combination of cash on hand, commercial paper and a 364-day senior unsecured bridge loan facility.

The components of the purchase price were as follows:

In billions
Cash consideration	$7.3
Stock consideration (Issuance of 45.4 million IR Limited Class A common shares)	2.0
Estimated fair value of Trane stock options converted to 7.9 million IR Limited stock options	0.2
Transaction costs	0.1
Total	$9.6

As a result of the acquisition, the results of the operations of Trane have been included in the statement of financial position at June 30, 2008 and the consolidated statements of operations and cash flows since the Acquisition Date.

Divestitures
On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. We recorded a gain on sale of $2,629.0 million (net of tax of $959.2 million). Compact Equipment manufactures and sells compact equipment including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators, light towers; general-purpose light construction equipment; and attachments.

On April 30, 2007, we completed the sale of our Road Development business unit to AB Volvo (publ) in all countries except for India, which closed on May 4, 2007, for cash proceeds of approximately $1.3 billion, subject to post-closing purchase price adjustments. We recorded a gain on sale of $633.0 million (net of tax of $163.3 million). The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

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

Our revenues from continuing operations for the first half of 2008 increased 24.8% compared with the same period in 2007, primarily associated with the Trane acquisition. Excluding the results of Trane, our revenues from continuing operations for the first half of 2008 increased approximately 7.1% compared with the same period of 2007. Strong international markets, increased recurring revenue, a favorable currency impact, pricing improvements and higher volumes drove this growth. Our major non-U.S. end markets experienced significant growth. This growth helped to drive revenue increases in all four of our operating segments. We have also been able to increase prices and add surcharges to help mitigate the impact of cost inflation during the year. We have generated positive cash flows from operating activities during the first half of 2008 and expect to continue to produce positive operating cash flows for the foreseeable future. For the rest of 2008, we expect to see slower growth in North America and Western Europe offset by the activity levels in the developing economies of Eastern Europe, Asia and Latin America.

Results of Operations – Three Months Ended June 30, 2008 and 2007

	For the three months ended June 30,
In millions, except per share amounts	2008	% of revenues	2007	% of revenues
Net revenues	$3,080.8		$2,224.6
Cost of goods sold	(2,196.1)	71.3%	(1,589.7)	71.5%
Selling and administrative expenses	(523.1)	17.0%	(360.8)	16.2%
Operating income	361.6	11.7%	274.1	12.3%
Interest expense	(45.6)		(30.8)
Other, net	26.2		8.6
Earnings before income taxes	342.2		251.9
Provision for income taxes	(79.7)		(43.9)
Earnings from continuing operations	262.5		208.0
Discontinued operations, net of tax	(6.4)		756.1
Net earnings	$256.1		$964.1

Diluted earnings per common share:
Continuing operations	$0.90		$0.68
Discontinued operations	(0.02)		2.49
Net earnings	$0.88		$3.17

Net Revenues
Net revenues for the second quarter of 2008 increased by 38.5%, or $856.2 million, compared with 2007, which primarily resulted from the following:

Volume/product mix	-0.7%
Pricing	2.5%
Currency exchange rates	4.3%
Acquisitions	32.1%
Other	0.3%
Total	38.5%

The acquisition of Trane increased revenues $697.9 million. Excluding the results of Trane, revenues increased by 7.1%, or $158.3 million. Revenues increased in all operating segments mainly driven by non-U.S. operations. Additionally, we continue to make progress in increasing recurring revenues, which improved by 9% over the second quarter of 2007 and accounted for 19% of net revenues.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue decreased slightly in the second quarter of 2008 to 71.3% compared with 71.5% for the same period of 2007. Excluding the results of Trane, Cost of goods sold as a percentage of revenue would have been 71.2%. Increased leverage on higher revenues and price increases provided a benefit which was slightly offset by unfavorable mix and higher material costs.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue increased to 17.0% in the second quarter of 2008 compared with 16.2% for the same period of 2007. Excluding the results of Trane, Selling and administrative expenses as a percentage of revenue would have been 16.4%. Increased leverage on higher revenues and expense reduction were more than offset by one-time costs related to the acquisition of Trane, an increase to a product liability reserve of $8.0 million and investments in new product development of approximately $3.1 million.

Operating Income
Operating income for the second quarter of 2008 increased by 31.9% or $87.5 million, compared with the same period of 2007, primarily related to the acquisition of Trane. Excluding the results of Trane, operating income increased by 7.8%, or $21.4 million, mainly due to leverage on revenue growth, expense reduction, productivity actions and improved pricing. These increases were partially offset by unfavorable business and product mix and higher commodity costs in addition to one-time costs related to the acquisition of Trane.

Interest Expense
Interest expense for the second quarter of 2008 increased $14.8 million compared with the same period of 2007, primarily related to higher average debt balances used to fund the acquisition of Trane.

Other, Net
The components of Other, net for the three months ended June 30 are as follows:

	Three months ended
	June 30,
In millions	2008	2007
Interest income	$31.5	$7.0
Exchange gain (loss)	(2.9)	8.5
Minority interests	(6.5)	(3.8)
Earnings from equity investments	1.2	-
Other	2.9	(3.1)
Other, net	$26.2	$8.6

The year-over-year increase is primarily associated with higher interest income as a result of larger average cash balances at June 30, 2008. The large balance is attributable to the sale of both Compact Equipment and the Road Development business unit during 2007, which generated proceeds of $6,154.3 million.

Provision for Income Taxes
Our second quarter 2008 effective tax rate was 23.3%, compared with 17.4% in the second quarter of 2007, reflecting a 2008 expected annual rate of 21.5%, increased by certain discrete costs of $6.1 million. The increase in 2008 expected annual tax rate versus last year’s expected annual rate as of June 30, 2007 is primarily attributable to an increase in income earned in higher tax rate jurisdictions as a result of changes in the Company’s inter-company debt structure.

Results of Operations – Six Months Ended June 30, 2008 and 2007

	For the six months ended June,
In millions, except per share amounts	2008	% of revenues	2007	% of revenues
Net revenues	$5,244.1		$4,200.8
Cost of goods sold	(3,737.1)	71.3%	(3,005.6)	71.5%
Selling and administrative expenses	(898.4)	17.1%	(712.5)	17.0%
Operating income	608.6	11.6%	482.7	11.5%
Interest expense	(73.1)		(66.5)
Other, net	65.5		8.5
Earnings before income taxes	601.0		424.7
Provision for income taxes	(126.8)		(60.1)
Earnings from continuing operations	474.2		364.6
Discontinued operations, net of tax	(36.5)		817.0
Net earnings	$437.7		$1,181.6

Diluted earnings per common share:
Continuing operations	$1.67		$1.19
Discontinued operations	(0.13)		2.66
Net earnings	$1.54		$3.85

Net Revenues
Net revenues for the first half of 2008 increased by 24.8%, or $1,043.3 million, compared with 2007, which primarily resulted from the following:

Volume/product mix	0.4%
Pricing	2.5%
Currency exchange rates	4.3%
Acquisitions	17.4%
Other	0.2%
Total	24.8%

The acquisition of Trane increased revenues by $697.9 million. Excluding the results of Trane, revenues increased by 8.2%, or $345.4 million. Revenues increased in all operating segments mainly driven by non-U.S. operations. Additionally, we continue to make progress in increasing recurring revenues, which improved by 11% over the first half of 2007 and accounted for 19% of net revenues.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue decreased slightly to 71.3% in the first half of 2008 compared with 71.5% the same period of 2007. Excluding the results of Trane, Cost of goods sold as a percentage of revenue would have been 71.2%. Increased leverage on higher revenues and price increases provided a benefit which was partially offset by unfavorable mix and higher material costs.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue increased slightly to 17.1% in the first half of 2008 compared with 17.0% for the same period of 2007. Excluding the results of Trane, Selling and administrative expense as a percentage of revenue would have been 16.8%. Increased leverage on higher revenues and expense reduction was partially offset by one-time costs related to the acquisition of Trane, investments in new product development of approximately $11 million, an increase to a product liability reserve of $8.0 million and increased regulatory and compliance costs of $3.3 million.

Operating Income
Operating income for the first half of 2008 increased by 26.1% or $125.9 million, compared with the same period of 2007, primarily related to the acquisition of Trane. Excluding the results of Trane, operating income increased by 12.4%, or $59.8 million, mainly due to leverage on revenue growth, expense reduction, productivity actions and improved pricing. These increases were partially offset by unfavorable business and product mix and higher commodity costs in addition to one-time costs related to the acquisition of Trane.

Interest Expense
Interest expense for the first half of 2008 increased $6.6 million compared with the same period of 2007, primarily related to higher average debt balances used to fund the acquisition of Trane.

Other, Net
The components of Other, net for the six months ended June 30 are as follows:

	Six months ended
	June 30,
In millions	2008	2007
Interest income	$77.1	$9.9
Exchange gain (loss)	(4.5)	8.7
Minority interests	(10.4)	(7.1)
Earnings from equity investments	1.2	-
Other	2.1	(3.0)
Other, net	$65.5	$8.5

The year-over-year increase is primarily associated with higher interest income as a result of larger average cash balances at June 30, 2008. The large balance is attributable to the sale of both Compact Equipment and the Road Development business unit during 2007, which generated proceeds of $6,154.3 million.

Provision for Income Taxes
Our effective tax rate for the first half of 2008 was 21.1%, compared with 14.2% in the first half of 2007, reflecting a 2008 expected annual rate of 21.5%, offset by certain discrete benefits of $4.1 million. The increase in 2008 expected annual tax rate versus last year’s expected annual rate as of June 30, 2007 is primarily attributable to an increase in income earned in higher tax rate jurisdictions as a result of changes in the Company’s inter-company debt structure.

Review of Business Segments
We classify our businesses into four reportable segments based on industry and market focus: Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies. The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Air Conditioning Systems and Services
Air Conditioning Systems and Services provide systems and services that enhance the quality and comfort of the air in homes and buildings around the world. They offer customers a broad range of energy-efficient heating, ventilation and air conditioning systems; dehumidifying and air cleaning products; service and parts support; advanced building controls; and financing solutions. Their systems and services have leading positions in commercial, residential, institutional and industrial markets; a reputation for reliability, high quality and product innovation; and a powerful distribution network. This segment includes the American Standard and Trane brands.

	Three months	Six months
In millions	ended June 30	ended June 30
Net revenues	$697.9	$697.9
Operating income	66.1	66.1
Operating margin	9.5%	9.5%

Reported results for revenues and operating income reflect activity since the Acquisition Date (June 6, 2008 through June 30, 2008). Included in operating income is $45.0 million of costs related to purchase accounting. The Company expects $9.6 million of these costs to be an incremental expense in future periods as they primarily relate to the amortization of certain intangible assets that were fair valued as of the Acquisition Date. In addition, the Company recorded $10.3 million of severance and other business integration costs associated with the acquisition.

Commercial results were well balanced due to growth in both domestic and international markets. Applied and unitary systems, in addition to parts, services and solutions improvements were primary drivers. Residential results were impacted by continued weakness in the U.S. housing market.

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

	Three months ended			Six months ended
	June 30,			June 30,
In millions	2008	2007	% change	2008	2007	% change
Net revenues	$911.9	$846.0	7.8%	$1,710.3	$1,574.9	8.6%
Operating income	114.7	99.8	14.9%	194.9	169.2	15.2%
Operating margin	12.6%	11.8%		11.4%	10.7%

Net revenues for the second quarter of 2008 increased by 7.8% or $65.9 million, compared with the same period of 2007, primarily resulting from a favorable currency impact (6%) improved pricing (1%) and higher volumes. Operating income increased during the second quarter of 2008, primarily due to increased net productivity ($20 million), improved pricing ($11 million) and a favorable currency impact ($4 million). These improvements were offset by higher material costs ($11 million) and investments in new product development and productivity improvements ($5 million).

Net revenues for the first half of 2008 increased by 8.6% or $135.4 million, compared with the same period of 2007, primarily resulting from a favorable currency impact (6%) higher volumes (1%), and improved pricing (1%). Operating income increased during the first half of 2008, primarily due to increased net productivity ($37 million), improved pricing ($22 million) and a favorable currency impact ($9 million). These improvements were offset by higher material costs ($17 million), investments in new product development and productivity improvements ($15 million) and lower volumes.

Net revenues for the segment increased during the second quarter of 2008, benefiting from a worldwide increase in sea-going container, bus and aftermarket revenues in addition to higher results from worldwide truck and the European trailer market. These gains were partially offset by sharply lower activity levels in the North American trailer markets. Revenues for display cases and contracting increased slightly worldwide as results in North America were partially offset by weaker activity overseas. In addition, sales of the TriPac® auxiliary unit increase during the quarter due to the escalating cost of diesel fuel.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling, golf and utility vehicles and energy generation systems. This segment includes the Ingersoll Rand and Club Car brands.

	Three months ended			Six months ended
	June 30,			June 30,
In millions	2008	2007	% change	2008	2007	% change
Net revenues	$806.1	$749.9	7.5%	$1,549.5	$1,417.6	9.3%
Operating income	104.4	109.3	-4.5%	202.0	200.9	0.5%
Operating margin	13.0%	14.6%		13.0%	14.2%

Net revenues for the second quarter of 2008 increased by 7.5%, or $56.2 million, compared with the same period of 2007, mainly resulting from a favorable currency impact (4%), improved pricing (2%), acquisitions (1%) and product mix. Operating income decreased during the second quarter of 2008 primarily due to higher material costs ($17 million), product liability and restructuring costs ($10 million) and increased investment spending ($2 million). These costs were partially offset by improved pricing ($14 million), a favorable currency exchange ($4 million) and increased productivity.

Net revenues for the first half of 2008 increased by 9.3%, or $131.9 million, compared with the same period of 2007, mainly resulting from a favorable currency impact (4%), improved pricing (2%), acquisitions (1%) and higher volumes and product mix. Operating income increased during the first half of 2008 primarily due to improved pricing ($29 million), increased productivity ($19 million) and a favorable currency exchange ($8 million). These improvements were partially offset by higher material costs ($30 million), increased investment spending ($6 million) and product liability and restructuring costs ($12 million).

The increase in segment revenue was driven by the worldwide increase in the Air and Productivity Solutions business. Year-over-year revenue growth in Europe, Asia and India helped to mitigate a weakening North American market. International gains were primarily due to strong industrial markets and aftermarket growth. Club Car revenues declined compared with the second quarter of 2007 mainly due to the ongoing decline in the North American golf market. The decline was offset by overall market share gains.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. This segment includes the Schlage, LCN, Von Duprin and CISA brands.

	Three months ended			Six months ended
	June 30,			June 30,
In millions	2008	2007	% change	2008	2007	% change
Net revenues	$664.9	$628.7	5.8%	$1,286.4	$1,208.3	6.5%
Operating income	122.4	108.3	13.0%	227.3	199.0	14.2%
Operating margin	18.4%	17.2%		17.7%	16.5%

Net revenues for the second quarter of 2008 increased by 5.8%, or $36.2 million, compared with the same period of 2007, mainly resulting from improved pricing (5%) and a favorable currency impact (3%), partially offset by lower volumes (2%). Operating income increased during the second quarter of 2008, primarily due to improved pricing ($30 million) and productivity gains ($15 million), partially offset by unfavorable product mix ($17 million).

Net revenues for the first half of 2008 increased by 6.5%, or $78.1 million, compared with the same period of 2007, mainly resulting from improved pricing (5%) and a favorable currency impact (3%). Operating income increased during the first half of 2008, primarily due to improved pricing ($54 million) and productivity gains ($31 million), partially offset by unfavorable product mix ($30 million).

Net revenues grew in all regions during the quarter benefiting from strong international growth in addition to moderate growth in the commercial construction market. Residential revenues decreased modestly reflecting a decline in same store sales at large customers as well as ongoing weakness in the new homebuilder channel in North America.

Discontinued Operations
The components of discontinued operations for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Revenues	$5.6	$837.0	$15.2	$1,696.8

Pre-tax earnings (loss) from operations	(11.8)	119.7	(23.0)	201.5
Pre-tax gain (loss) on sale	(1.5)	804.5	(5.6)	804.7
Tax expense	6.9	(168.1)	(7.9)	(189.2)
Discontinued operations, net of tax	$(6.4)	$756.1	$(36.5)	$817.0

Discontinued operations by business for the three and six months ended June 30 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Compact Equipment, net of tax	$1.5	$81.7	$(22.9)	$142.3
Road Development, net of tax	(1.8)	678.2	(1.8)	694.1
Other discontinued operations, net of tax	(6.1)	(3.8)	(11.8)	(19.4)
Total discontinued operations, net of tax	$(6.4)	$756.1	$(36.5)	$817.0

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

Net revenues and after-tax earnings of Compact Equipment for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Net revenues	$5.6	$759.8	$15.2	$1,452.4

Earnings from operations, net of tax	(0.3)	81.7	0.1	142.3
Gain on sale, net of tax	1.8	-	(23.0)	-
Total discontinued operations, net of tax	$1.5	$81.7	$(22.9)	$142.3

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

Net revenues and after-tax earnings of the Road Development business unit for the three and six months ended June 30, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Net revenues	$-	$77.2	$-	$244.4

Earnings from operations, net of tax	(0.1)	2.5	(0.1)	18.4
Gain on sale, net of tax	(1.7)	675.7	(1.7)	675.7
Total discontinued operations, net of tax	$(1.8)	$678.2	$(1.8)	$694.1

Other Discontinued Operations
We also have retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Retained costs, net of tax	$(6.1)	$(3.9)	$(11.8)	$(19.6)
Net gain on disposals, net of tax	-	0.1	-	0.2
Total discontinued operations, net of tax	$(6.1)	$(3.8)	$(11.8)	$(19.4)

Retained costs, net of tax for the six months ended June 30, 2008 includes $6.5 million of after-tax costs related to an adverse verdict in a product liability lawsuit associated with a previously divested business.

Liquidity and Capital Resources
We generate significant cash flow from operating activities. We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flow from operating activities, existing cash and cash equivalents, available borrowings under existing credit facilities and our ability to obtain future external financing.

Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, respectively. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2008	2007
Operating cash flow provided by (used in) continuing operations	$(505.3)	$203.5
Investing cash flow provided by (used in) continuing operations	(7,176.6)	1,242.6
Financing cash flow provided by (used in) continuing operations	3,685.0	(1,229.2)

Operating Activities
Net cash used by continuing operating activities during the six months ended June 30, 2008 was $505.3 million, compared with net cash provided by operating activities of $203.5 million during the comparable period in 2007. The change in operating cash flows is predominantly related to a tax payment of approximately $700 million in the first quarter of 2008 paid to various taxing authorities primarily associated with the Compact Equipment divestiture.

Investing Activities
Net cash used by investing activities during the six months ended June 30, 2008 was $7,176.6 million, compared with $1,242.6 million of net cash provided by investing activities during the comparable period of 2007. The change in investing activities is primarily attributable to cash used for the acquisition of Trane in 2008. In addition, during the six months ended June 30, 2007, net cash proceeds of $1,291.7 million was received related to the sale of the Road Development business unit.

Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2008 was $3,685.0 million, compared with $1,229.2 million of net cash used in financing activities during the comparable period in 2007. The change in financing activities is primarily related to the proceeds received from the bridge facility and commercial paper used to finance the acquisition of Trane.

Other Liquidity Measures
The following table contains several key measures to gauge the Company’s financial condition and liquidity at the period ended:

	June 30	December 31,
In millions	2008	2007
Cash and cash equivalents	$787.3	$4,735.3
Total debt	5,958.7	1,453.7
Total shareholders' equity	10,792.5	7,907.9
Debt-to-total capital ratio	35.4%	15.4%

The large cash and cash equivalents balance at December 31, 2007 is attributable to the sale of both Compact Equipment and the Road Development business unit during 2007, which generated proceeds of $6,154.3 million. The reduction at June 30, 2008 is a result of acquisition of Trane

In connection with the Trane acquisition, the Company entered into a new $3.9 billion senior unsecured bridge loan facility, with a term of 364 days. Subsequently, the Company reduced the facility size by $0.5 billion. As of June 30, 2008, the Company has drawn $2.95 billion against the bridge facility, with the remaining $0.45 billion available for future use. The proceeds of the agreement were used to pay a portion of the cash component of the consideration paid for the acquisition as well as to pay related fees and expenses incurred.

The Company also entered into a new $1.0 billion senior unsecured revolving credit agreement with a three year term. The credit facility will be used to support working capital, the commercial paper programs and for other general corporate purposes.

In addition, the Company’s committed revolving credit facilities consisted of two five-year lines totaling $2.0 billion, of which $750 million expires in June 2009 and $1.25 billion expires in August 2010. These lines were unused and provide support for other financing instruments, such as letter of credit and comfort letters as required in the normal course of business as well as support for the commercial paper program.

In the third quarter of 2008, we intend to refinance the bridge financing primarily with a combination of short-term and long-term debt. In 2007, as well as in the first half of 2008, there was significant volatility in the capital markets, which led to an overall tightening of the credit markets. Terms of the bridge refinancing will be determined by market conditions at the time of debt issuance. As such, we cannot assess the impact of the financing on our future financial results.

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

During the three and six month periods ended June 30, 2008, we spent $3.4 million and $6.3 million, respectively, for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of June 30, 2008 and December 31, 2007, we have recorded reserves for environmental matters of $106.1 million and $101.8 million, respectively. We believe that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos Matters
Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll Rand Company (IR-New Jersey) and Trane and generally allege injury caused by exposure to asbestos contained in certain current and historical products sold by IR-New Jersey and Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

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

In connection with our acquisition of Trane, the Company requested ARPC to assist in calculating Trane’s asbestos-related valuations of current and future liabilities. As required by SFAS No. 141, “Business Combinations”, the Company is required to record the assumed asbestos obligations and associated insurance-related assets at their fair value at the acquisition date. The Company preliminarily estimates that the assumed asbestos obligation and associated insurance-related assets at the Acquisition Date to be $494 million and $249 million, respectively. These amounts were estimated based on assumptions and factors consistent with those described above.

Trane continues to be in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit are challenging Trane’s right to recovery. Trane filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. On September 19, 2005, the court granted Trane’s motion to add 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. Trane engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time. During the mediation, the parties agreed to extensions of discovery deadlines and stays of discovery except for discovery necessary to facilitate the mediation process. The continued stay of discovery was confirmed by agreement at the most recent status conference with the court and mediator, which took place on November 26, 2007. With the addition of the parties and policies referred to above, the NJ Litigation would resolve the coverage issues with respect to approximately 94 percent of the recorded receivable.

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

	2005	2006	2007
Open claims - January 1	105,811	102,968	101,709
New claims filed	11,132	6,457	5,398
Claims settled	(12,505)	(6,558)	(5,005)
Claims dismissed	(1,470)	(1,158)	(1,479)
Open claims - December 31	102,968	101,709	100,623

From receipt of the first asbestos claim more than twenty years ago through December 31, 2007, Trane has resolved 61,002 (by settlement or dismissal) claims. Trane and its insurance carriers have paid settlements of approximately $109.0 million, which represents an average payment per resolved claim of $1,786. During 2007, 3,019 new claims were filed against Trane, 1,826 claims were dismissed and 740 claims were settled. At December 31, 2007, there are 105,023 open claims pending against Trane. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against Trane, reflecting updated information for the last three years.

	2005	2006	2007
Open claims - January 1	118,381	113,730	104,570
New claims filed	10,972	4,440	3,019
Claims settled	(954)	(848)	(740)
Claims dismissed	(14,544)	(12,751)	(1,826)
Inactive claims	(125)	(1)	-
Open claims - December 31	113,730	104,570	105,023

At June 30, 2008, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At June 30, 2008, our liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $1,220.0 million and $477.9 million, respectively, compared to $754.9 million and $249.8 million at December 31, 2007.

The (costs) income associated with the settlement and defense of asbestos related claims after insurance recoveries were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2008	2007	2008	2007
Continuing operations	$0.6	$-	$0.6	$-
Discontinued operations	(4.5)	(8.1)	0.1	(20.0)
Total	$(3.9)	$(8.1)	$0.7	$(20.0)

We record certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within discontinued operations, as they relate to previously divested businesses, primarily Ingersoll-Dresser Pump, which was sold in 2000. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations.

Other
The following table represents the changes in the product warranty liability for the six months ended June 30:

In millions	2008	2007
Balance at beginning of period	$146.9	$137.1
Reductions for payments	(57.6)	(35.6)
Accruals for warranties issued during the current period	57.3	42.8
Changes to accruals related to preexisting warranties	(1.0)	(1.0)
Acquisitions	483.3	0.1
Translation	3.6	1.5
Balance at end of period	$632.5	$144.9

We have other contingent liabilities for $5.8 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

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

Management believes there have been no significant changes during the six months ended June 30, 2008, to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158)”. SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. The standard also requires an entity to recognize changes in the funded status within Accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of net periodic benefit cost. At December 31, 2006, the Company adopted the provisions of SFAS 158 for its postretirement and pension plans. The adoption of SFAS 158 resulted in a decrease of Total assets of $476.0 million and Shareholders’ equity of $472.8 million (net of tax of $268.2 million) and an increase of Total liabilities of $265.0 million.

SFAS 158 also requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of SFAS 158 are effective for the Company for the fiscal year ending December 31, 2008. The Company has adopted the measurement provisions of SFAS 158 which did not have a material impact on the condensed consolidated financial statements.

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

Effective February 12, 2008, the Company adopted FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2). This FSP delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to the deferral, the Company has delayed its implementation of SFAS 157 provisions on the fair value of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets and liabilities.

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

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162) and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB No. 60” (SFAS 163). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 163 clarifies practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. The Company does not believe these pronouncements will have a material impact on its financial statements.

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

These risks and uncertainties include, but are not limited to: fluctuations in commodity prices and shortages of raw materials; changes in interest rates and non-U.S. exchange rates; changes in the condition of, and the overall political landscape of, the economies in which we operate; our realization of expected financial benefits from the acquisition of Trane Inc.; our ongoing compliance with the Foreign Corrupt Practices Act and other applicable anti-corruption laws; effect of legislation regarding U.S. companies which reincorporate outside of the U.S.; potential liabilities arising from an European Commission Investigation of European Union competition law; changes in the Internal Revenue Service interpretation of tax-free distributions under Section 355 of the Internal Revenue Code; unanticipated climatic changes and seasonal fluctuations; the costs and effects of legal and administrative proceedings; changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; currency fluctuations; our ability to complete acquisitions on financially attractive terms and successfully integrate them with our other businesses; and the impact of new accounting standards.

Undue reliance should not be placed on such forward-looking statements as they speak only as of the date made. Additional information regarding these and other risks and uncertainties is contained in our periodic filings with the Securities and Exchange Commission (SEC), including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the second quarter of 2008. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Oil for Food Program and FCPA matters

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

Additionally, we have reported to the DOJ and SEC that we are currently investigating certain matters involving Trane, including one relating to the Oil For Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. We have indicated to the SEC and DOJ that we are conducting a thorough investigation of these matters and that we would report back to them with our findings. The investigation of these matters began in earnest promptly after our acquisition of Trane in June 2008 and is currently in its early stages. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

The European Commission Investigation

In November 2004, the Company was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, the Company, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including the Company and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO as part of a legal reorganization in connection with the spinoff of the Company’s Vehicle Control Systems business that occurred on July 31, 2007. The Company and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among the Company and certain other parties (the “Indemnification Agreement”), American Standard Europe BVBA (renamed WABCO Europe BVBA) (“ASE”), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify the Company and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. The Company and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. ASE and other former Company subsidiaries participated in the hearing. The Company, however, did not participate in the hearing.

In 2006, the European Commission adopted new fining guidelines (the “2006 Guidelines”) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2008, the total liability could be approximately $1.1 billion based on the Company’s worldwide revenue in 2007, subject to a probable reduction for leniency of at least 20 percent provided ASE, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. The Company is confident in ASE’s ability to satisfy its obligations under the Indemnification Agreement because WABCO’s capital structure includes sufficient funds available under its existing credit facilities and only a minimal amount of debt at December 31, 2007.

Item 1A – Risk Factors

There have been no material changes to our risk factors and uncertainties during the second quarter of 2008, except as discussed below. For a discussion of the Risk Factors, refer to Part I, Item 1A - Risk Factors contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

We may not realize the expected financial benefits from the acquisition of Trane Inc.

On June 5, 2008, we completed our acquisition of Trane Inc. (“Trane”). Achieving the expected benefits of this acquisition will require us to increase the revenue growth rate of Trane, retain key employees of Trane and realize certain anticipated cost savings. If we are unable to integrate our businesses successfully, then we may fail to realize the anticipated synergies and growth opportunities or achieve the cost savings and revenue growth we expect from the acquisition.

We face continuing risks relating to compliance with the Foreign Corrupt Practices Act (“FCPA”).

On November 10, 2004, the SEC issued an Order directing that a number of public companies, including us, provide information relating to their participation in certain transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, we undertook a thorough review of our participation in the Oil for Food Program and provided the SEC with information responsive to its investigation of our participation in the program. On October 31, 2007, we announced that we had reached settlements with the SEC and the DOJ relating to certain payments made by our foreign subsidiaries in 2000-2003 in connection with the Oil For Food Program. Pursuant to the settlements with the SEC and DOJ, we have, among other things, (i) consented to the entry of a civil injunction in the SEC action, (ii) entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ, and (iii) agreed to implement improvements to our compliance program designed to enhance detection and prevention of violations of the FCPA and other applicable anti-corruption laws. If the DOJ determines, in its sole discretion, that we have committed a federal crime or have otherwise breached the DPA during its three-year term, we may be subject to prosecution for any federal criminal violation of which the DOJ has knowledge, including, without limitation, violations of the FCPA in connection with the Oil For Food Program. Breaches of the settlements with SEC and DOJ may also subject us to, among other things, further enforcement actions by the SEC or the DOJ, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock. For a further discussion of the settlements with the SEC and DOJ, see “Legal Proceedings.”

Furthermore, we have reported to the DOJ and SEC that we are currently investigating certain matters involving Trane, including one relating to the Oil For Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. We have indicated to the SEC and DOJ that we are conducting a thorough investigation of these matters and that we would report back to them with our findings. The investigation of these matters began in earnest promptly after our acquisition of Trane in June 2008 and is currently in its early stages. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared with them our audit report, which indicated no FCPA violations. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

Legislation regarding U.S. companies which reincorporate outside the U.S. could adversely affect us and our subsidiaries.

The U.S. federal government and various states and municipalities have enacted or may enact legislation intended to deny government contracts to U.S. companies that reincorporate outside of the U.S.

For instance, the Homeland Security Act of 2002 and later amended, included a provision that prohibits “inverted domestic corporations” and their subsidiaries from entering into contracts with the Department of Homeland Security under the Homeland Security Act. More recently, the 2008 Consolidated Appropriations Act (“the 2008 Act”), which became effective in December 2007, prohibits any federal government agency from using funds appropriated by Congress for fiscal year 2008 to pay an inverted domestic corporation or any of its subsidiaries for work performed or products provided under certain federal contracts (“Affected Contracts”). We may be deemed to be an inverted domestic corporation. Therefore, the federal government may be prohibited from making payments to us for work done under Affected Contracts. Consequently, we and our subsidiaries, including our recently acquired Trane subsidiaries, may not be paid for work performed pursuant to Affected Contracts while remaining contractually obligated to perform under those contracts. Although the amount of monies already paid to us or to be paid to us under the Affected Contracts is not material to the Company, legislation similar to the 2008 Act may be enacted for fiscal years beyond 2008.

In addition, the State of California adopted legislation intended to limit the eligibility of certain Bermuda and other non-U.S. chartered companies to participate in certain state contracts and the State of North Carolina enacted a bill that provides a preference for North Carolina or U.S. products and services.

Generally, these types of legislation relate to direct sales to federal and state government agencies, while some of our businesses typically sell products to third-party suppliers. However, we are unable to predict with any level of certainty either the likelihood of additional legislation or the nature of regulations that may be promulgated thereunder, or the impact such enactments and increased regulatory scrutiny may have on our business. If applicable to us, legislation of the type described in this risk factor may impact our future ability to obtain and perform under certain government contracts. Violations may give rise to civil or criminal penalties.

We cannot provide any assurance that the impact on us of any adopted or proposed legislation in this area will not be materially adverse to our operations.

We are relying on an indemnification agreement with respect to any potential liability arising from an European Commission Investigation into possible infringement of European Union competition law by Trane and its subsidiaries. If we were unable to rely on the indemnification agreement for any reason, any potential liability arising from the European Commission Investigation could have a material adverse effect on the Company’s financial condition and results of operations.

In connection with Trane’s spinoff of the Vehicle Control Systems business into a new publicly traded company called WABCO Holdings Inc. (“WABCO”) in July 31, 2007, Trane entered into an Indemnification and Cooperation Agreement (the “Indemnification Agreement”) with, among others, American Standard Europe BVBA (renamed WABCO Europe BVBA) (“WABCO Europe”), which became a subsidiary of WABCO following the spinoff. Pursuant to the Indemnification Agreement, WABCO Europe has agreed to indemnify Trane and its subsidiaries and their respective affiliates against any fines related to the European Commission Investigation. For a further discussion of European Commission Investigation, see “Legal Proceedings.” If the European Commission were to impose in 2008 the maximum fine allowable pursuant to applicable guidelines, the total liability to the Company could be approximately $1.1 billion based on Trane’s worldwide revenue in 2007, subject to a probable reduction for leniency of at least 20 percent (provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice). We are confident in WABCO Europe’s ability to satisfy its obligations under the Indemnification Agreement because WABCO’s capital structure includes sufficient funds available under its existing credit facilities and only a minimal amount of debt as of December 31, 2007. However, if WABCO Europe were unable to satisfy its obligations under the Indemnification Agreement or if we were unable to rely on the Indemnification Agreement for any reason, any potential liability arising from the European Commission Investigation could have a material adverse effect on our financial condition and results of operations.

If the distribution of WABCO’s shares by Trane on July 31, 2007 were to fail to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (the “Code”), then Trane may be required to pay U.S. federal income taxes as well as Trane’s shareholders who received WABCO common stock in the transaction.

On July 31, 2007, Trane (then known as American Standard Companies Inc.) completed the spinoff of its vehicle control systems business into a new publicly traded company named WABCO Holdings Inc (“WABCO”). At the time, Trane received a private letter ruling from the Internal Revenue Service (“IRS”) substantially to the effect that the distribution qualified as tax-free for U.S. federal income tax purposes under Section 355 of the Code. In addition, Trane received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Trane, substantially to the effect that the distribution will qualify as tax-free to Trane, WABCO and Trane shareholders under Section 355 and related provisions of the Code. The ruling and opinion were based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements made by WABCO and Trane. In rendering its ruling, the IRS also relied on certain covenants that Trane and WABCO entered into, including the adherence to certain restrictions on WABCO’s and Trane’s future actions.

In connection with our acquisition of Trane in June 2008, we received an opinion of Simpson Thacher & Bartlett LLP, tax counsel to us, substantially to the effect that the distribution should continue to qualify as tax-free to Trane, WABCO and Trane shareholders under Section 355 and related provisions of the Code. Notwithstanding receipt by Trane and us of the private letter ruling as well as the opinions of counsel, there can be no assurance that the IRS will not later assert that the distribution should be treated as a taxable transaction.

If the distribution fails to qualify for tax-free treatment, then Trane would recognize a gain in an amount equal to the excess of (i) the fair market value of WABCO’s common stock distributed to the Trane shareholders over (ii) Trane’s tax basis in such common stock. Under the terms of the Tax Sharing Agreement, in the event the distribution were to fail to qualify as a tax-free reorganization and such failure was not the result of actions taken after the distribution by Trane or any of its subsidiaries or shareholders, WABCO would be responsible for all taxes imposed on Trane as a result thereof. In addition, each Trane shareholder who received WABCO common stock in the distribution generally would be treated as having received a taxable distribution in an amount equal to the fair market value of WABCO’s common stock received (including any fractional share sold on behalf of the shareholder), which would be taxable as a dividend to the extent of the shareholder’s ratable share of Trane’s current and accumulated earnings and profits at the time (as increased to reflect any current income including any gain recognized by Trane on the taxable distribution). The balance, if any, of the distribution would be treated as a nontaxable return of capital to the extent of the Trane shareholder’s tax basis in its Trane stock, with any remaining amount being taxed as capital gain.

Changes in weather patterns and seasonal fluctuations may adversely affect certain segments of the Company’s business and impact overall results of operations.

Demand for certain segments for the Company’s products and services is influenced by weather conditions. For instance, Trane’s sales have historically tended to be seasonally higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere markets, summer is the peak season for sales of air conditioning systems and services. Additionally, while there is demand for Trane’s products and services throughout the year, a significant percentage of total sales are related to U.S. residential and commercial construction activity, which is generally higher in the second and third quarters of the year. Therefore, results of any quarterly period may not be indicative of expected results for a full year and unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect certain segments of the Company’s business and impact overall results of operations.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Shareholders of the Company was held on June 4, 2008. The items voted upon by the Company’s shareholders included nominations to elect eleven members of the Company’s board of directors, approval of the Amended and Restated Bye-laws of the Company, the appointment of independent auditors and a shareholder proposal requiring a shareholder vote on an advisory resolution with respect to executive compensation. The shareholders voted as follows on the following matters:

The elections of each of the following directors to hold office for a one-year term expiring in 2009 were approved by the following votes:

	Votes	Votes
	For	Withheld
A.C. Berzin	238,319,602	5,695,393
G.D. Forsee	237,233,457	6,781,538
P.C. Godsoe	235,426,586	8,588,409
H.L. Henkel	234,746,559	9,268,436
C.J. Horner	226,689,439	17,325,556
H. Lichtenberger	232,960,040	11,054,955
T.E. Martin	224,719,373	19,295,622
P. Nachtigal	238,138,095	5,876,900
O.R. Smith	225,954,385	18,060,610
R.J. Swift	237,315,914	6,699,081
T.L. White	237,226,571	6,788,424

The Amended and Restated Bye-laws of the Company was approved by a vote of 236,426,245 shares voting for, 5,037,819 shares voting against and 2,550,930 shares abstaining.

The reappointment of the Company’s independent auditors, PricewaterhouseCoopers, was approved by a vote of 236,537,884 shares voting for, 5,151,694 shares voting against, and 2,325,416 shares abstaining.

The shareholder proposal requiring a shareholder vote on an advisory resolution with respect to executive compensation was approved by a vote of 110,631,290 shares voting for, 94,162,221 shares voting against, 13,426,719 shares abstaining and 25,794,765 shares not voting.

Item 6 – Exhibits

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

(a) Exhibits

Exhibit No.	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated as of December 15, 2007, among Ingersoll-Rand Company Limited, Indian Merger Sub, Inc. and Trane Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 12/17/2007.
2.2	Separation and Distribution Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc.	Incorporated by reference to Exhibit 2.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on 07/20/2007.
4.1
None of the instruments defining the rights of holders of long-term debt represented long-term debt in excess of 10% of the total assets of Ingersoll-Rand Company Limited as of June 30, 2008. Ingersoll-Rand Company Limited hereby agrees to furnish to the SEC, upon request, a copy of any such instrument.

10.1	Issuing and Paying Agency Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and JPMorgan Chase Bank, National Association, dated as of May 22, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 05/29/2008.
10.2	Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and J.P. Morgan Securities Inc., dated as of May 22, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 05/29/2008.
10.3	Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and Banc of America Securities LLC, dated as of May 22, 2008	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 05/29/2008.
10.4	Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and Citigroup Global Markets Inc., dated as of May 22, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 05/29/2008.
10.5	Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and Deutsche Bank Securities Inc., dated as of May 22, 2008	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 05/29/2008.

10.6
Credit Agreement among Ingersoll-Rand Company Limited; Ingersoll-Rand Global Holding Company Limited; JPMorgan Chase Bank, N.A., as administrative agent; Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P., as syndication agents; J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunners; and the lending institutions from time to time parties thereto
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 06/05/2008.
10.7
Credit Agreement among Ingersoll-Rand Company Limited; Ingersoll-Rand Global Holding Company Limited; J.P. Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo Mitsubishi, Ltd., New York Branch, BNP Paribas and William Street LLC, as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain lending institutions from time to time parties thereto
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 06/30/2008.
10.8	Steven R. Shawley Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 06/10/2008.
10.9	Addendum to Steven R. Shawley Offer Letter, dated August 7, 2008	Filed herewith.
10.10	Michael W. Lamach Addendum, dated June 4, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 06/10/2008.
10.11	David R. Pannier Offer Letter, dated April 7, 2008	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 06/10/2008.
10.12	Didier Teirlinck Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 06/10/2008.
10.13	Addendum to Didier Teirlinck Offer Letter, dated July 17, 2008	Filed herewith.
10.14	Steven B. Hochhauser Offer Letter, dated June 6, 2008 (as revised on June 10, 2008)	Filed herewith.

10.15	Trane Inc. 2002 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 (File No. 333-149537) filed with the SEC on 06/12/2008.
10.16	Trane Inc. Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 (File No. 333-149537) filed with the SEC on 06/12/2008.
10.17	Trane Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-151607) filed with the SEC on 06/12/2008.
10.18	Trane Inc. Supplemental Savings Plan (restated to include all amendments through June 5, 2008)	Filed herewith.
10.19	Trane Inc. Executive Supplemental Retirement Benefit Program (restated to include all amendments through December 6, 2007)	Incorporated by reference to Exhibit 10.9 to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-11415) filed with the SEC on 02/20/2008.
10.20	Trane Inc. Corporate Officer Severance Plan (restated to include all amendments through December 6, 2007)	Incorporated by reference to Exhibit 10.12 to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-11415) filed with the SEC on 02/20/2008.
10.21	Addendum to Stock Incentive Plan to comply with local regulations in the United Kingdom with respect to options granted in that country	Incorporated by reference to Exhibit (10)(xii) to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-11415) filed with the SEC on 03/30/2000.
10.22	Addendum to Stock Incentive Plan revised to comply with local regulations in France with respect to options granted in that country	Incorporated by reference to Exhibit (10)(xiii) to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-11415) filed with the SEC on 03/30/2000.
10.23	Second Addendum for French Participants to Stock Incentive Plan in governing options granted to participants in France on or after May 16, 2001	Incorporated by reference to Exhibit (10)(xix) to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-11415) filed with the SEC on 03/14/2003.

10.24	Addendum to Stock Incentive Plan for Canadian participants to comply with local regulation in Canada with respect to options granted in that country	Incorporated by reference to Exhibit 10.2 to Trane Inc.’s Form 10-Q for the period ended June 30, 2004 (File No. 001-11415) filed with the SEC on 07/29/2004.
10.25	Form of Stock Option Agreement for U.S. Employees	Incorporated by reference to Exhibit 10.39 to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-11415) filed with the SEC on 02/24/2006.
10.26	Form of Stock Option Agreement for Non-U.S. Employees	Incorporated by reference to Exhibit 10.40 to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-11415) filed with the SEC on 02/24/2006.
10.27	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on 07/20/2007.
10.28	Transition Services Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc.	Incorporated by reference to Exhibit 10.2 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on 07/20/2007.
10.29	Employee Matters Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc.	Incorporated by reference to Exhibit 10.3 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on 07/20/2007.
10.30
Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries
Incorporated by reference to Exhibit 10.4 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on 07/20/2007.
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

INGERSOLL-RAND COMPANY LIMITED
(Registrant)

Date: August 8, 2008	/s/ Steven R. Shawley
Steven R. Shawley, Senior Vice President
and Chief Financial Officer

Principal Financial Officer

Date: August 8, 2008	/s/ Richard W. Randall
Richard W. Randall, Vice President and
Controller

Principal Accounting Officer