Form 10-Q
period 2008-09-30
INGERSOLL RAND CO LTD
filed 2008-11-07
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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
YES ☐ NO ☒

The number of Class A common shares outstanding as of October 31, 2008 was 318,786,336.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

INDEX

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2008	2007	2008	2007
Net revenues	$4,313.2	$2,239.0	$9,557.3	$6,439.8
Cost of goods sold	(3,209.4)	(1,608.2)	(6,946.4)	(4,613.8)
Selling and administrative expenses	(756.4)	(354.5)	(1,654.9)	(1,067.0)
Operating income	347.4	276.3	956.0	759.0
Interest expense	(83.7)	(33.3)	(156.4)	(99.8)
Other, net	(3.7)	(7.6)	61.4	0.9
Earnings before income taxes	260.0	235.4	861.0	660.1
Provision for income taxes	(26.3)	(37.8)	(153.2)	(97.9)
Earnings from continuing operations	233.7	197.6	707.8	562.2
Discontinued operations, net of tax	(6.0)	69.0	(42.4)	886.0
Net earnings	$227.7	$266.6	$665.4	$1,448.2

Basic earnings per common share:
Continuing operations	$0.73	$0.70	$2.40	$1.90
Discontinued operations	(0.02)	0.24	(0.14)	2.99
Net earnings	$0.71	$0.94	$2.26	$4.89

Diluted earnings per common share:
Continuing operations	$0.72	$0.68	$2.38	$1.87
Discontinued operations	(0.02)	0.24	(0.14)	2.95
Net earnings	$0.70	$0.92	$2.24	$4.82

Dividends per common share	$0.18	$0.18	$0.54	$0.54
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
In millions	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$741.5	$4,735.3
Accounts and notes receivable, net	2,791.8	1,660.7
Inventories	1,795.1	827.2
Other current assets	795.1	477.5
Total current assets	6,123.5	7,700.7

Property, plant and equipment, net	2,085.3	904.9
Goodwill	9,386.3	3,993.3
Intangible assets, net	6,101.3	724.6
Other noncurrent assets	2,078.7	1,052.7
Total assets	$25,775.1	$14,376.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,265.2	$721.2
Accrued compensation and benefits	511.1	338.9
Accrued expenses and other current liabilities	1,727.9	1,434.6
Short-term borrowings and current maturities of long-term debt	2,730.6	741.0
Total current liabilities	6,234.8	3,235.7

Long-term debt	2,785.1	712.7
Postemployment and other benefit liabilities	1,296.5	941.9
Deferred income taxes	2,804.9	539.9
Other noncurrent liabilities	1,847.6	940.6
Minority interests	103.4	97.5

Shareholders' equity:
Class A common shares	318.8	272.6
Capital in excess of par value	2,243.5	-
Retained earnings	7,898.7	7,388.8
Accumulated other comprehensive income (loss)	241.8	246.5
Total shareholders' equity	10,702.8	7,907.9
Total liabilities and shareholders' equity	$25,775.1	$14,376.2
See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
In millions	2008	2007
Cash flows from operating activities:
Net earnings	$665.4	$1,448.2
(Income) loss from discontinued operations, net of tax	42.4	(886.0)
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	329.8	99.0
Stock settled share-based compensation	35.1	25.4
Changes in other assets and liabilities, net	(1,127.4)	(263.8)
Other, net	56.0	42.6
Net cash provided by (used in) continuing operating activities	1.3	465.4
Net cash provided by (used in) discontinued operating activities	(26.1)	(8.6)

Cash flows from investing activities:
Capital expenditures	(196.2)	(88.5)
Proceeds from sale of property, plant and equipment	59.7	10.2
Acquisitions, net of cash acquired	(7,105.4)	(26.7)
Proceeds from business dispositions, net of cash	73.3	1,291.7
Other, net	(42.5)	31.4
Net cash provided by (used in) continuing investing activities	(7,211.1)	1,218.1
Net cash provided by (used in) discontinued investing activities	-	(50.7)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	1,913.7	407.7
Proceeds from long-term debt	1,603.1	-
Payments of long-term debt	(170.0)	(12.4)
Net change in debt	3,346.8	395.3
Debt issuance costs	(23.2)	-
Dividends paid	(155.5)	(160.9)
Proceeds from exercise of stock options	18.2	147.5
Repurchase of common shares by subsidiary	(2.0)	(1,940.6)
Other, net	18.5	-
Net cash provided by (used in) continuing financing activities	3,202.8	(1,558.7)
Net cash provided by (used in) discontinued financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	39.3	16.7

Net increase (decrease) in cash and cash equivalents	(3,993.8)	82.2
Cash and cash equivalents - beginning of period	4,735.3	355.8
Cash and cash equivalents - end of period	$741.5	$438.0
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

As discussed in Note 3, the Company acquired Trane Inc. (Trane) at the close of business on June 5, 2008 (the Acquisition Date). As a result of the acquisition, the results of the operations of Trane have been included in the statement of financial position at September 30, 2008 and the consolidated statements of operations and cash flows since the Acquisition Date.

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

The Company paid a combination of (i) 0.23 of an IR Limited Class A common share and (ii) $36.50 in cash, without interest, for each outstanding share of Trane common stock. The total cost of the acquisition was approximately $9.6 billion, including change in control payments and direct costs of the transaction. The Company financed the cash portion of the acquisition with a combination of cash on hand, commercial paper and a 364-day senior unsecured bridge loan facility.

The components of the purchase price were as follows:

In billions
Cash consideration	$7.3
Stock consideration (Issuance of 45.4 million IR Limited Class A common shares)	2.0
Estimated fair value of Trane stock options converted to 7.4 million IR Limited stock options	0.2
Transaction costs	0.1
Total	$9.6

The following table summarizes the preliminary fair values of the Trane assets acquired and liabilities assumed at the Acquisition Date. The Company is in the process of finalizing the fair values of certain assets and liabilities, thus, the allocation of the purchase price is subject to refinement. The Company anticipates finalizing purchase accounting in the fourth quarter of 2008.

June 5,
In millions	2008
Current assets:
Cash and cash equivalents	$317.5
Accounts and notes receivable	1,185.6
Inventories	970.5
Other current assets	376.4
Total current assets	2,850.0

Property, plant and equipment	1,180.7
Goodwill	5,393.1
Intangible assets	5,547.7
Other noncurrent assets	721.9
Total assets	$15,693.4

Current liabilities:
Accounts payable	$562.9
Accrued compensation and benefits	218.5
Accrued expenses and other current liabilities	1,006.9
Short-term borrowings and current maturities of long-term debt	254.3
Total current liabilities	2,042.6

Long-term debt	476.3
Postemployment and other benefit liabilities	314.6
Deferred income taxes	2,237.5
Other noncurrent liabilities	1,006.2
Minority interests	7.7
Total liabilities and minority interests	$6,084.9

Net assets acquired	$9,608.5

Cash and cash equivalents, accounts and notes receivable, accounts payable and accrued compensation and benefits were stated at their historical carrying values, which approximate their fair value, given the short-term nature of these assets and liabilities.

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

The Company recorded intangible assets based on their estimated fair value, and consisted of the following:

In millions	Useful life	Amount
Tradenames	Indefinite	$3,198.0
Customer relationships	18 Years	2,014.0
Completed technology/patents	10 Years	158.0
In-process research and development	Expensed	26.0
License agreement	7 Years	40.7
Backlog	6 Months	111.0
Total		$5,547.7

The Company has allocated $3,198.0 million to tradenames, primarily related to the Trane brand. Management considered many factors in the determination that it will account for the asset as an indefinite lived intangible asset, including the current market leadership position of the brand as well as recognition worldwide in the industry. Therefore, in accordance with Statement of Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, tradenames will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

In addition, the Company assigned $26.0 million to in-process research and development assets that were expensed at the date of acquisition in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The expenses are included in general and administrative expenses.

The Company will have a valuation performed on property, plant and equipment and identified intangible assets in addition to pension, post employment and other liabilities. As such, the fair value recorded for the assets and liabilities could change upon the conclusion of the valuation.

The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill, and amounted to $5,393.1 million. The premium in the purchase price paid by the Company for the acquisition of Trane reflects the establishment of $11 billion of businesses offering high value equipment, systems and services necessary for delivering solutions across the temperature spectrum for indoor, stationary and transport applications worldwide. The Company anticipates realizing significant operational and cost synergies. Anticipated synergies include purchase material savings through supplier rationalization and procurement leverage, improvement in manufacturing costs and lower general and administrative costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, leverage of distribution channels and cross selling through certain vertical markets.

In addition, Trane will be able to leverage the Company’s global footprint to enhance their historically U.S.-based revenue generation. Lastly, the combined business will improve the Company’s highly regarded Hussmann and Thermo King brands with Trane’s position as a leader in the commercial and residential climate control industry. These combined factors primarily contributed to a purchase price in excess of the fair value of the net tangible assets acquired.

The following unaudited pro forma information assumes the acquisition of Trane occurred as of the beginning of the respective periods presented:

	Nine months ended
	September 30,
In millions	2008	2007

Net revenues	$12,691.0	$12,060.8
Pre-tax profit	863.5	694.7
Net earnings	$703.0	$562.0

Basic earnings per common share	$2.20	$1.65
Diluted earnings per common share	$2.17	$1.61

The unaudited pro forma financial information for the nine months ended September 30, 2008 include $19.5 million of non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs. The comparative amount for the nine months ended September 30, 2007 was $113.1 million.

In addition, for the nine months ended September 30, 2008, the Company has included $81.3 million as an increase to interest expense associated with the borrowings to fund (a) the cash portion of the purchase price and (b) the out-of-pocket transaction costs associated with the acquisition. The comparative amount for the nine months ended September 30, 2007 was $146.9 million.

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends.

Note 4 – Divestitures and Discontinued Operations
The components of discontinued operations for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Revenues	$0.1	$714.0	$15.3	$2,410.8

Pre-tax earnings (loss) from operations	(11.0)	93.6	(34.0)	295.2
Pre-tax gain (loss) on sale	0.1	1.1	(5.5)	805.8
Tax expense	4.9	(25.7)	(2.9)	(215.0)
Discontinued operations, net of tax	$(6.0)	$69.0	$(42.4)	$886.0

Discontinued operations by business for the three and nine months ended September 30 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Compact Equipment, net of tax	$-	$84.5	$(22.9)	$226.7
Road Development, net of tax	-	1.1	(1.8)	695.2
Other discontinued operations, net of tax	(6.0)	(16.6)	(17.7)	(35.9)
Total discontinued operations, net of tax	$(6.0)	$69.0	$(42.4)	$886.0

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

Net revenues and after-tax earnings of Compact Equipment for the three and nine months ended September 30 are as follows:
	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Net revenues	$0.1	$709.7	$15.3	$2,162.1

Earnings from operations, net of tax	-	84.5	0.1	226.7
Gain on sale, net of tax	-	-	(23.0)	-
Total discontinued operations, net of tax	$-	$84.5	$(22.9)	$226.7

Road Development Divestiture
On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007 in all countries except for India, which closed on May 4, 2007. The purchase price has been finalized with the buyer and the Company will record final adjustments in the fourth quarter of 2008.

The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. The Company has accounted for the Road Development business unit as discontinued operations for all periods presented in accordance with SFAS 144.

Net revenues and after-tax earnings of the Road Development business unit for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Net revenues	$-	$4.3	$-	$248.7

Earnings from operations, net of tax	(0.1)	0.2	(0.2)	18.6
Gain on sale, net of tax	0.1	0.9	(1.6)	676.6
Total discontinued operations, net of tax	$-	$1.1	$(1.8)	$695.2

Other Discontinued Operations
The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the three and nine months ended September 30 are as follows:
	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Retained costs, net of tax	$(6.0)	$(16.7)	$(17.7)	$(36.3)
Net gain on disposals, net of tax	-	0.1	-	0.4
Total discontinued operations, net of tax	$(6.0)	$(16.6)	$(17.7)	$(35.9)

Retained costs, net of tax for the nine months ended September 30, 2008 includes $6.5 million of after-tax costs related to an adverse verdict in a product liability lawsuit associated with a previously divested business.

Note 5– Inventories
Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

The major classes of inventory are as follows:

	September 30,	December 31,
In millions	2008	2007
Raw materials	$480.0	$323.2
Work-in-process	351.0	163.4
Finished goods	1,106.2	424.9
Sub-total	1,937.2	911.5
LIFO reserve	(142.1)	(84.3)
Total	$1,795.1	$827.2

At September 30, 2008, approximately 50% of all inventory utilized the LIFO method compared to approximately 20% at December 31, 2007. The increase is primarily attributable to the Company’s acquisition of Trane. See Note 3 for a further discussion on the Trane acquisition.

Note 6 –Goodwill
The changes in the carrying amount of goodwill are as follows:

	Air
	Conditioning	Climate
	Systems	Control	Industrial	Security
In millions	and Services	Technologies	Technologies	Technologies	Total
December 31, 2007	$-	$2,613.8	$371.9	$1,007.6	$3,993.3
Acquisitions and adjustments*	5,393.1	-	5.6	23.3	5,422.0
Translation	-	(11.9)	(1.3)	(15.8)	(29.0)
September 30, 3008	$5,393.1	$2,601.9	$376.2	$1,015.1	$9,386.3
* Includes current year adjustments related to final purchase price allocation adjustments.

The Company initially records as goodwill the excess of the purchase price over the preliminary fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

See Note 3 for a further discussion regarding goodwill associated with the acquisition of Trane, which the Company records in the Air Conditioning Systems and Services segment.

Note 7 – Intangible Assets
The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

	September 30,	December 31,
In millions	2008	2007
Customer relationships	$2,514.2	$502.4
Trademarks	3,478.9	283.8
Patents	202.4	38.2
Other	236.5	53.4
Total gross intangible assets	6,432.0	877.8
Accumulated amortization	(330.7)	(153.2)
Total	$6,101.3	$724.6

As of September 30, 2008 and December 31, 2007, the Company had $3,366.5 million and $169.3 million, respectively, of indefinite lived intangible assets. The increase is attributable to the Company’s acquisition of Trane on June 5, 2008. These assets are not subject to amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” but instead, will be tested for impairment at least annually (more frequently if certain indicators are present).

Intangible asset amortization expense was $128.9 million and $6.2 million for the three months ended September 30, 2008 and 2007, respectively. The increase is attributable to the Company’s acquisition of Trane on June 5, 2008, which includes $86.3 million of non-recurring amortization expense related to the fair value allocation of purchase price to backlog and in-process research and development costs. See Note 3 for a further discussion on the acquisition of Trane.

For the nine months ended September 30, 2008 and 2007, intangible asset amortization was $178.0 million and $18.4 million, respectively. The increase is attributable to the Company’s acquisition of Trane on June 5, 2008, which includes $112.8 million of non-recurring amortization expense related to the fair value allocation of purchase price to backlog and in-process research and development costs. See Note 3 for a further discussion on the acquisition of Trane.

Estimated amortization expense on existing intangible assets is approximately $170 million for each of the next five fiscal years.

Note 8 – Accounts Receivable Securitization Agreements
In association with the acquisition of Trane, the consolidated financial statements include Trane’s accounts receivable securitization agreement (the Facility) in the U.S. As part of this Facility, Trane formed a special-purpose entity (SPE) that is included in the condensed consolidated financial statements for the sole purpose of buying and selling receivables generated by Trane. Trane irrevocably and without recourse, transfers all eligible accounts receivable to the SPE, which in turn, sells them, or undivided ownership interests in them, to conduits administered by participating banks. The assets of the SPE are not available to pay the claims of Trane or any of its subsidiaries.

The receivables sold are removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Trane’s retained interest is recorded at fair value in the balance sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivable sold, losses are recognized at the time of sale. For the three months ended September 30, 2008 and since the Acquisition Date, the losses amounted to $1.2 million and $1.5 million, respectively. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement.

The following is a summary of receivables sold to the financing facilities:

September 30,
In millions	2008
Outstanding balance of receivables sold to SPE	$243.1
Net retained interest	152.5
Advances from conduits	99.6

The advances from conduits include amounts due to the conduits for the collections of receivables under the servicing agreement.

Note 9 – Debt and Credit Facilities
At September 30, 2008 and December 31, 2007, short-term borrowings and current maturities of long-term debt consisted of the following:

	September 30,	December 31,
In millions	2008	2007
Commerical paper program	$958.2	$-
Bridge loan facility	950.0	-
Current maturities of long-term debt	756.1	681.1
Other short-term borrowings	66.3	59.9
Total	$2,730.6	$741.0

At September 30, 2008 and December 31, 2007, long-term debt excluding current maturities consisted of:

	September 30,	December 31,
In millions	2008	2007
Senior floating rate notes due 2010	$250.0	$-
7.625% Senior notes due 2010	279.5	-
6.000% Senior notes due 2013	599.7	-
5.50% Senior notes due 2015	188.7	-
4.75% Senior notes due 2015	299.2	299.1
6.875% Senior notes due 2018	748.9	-
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2007 - 2025	120.0	127.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	24.4	11.4
Total	$2,785.1	$712.7

In connection with the acquisition of Trane, the Company entered into a $3.9 billion senior unsecured bridge loan facility, with a 364-day term, which was subsequently reduced to $3.4 billion. The Company drew down $2.95 billion against the bridge loan facility in June 2008. The proceeds, along with cash on hand as well as the issuance of $1.5 billion of commercial paper, were used to fund the cash component of the consideration paid for the acquisition as well as to pay related fees and expenses incurred in connection with the acquisition.

In August 2008, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement. This issuance consisted of $250 million Senior Floating Rate Notes due in 2010, $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR Limited, which directly owns 100% of the subsidiary issuer.

During the third quarter, the Company repaid $2.0 billion of the outstanding balance of the bridge loan facility. The Company used a combination of cash flows from operations and cash on hand, in addition to the $1.6 billion in proceeds received from the issuance of long-term debt. In October 2008, the Company reduced the bridge loan facility size to $950 million.

During the second quarter, the Company entered into a $1.0 billion senior unsecured revolving credit agreement with a three year term. This three-year credit facility will be used to support working capital, the commercial paper program and for other general corporate purposes.

In addition to the three-year credit facility, the Company has committed revolving credit facilities consisting of two lines totaling $2.0 billion, of which $750 million expires in June 2009 and $1.25 billion expires in August 2010. These lines were unused and provide support for other financing instruments, such as letter of credit as required in the normal course of business as well as support for the commercial paper program.

At September 30, 2008, the Company had outstanding $547.9 million of 30-year fixed rate debentures which requires early repayment only at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028. In October 2008, holders of these debentures chose to exercise the put feature on approximately $248 million of the debentures, which will be repaid in November 2008. In the first quarter of 2009, holders of these debentures will have the option to exercise the put feature on approximately $40 million of the remaining debentures. In the fourth quarter of 2009, holders of these debentures will have the option to exercise the put feature on approximately $260 million of the remaining debentures.

Note 10 –Pension Plans
The Company has noncontributory pension plans covering the majority of U.S. employees. In addition, certain non-U.S. employees in other countries are covered by pension plans. The Company’s pension plans for U.S. non-collectively bargained employees largely provide benefits on a final average pay formula and for U.S. collectively bargained employees on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees.

The components of the Company’s pension related costs for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Service cost	$18.1	$10.4	$42.8	$39.6
Interest cost	52.4	41.7	133.7	124.3
Expected return on plan assets	(64.9)	(57.5)	(167.8)	(173.4)
Net amortization of:
Prior service costs	2.4	2.3	6.6	7.0
Transition amount	0.2	0.2	0.6	0.6
Plan net actuarial losses	3.5	2.9	8.3	10.8
Net periodic pension benefit cost	11.7	-	24.2	8.9
Net curtailment and settlement (gains) losses	1.2	(3.6)	2.5	20.7
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$12.9	$(3.6)	$26.7	$29.6

Amounts recorded in continuing operations	$16.5	$1.8	$37.6	$16.8
Amounts recorded in discontinued operations	(3.6)	(5.4)	(10.9)	12.8
Total	$12.9	$(3.6)	$26.7	$29.6

The Company made employer contributions of $18.6 million and $18.1 million to its pension plans during the nine months ended September 30, 2008 and 2007, respectively.

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

As discussed in Note 3, the Company assumed obligations for pension benefits associated with the acquisition of Trane. The Company is in the process of measuring the pension plans as of the Acquisition Date. The preliminary estimates of plan assets and projected benefit obligations are $719.0 million and $773.8 million, respectively.

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

The components of net periodic postretirement benefit cost for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Service cost	$4.2	$3.0	$7.2	$9.2
Interest cost	14.3	13.9	34.9	42.0
Net amortization of prior service gains	(0.8)	(1.0)	(2.6)	(3.1)
Net amortization of net actuarial losses	3.7	4.4	11.1	13.9
Net periodic postretirement benefit cost	21.4	20.3	50.6	62.0
Net curtailment and settlement (gains) losses	-	(2.9)	-	(26.3)
Net periodic postretirement benefit (gains) costs after curtailment and settlement gains	$21.4	$17.4	$50.6	$35.7

Amounts recorded in continuing operations	$14.0	$6.7	$28.4	$20.3
Amounts recorded in discontinued operations	7.4	10.7	22.2	15.4
Total	$21.4	$17.4	$50.6	$35.7

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

Note 12 – Shareholders’ Equity
At September 30, 2008, the reconciliation of Class A common shares is as follows:

In millions	Total
December 31, 2007	272.6
Shares issued under incentive plans	0.8
Merger consideration (See Note 3)	45.4
September 30, 2008	318.8

The components of comprehensive income for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Net earnings	$227.7	$266.6	$665.4	$1,448.2
Other comprehensive income (loss):
Foreign currency translation adjustment	(258.7)	153.8	(18.2)	221.6
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	(13.7)	0.7	(10.0)	(5.1)
Unrealized gain (loss) on marketable securities, net of tax	(1.3)	(1.1)	(3.6)	(0.8)
Pension and other postretirement benefits liability adjustment, net of tax	18.1	1.9	27.1	144.1
Comprehensive income	$(27.9)	$421.9	$660.7	$1,808.0

Included in accumulated other comprehensive income is the estimated value of the Company’s currency hedges. At September 30, 2008 and 2007, the currency hedges had a projected gain of $2.1 million and a projected loss of $7.0 million, net of tax, respectively. Also included in accumulated other comprehensive income are projected losses of $22.7 million related to interest rate locks, all of which qualified as cash flow hedges. The amounts expected to be reclassified to earnings over the next twelve months for the currency hedges and interest rate locks is $2.1 million and $2.8 million, respectively. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. The projected fair value of all currency and commodity derivatives at September 30, 2008 and 2007 was a loss of $18.1 million and a gain of $20.5 million, respectively.

During the first quarter of 2008, the Company determined that four of its forecasted cash flow hedges were ineffective, as the underlying forecasted transactions were no longer considered probable of occurring. The Company dedesignated these hedges and recorded a gain of $0.3 million within “Other, net.”

As a result of the acquisition of Trane, the Company assumed a cross currency swap to lock the foreign currency cash flows on its £60.0 million 8.25% senior notes due June 1, 2009, into the U.S. dollar. At the inception of the swap, it qualified as a cash flow hedging instrument under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). As such, the fair value has been deferred in Other Comprehensive Income (OCI) until the time the cash flows affect earnings. At September 30, 2008, the cross currency swap had a loss of $17.3 million.

Note 13 – Restructuring Activities
Restructuring charges recorded during the three months ended September 30, 2008 were as follows:

	Air
	Conditioning	Climate
	Systems	Control	Industrial	Security	Corporate
In millions	and Services	Technologies	Technologies	Technologies	and Other	Total
Cost of goods sold	$-	$1.2	$(0.1)	$0.4	$-	$1.5
Selling and administrative	-	(0.2)	-	0.1	8.5	8.4
Total	$-	$1.0	$(0.1)	$0.5	$8.5	$9.9

Restructuring charges recorded during the nine months ended September 30, 2008 were as follows:

	Air
	Conditioning	Climate
	Systems	Control	Industrial	Security	Corporate
In millions	and Services	Technologies	Technologies	Technologies	and Other	Total
Cost of goods sold	$-	$0.8	$2.5	$2.4	$-	$5.7
Selling and administrative	2.0	0.3	1.8	(0.1)	10.5	14.5
Total	$2.0	$1.1	$4.3	$2.3	$10.5	$20.2

The changes in the restructuring reserve were as follows:

	Air
	Conditioning	Climate
	Systems	Control	Industrial	Security	Corporate
In millions	and Services	Technologies	Technologies	Technologies	and Other	Total
December 31, 2007	$-	$20.8	$0.7	$4.0	$-	$25.5
Additions	2.0	1.1	4.3	2.3	10.5	20.2
Purchase accounting	13.8	-	-	-	-	13.8
Cash and non-cash uses	(10.4)	(20.7)	(4.6)	(2.9)	(0.8)	(39.4)
Currency translation	-	0.7	(0.2)	(0.1)	-	0.4
September 30, 2008	$5.4	$1.9	$0.2	$3.3	$9.7	$20.5

During 2007, the Company initiated restructuring actions relating to ongoing cost reduction efforts across each of its sectors. These actions included both workforce reductions as well as the consolidation of manufacturing facilities.

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

In connection with the acquisition of Trane, at the Acquisition Date, the Company began formulating a plan to exit or restructure certain activities. The Company recorded purchase accounting liabilities of $13.8 million primarily related to employee severance and related costs in connection with the preliminary plan as well as approving the continuation of all existing restructuring and exit plans.

As of September 30, 2008, the Company had $20.5 million accrued for the workforce reductions and consolidation of manufacturing facilities, of which a majority will be paid throughout the remainder of 2008.

In October 2008, the Company announced plans to initiate enterprise-wide restructuring actions. These actions include streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base. Projected costs will approximate $110 million with a majority of the costs expected to be incurred in 2008.

Note 14 – Share-Based Compensation
The Company records share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share Based Payment,” which requires companies to measure all employee share-based compensation awards using a fair value method and recognize compensation expense for an amount equal to the fair value of the share-based payment issued in its consolidated financial statements.

On June 6, 2007, the shareholders of the Company approved the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. The total number of shares authorized by the shareholders is 14.0 million, of which 8.7 million remains available for future incentive awards. The plan replaces the Incentive Stock Plan of 1998, which expired in May 2007.

Stock Options
The average fair value of the options granted for the nine months ended September 30, 2008 and September 30, 2007 were $11.59 and $11.06, respectively, using the Black-Scholes option-pricing model. The following weighted-average assumptions were used:

	2008	2007
Dividend yield	1.58%	1.75%
Volatility	31.49%	26.10%
Risk-free rate of return	2.95%	4.71%
Expected life	5.4 years	4.7 years

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

Changes in the options outstanding under the plans for the nine months ended September 30, 2008 were as follows:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2007	16,424,891	$34.25
Granted	5,074,599	40.54
Trane options exchanged for
Ingersoll Rand options	7,408,134	18.50
Exercised	(678,767)	26.74
Cancelled	(695,214)	41.58
Outstanding September 30, 2008	27,533,643	$31.17	$129.1	5.7
Exercisable September 30, 2008	20,163,360	$27.48	$129.1	4.6

As part of the acquisition of Trane, 7.4 million Trane options were converted at the option of the holders into options to acquire shares of IR Limited Class A common shares based on the option exchange ratio set forth in the merger agreement.

SARs
SARs generally vest ratably over a three-year period from the date of grant and expire at the end of ten years. All exercised SARs are settled with the Company’s Class A common shares.

The following table summarizes the information for currently outstanding SARs for the nine months ended September 30, 2008:

	Shares	Weighted-	Aggregate	Weighted-
	subject	average	intrinsic	average
	to option	exercise price	value (millions)	remaining life
December 31, 2007	1,169,977	$33.99
Granted	-	-
Exercised	(40,636)	27.98
Cancelled	(51,386)	37.74
Outstanding September 30, 2008	1,077,955	$34.04	$2.1	4.6
Exercisable September 30, 2008	993,575	$33.58	$2.1	4.5
The Company did not grant SARS during the nine months ended September 30, 2008 and does not anticipate further granting in the future.

Performance Shares
The Company has a Performance Share Program (PSP) for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares.

On April 17, 2007, and effective for the performance year 2007, the Compensation Committee of the Company’s board of directors approved a revision to the PSP program such that all PSP awards will be paid in Class A common shares rather than in cash. In addition, all shares will vest one year after the date of grant except for retirement-eligible employees, which vest immediately. As a result of these changes, a larger portion of the Company’s executive compensation program is directly linked to the performance of the Company’s Class A common shares, thus further aligning the interests of executives with those of the Company’s shareholders.

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

Compensation Expense
Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Stock options	$7.4	$5.0	$31.1	$20.7
SARs	0.1	-	(0.1)	0.5
Performance shares	1.2	2.4	3.6	8.2
Deferred compensation	0.5	(0.3)	1.1	2.2
Other	0.5	0.2	1.1	0.5
Pre-tax expense	9.7	7.3	36.8	32.1
Tax benefit	(3.7)	(2.8)	(14.1)	(12.3)
After tax expense	$6.0	$4.5	$22.7	$19.8

Amounts recorded in continuing operations	$6.0	$3.7	$22.7	$16.8
Amounts recorded in discontinued operations	-	0.8	-	3.0
Total	$6.0	$4.5	$22.7	$19.8

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

Note 15 – Other, Net
The components of “Other, net” for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Interest income	$9.9	$5.0	$86.9	$14.9
Exchange gain (loss)	(11.0)	(8.1)	(15.5)	0.6
Minority interests	(5.5)	(4.5)	(15.9)	(11.6)
Earnings from equity investments	1.4	-	2.6	0.1
Other	1.5	-	3.3	(3.1)
Other, net	$(3.7)	$(7.6)	$61.4	$0.9

Note 16 – Income Taxes
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the Company recorded additional liabilities to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million. Total unrecognized tax benefits as of September 30, 2008 and December 31, 2007 were $571.6 million and $379.8 million, respectively. The increase is primarily related to the inclusion of unrecognized tax positions attributable to the Trane business.

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

The Internal Revenue Service (IRS) has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principle proposed adjustment relates to the disallowance of certain capital losses. The Company disputed the IRS position and protests have been filed with the IRS Appeals Division. In order to reduce the potential interest expense associated with this matter, the Company made a payment of $217 million in the third quarter of 2007, which reduced the Company’s total liability for uncertain tax positions by $141 million. Similarly, during the third quarter of 2008, the Company made an additional payment of $55.1 million related to a potential penalty assessment plus accrued interest on this matter. The Company continues negotiating with the IRS on the ultimate settlement of this matter. The issues raised by the IRS associated with the capital loss transaction are not related to the Company's reorganization in Bermuda, or the Company's intercompany debt structure.

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

Note 17– Earnings Per Share (EPS)
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

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Weighted-average number of basic shares	320.2	283.4	293.9	296.2
Shares issuable under incentive stock plans	3.9	5.4	3.6	4.3
Weighted-average number of diluted shares	324.1	288.8	297.5	300.5
Anti-dilutive shares	13.6	0.1	5.4	0.3

Note 18 –Business Segment Information
The Company classifies its business into four reportable segments based on industry and market focus: Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies.

In connection with the acquisition of Trane, the Company expanded its reportable segments to include the Air Conditioning Systems and Services segment. The results of Trane’s operations are presented within this segment. The reported results for the nine months ended September 30, 2008 reflect activity since the Acquisition Date (June 6, 2008 through September 30, 2008).

As a result of the divestitures of Compact Equipment and the Road Development business unit during 2007, the Company realigned its operating and reporting segments to better reflect its market focus. Segment information for all periods has been revised to exclude the results of the Bobcat, Utility Equipment, Attachments and Road Development business units.

A summary of operations by reportable segment as of September 30 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Net revenues
Air Conditioning Systems and Services	$2,051.1	$-	$2,749.0	$-
Climate Control Technologies	895.0	882.1	2,605.3	2,457.0
Industrial Technologies	718.3	701.5	2,267.8	2,119.1
Security Technologies	648.8	655.4	1,935.2	1,863.7
Total	$4,313.2	$2,239.0	$9,557.3	$6,439.8

Operating income
Air Conditioning Systems and Services	$89.5	$-	$155.6	$-
Climate Control Technologies	103.0	100.1	297.9	269.2
Industrial Technologies	81.4	93.4	283.4	294.4
Security Technologies	126.0	112.8	353.3	311.8
Unallocated corporate expense	(52.5)	(30.0)	(134.2)	(116.4)
Total	$347.4	$276.3	$956.0	$759.0

Long-lived assets by geographic area at September 30, 2008 and December 31, 2007 are as follows:

In millions	2008	2007
United States	$4,049.2	$820.5
Non-U.S.	770.9	639.6
Total	$4,820.1	$1,460.1

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

During the three and nine month periods ended September 30, 2008, the Company spent $4.0 million and $10.3 million, respectively, for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of September 30, 2008 and December 31, 2007, the Company has recorded reserves of $103.4 million and $101.8 million, respectively, for environmental matters. The Company believes that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Trane continues to be in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit have challenged Trane’s right to recovery. Trane filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos-related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. The environmental claims against most of the insurers in the NJ Litigation have been settled.  On September 19, 2005, the court granted Trane’s motion to add claims for insurance coverage for asbestos-related liabilities against 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. Trane engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time.

Trane has now settled with a substantial number of its insurers, collectively accounting for approximately 75% of its recorded asbestos-related liability insurance receivable as at September 30, 2008.  More specifically, effective August 26, 2008, Trane entered into a coverage-in-place agreement (“August 26 Agreement”) with the following five insurance companies or groups: 1) Hartford; 2) Travelers; 3) Allstate (solely in its capacity as successor-in-interest to Northbrook Excess & Surplus Insurance Company); 4) Dairyland Insurance Company; and 5) AIG.  The August 26 Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for asbestos bodily injury claims under specified terms and conditions and in exchange for certain releases and indemnifications from Trane.  In addition, on September 12, 2008, Trane entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company, both members of the Everest Re group, resolving all claims in the NJ Litigation involving policies issued by those companies (“Everest Re Agreement”).  The Everest Re Agreement contains a number of elements, including policy buy-outs and partial buy-outs in exchange for a cash payment along with coverage-in-place features similar to those contained in the August 26 Agreement, in exchange for certain releases and indemnifications by Trane.  Trane remains in settlement negotiations with the insurer defendants in the NJ Litigation not encompassed within the August 26 Agreement or Everest Re Agreement.  Once concluded, we believe NJ Litigation will resolve coverage issues with respect to approximately 96% of Trane’s recorded insurance receivable in connection with asbestos-related liabilities.

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

From receipt of its first asbestos claims more than twenty five years ago to December 31, 2007, the Company has resolved (by settlement or dismissal) approximately 208,000 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $308 million, for an average payment per resolved claim of $1,480. The average payment per claim resolved during the year ended December 31, 2007 was $7,491. This amount reflects the Company’s emphasis on resolution of higher value malignancy claims, particularly mesothelioma claims, rather than lower value non-malignancy claims, which are more heavily represented in the Company’s historical settlements. The table below provides additional information regarding asbestos-related claims filed against the Company:

	2005	2006	2007
Open claims - January 1	105,811	102,968	101,709
New claims filed	11,132	6,457	5,398
Claims settled	(12,505)	(6,558)	(5,005)
Claims dismissed	(1,470)	(1,158)	(1,479)
Open claims - December 31	102,968	101,709	100,623

From receipt of the first asbestos claim more than twenty years ago through December 31, 2007, Trane has resolved 61,002 (by settlement or dismissal) claims. Trane and its insurance carriers have paid settlements of approximately $109.0 million, which represents an average payment per resolved claim of $1,786. During 2007, 3,019 new claims were filed against Trane, 1,826 claims were dismissed and 740 claims were settled. At December 31, 2007, there were 105,023 open claims pending against Trane. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against Trane, reflecting updated information for the last three years.

	2005	2006	2007
Open claims - January 1	118,381	113,730	104,570
New claims filed	10,972	4,440	3,019
Claims settled	(954)	(848)	(740)
Claims dismissed	(14,544)	(12,751)	(1,826)
Other	(125)	(1)	-
Open claims - December 31	113,730	104,570	105,023

At September 30, 2008, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At September 30, 2008, the Company's liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $1,210.7 million and $439.3 million, respectively, compared to $754.9 million and $249.8 million at December 31, 2007.

The (costs) income associated with the settlement and defense of asbestos related claims after insurance recoveries were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Continuing operations	$1.7	$-	$0.9	$-
Discontinued operations	(2.5)	(7.1)	(2.4)	(27.1)
Total	$(0.8)	$(7.1)	$(1.5)	$(27.1)

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

Other
The following table represents the changes in the product warranty liability for the nine months ended September 30:

In millions	2008	2007
Balance at beginning of period	$146.9	$137.1
Reductions for payments	(130.2)	(53.9)
Accruals for warranties issued during the current period	137.3	61.0
Changes to accruals related to preexisting warranties	(0.7)	(2.0)
Acquisitions	476.0	-
Translation	(2.6)	4.1
Balance at end of period	$626.7	$146.3

The Company has other contingent liabilities for $15.5 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability based on the best information available under the circumstances. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Effective February 12, 2008, the Company adopted FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the application date of the provisions of SFAS 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to the deferral, the Company has delayed its implementation of the SFAS 157 provisions on the fair value of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2008 are as follows:

	Fair value measurements			Total
In millions	Level 1	Level 2	Level 3	fair value
Assets:
Cash and cash equivalents	$741.5	$-	$-	$741.5
Marketable securities	7.2	-	-	7.2
Derivative instruments	-	11.8	-	11.8
Securitization	-	-	152.5	152.5
Benefit trust assets	-	142.1	-	142.1
Total	$748.7	$153.9	$152.5	$1,055.1

Liabilities:
Derivative instruments	$-	$47.2	$-	$47.2
Benefit liabilities	-	144.2	-	144.2
Total	$-	$191.4	$-	$191.4

SFAS 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair value of its financial assets and liabilities using the following methodologies:

•
Cash and cash equivalents– These amounts include cash on hand, demand deposits and all highly liquid investments with original maturities at the time of purchase of three months or less and are held in U.S and non-U.S. currencies.

•
Marketable securities– These securities include investments in publically traded stock of non-U.S. companies held by non-U.S. subsidiaries of the Company. The fair value is obtained for the securities based on observable market prices quoted on public stock exchanges.

•
Derivatives instruments– These instruments include forward contracts related to non-U.S. currencies, commodities and a cross-currency swap of foreign denominated debt. The fair value of the derivative instruments are determined based on a pricing model that uses inputs from actively quoted currency and commodity markets that are readily accessible and observable.

•
Benefit trust assets– These assets include money market funds and insurance contracts that are the underlying for the benefit assets. The fair value of the assets is based on observable market prices quoted in a readily accessible and observable market.

•	Securitization– This asset is the interest the Company retains in receivables sold into a special purpose entity. The fair value of the asset is based on a model that requires unobservable inputs.

•
Benefit liabilities– These liabilities include deferred compensation and executive death benefits. The fair value is based on the underlying investment portfolio of the deferred compensation and the specific benefits guaranteed in a death benefit contract with each executive.

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 allows the Company the irrevocable option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. As of September 30, 2008, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities.

Note 21 – Guarantor Financial Information
Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited) is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization (the reorganization) that became effective on December 31, 2001. The reorganization was accomplished through a merger of a newly formed subsidiary of IR-Limited. IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

As part of the reorganization, IR-Limited guaranteed all of the issued public debt securities of IR-New Jersey. The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited, the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities.

IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At September 30, 2008, $2.1 billion of the original $3.6 billion note remains outstanding. The Class B common shares are non-voting and pay dividends comparable to the Class A common shares. In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

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

The Company has revised the guarantor financial statements for all periods presented in order to reflect Ingersoll-Rand Global Holding Company Limited (IR Global Holding) as a stand-alone subsidiary. IR Global Holding, a 100% owned subsidiary of IR-Limited, issued public debt that is guaranteed by IR-Limited (see Note 9, Debt and Credit Facilities, for further details on the public debt issuance). As part of the process to revise the condensed financial statements, the Company noted errors within the consolidation process of the subsidiaries. Total consolidated results were not impacted by these revisions; however, certain amounts reported within the IR-New Jersey and Other Subsidiary columns have been corrected. The Company determined that these errors were immaterial to the Company’s financial statements. All periods have been revised in the current presentation.

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

Condensed Consolidating Income Statement
For the three months ended September 30, 2008

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$-	$230.3	$4,082.9	$-	$4,313.2
Cost of goods sold	-	-	(176.8)	(3,032.6)	-	(3,209.4)
Selling and administrative expenses	(8.3)	(0.4)	(69.8)	(677.9)	-	(756.4)
Operating (loss) income	(8.3)	(0.4)	(16.3)	372.4	-	347.4
Equity earnings in affiliates (net of tax)	263.5	328.9	52.6	(19.0)	(626.0)	-
Interest expense	(3.8)	(44.0)	(16.5)	(19.4)	-	(83.7)
Intercompany interest and fees	(24.3)	(31.9)	(67.5)	123.7	-	-
Other, net	0.6	(0.4)	(0.7)	(3.2)	-	(3.7)
Earnings (loss) before income taxes	227.7	252.2	(48.4)	454.5	(626.0)	260.0
Benefit (provision) for income taxes	-	-	31.4	(57.7)	-	(26.3)
Earnings (loss) from continuing operations	227.7	252.2	(17.0)	396.8	(626.0)	233.7
Discontinued operations, net of tax	-	-	(2.0)	(4.0)	-	(6.0)
Net earnings (loss)	$227.7	$252.2	$(19.0)	$392.8	$(626.0)	$227.7

Condensed Consolidating Income Statement
For the nine months ended September 30, 2008

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$-	$679.8	$8,877.5	$-	$9,557.3
Cost of goods sold	-	-	(500.9)	(6,445.5)	-	(6,946.4)
Selling and administrative expenses	(34.7)	(0.6)	(226.4)	(1,393.2)	-	(1,654.9)
Operating (loss) income	(34.7)	(0.6)	(47.5)	1,038.8	-	956.0
Equity earnings in affiliates (net of tax)	748.7	856.0	155.8	(60.2)	(1,700.3)	-
Interest expense	(11.6)	(54.7)	(50.2)	(39.9)	-	(156.4)
Intercompany interest and fees	(68.9)	(137.5)	(196.2)	402.6	-	-
Other, net	31.9	26.3	6.8	(3.6)	-	61.4
Earnings (loss) before income taxes	665.4	689.5	(131.3)	1,337.7	(1,700.3)	861.0
Benefit (provision) for income taxes	-	-	95.2	(248.4)	-	(153.2)
Earnings (loss) from continuing operations	665.4	689.5	(36.1)	1,089.3	(1,700.3)	707.8
Discontinued operations, net of tax	-	-	(24.1)	(18.3)	-	(42.4)
Net earnings (loss)	$665.4	$689.5	$(60.2)	$1,071.0	$(1,700.3)	$665.4

Condensed Consolidating Income Statement
For the three months ended September 30, 2007

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$-	$229.9	$2,009.1	$-	$2,239.0
Cost of goods sold	-	-	(157.5)	(1,450.7)	-	(1,608.2)
Selling and administrative expenses	(7.5)	0.2	(70.0)	(277.2)	-	(354.5)
Operating (loss) income	(7.5)	0.2	2.4	281.2	-	276.3
Equity earnings in affiliates (net of tax)	300.6	296.5	122.5	21.1	(740.7)	-
Interest expense	(9.2)	-	(17.6)	(6.5)	-	(33.3)
Intercompany interest and fees	(14.5)	(47.3)	(119.4)	181.2	-	-
Other, net	(2.8)	(1.2)	23.6	(27.2)	-	(7.6)
Earnings (loss) before income taxes	266.6	248.2	11.5	449.8	(740.7)	235.4
Benefit (provision) for income taxes	-	-	10.8	(48.6)	-	(37.8)
Earnings (loss) from continuing operations	266.6	248.2	22.3	401.2	(740.7)	197.6
Discontinued operations, net of tax	-	-	(1.2)	70.2	-	69.0
Net earnings (loss)	$266.6	$248.2	$21.1	$471.4	$(740.7)	$266.6

Condensed Consolidating Income Statement
For the nine months ended September 30, 2007

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Net revenues	$-	$-	$680.5	$5,759.3	$-	$6,439.8
Cost of goods sold	-	-	(470.7)	(4,143.1)	-	(4,613.8)
Selling and administrative expenses	(23.5)	(0.6)	(230.7)	(812.2)	-	(1,067.0)
Operating (loss) income	(23.5)	(0.6)	(20.9)	804.0	-	759.0
Equity earnings in affiliates (net of tax)	1,513.1	1,105.6	366.9	304.5	(3,290.1)	-
Interest expense	(26.8)	-	(52.6)	(20.4)	-	(99.8)
Intercompany interest and fees	(39.9)	(103.3)	(355.5)	498.7	-	-
Other, net	25.3	(2.4)	46.7	(68.7)	-	0.9
Earnings (loss) before income taxes	1,448.2	999.3	(15.4)	1,518.1	(3,290.1)	660.1
Benefit (provision) for income taxes	-	-	101.0	(198.9)	-	(97.9)
Earnings (loss) from continuing operations	1,448.2	999.3	85.6	1,319.2	(3,290.1)	562.2
Discontinued operations, net of tax	-	-	218.9	667.1	-	886.0
Net earnings (loss)	$1,448.2	$999.3	$304.5	$1,986.3	$(3,290.1)	$1,448.2

Condensed Consolidating Balance Sheet
September 30, 2008

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$-	$49.3	$50.0	$642.2	$-	$741.5
Accounts and notes receivable, net	0.1	-	241.3	2,550.4	-	2,791.8
Inventories, net	-	-	73.3	1,721.8	-	1,795.1
Other current assets	-	2.3	348.6	444.2	-	795.1
Accounts and notes receivable affiliates	470.5	552.0	4,061.8	37,299.4	(42,383.7)	-
Total current assets	470.6	603.6	4,775.0	42,658.0	(42,383.7)	6,123.5

Investment in affiliates	12,778.0	14,718.1	9,843.4	67,550.6	(104,890.1)	-
Property, plant and equipment, net	-	-	162.3	1,923.0	-	2,085.3
Intangible assets, net	-	-	75.9	15,411.7	-	15,487.6
Other noncurrent assets	1.3	14.4	688.4	1,374.6	-	2,078.7
Total assets	$13,249.9	$15,336.1	$15,545.0	$128,917.9	$(147,273.8)	$25,775.1

Current liabilities:
Accounts payable and accruals	$11.1	$43.1	$405.6	$3,044.4	$-	$3,504.2
Short term borrowings and current maturities of long-term debt	-	1,908.1	554.9	267.6	-	2,730.6
Accounts and note payable affiliates	522.8	3,863.9	6,383.9	31,613.1	(42,383.7)	-
Total current liabilities	533.9	5,815.1	7,344.4	34,925.1	(42,383.7)	6,234.8

Long-term debt	299.2	1,598.7	395.7	491.5	-	2,785.1
Note payable affiliate	1,550.0	-	2,097.4	-	(3,647.4)	-
Other noncurrent liabilities	164.0	0.3	1,885.5	4,002.6	-	6,052.4
Total liabilities	2,547.1	7,414.1	11,723.0	39,419.2	(46,031.1)	15,072.3

Shareholders' equity:
Class A common shares	370.8	(52.0)	-	-	-	318.8
Class B common shares	270.6	-	-	-	(270.6)	-
Common shares	-	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	13,655.1	7,788.3	4,534.8	90,719.5	(106,555.5)	10,142.2
Accumulated other comprehensive income (loss)	563.3	51.2	(309.9)	304.8	(367.6)	241.8
	14,859.8	7,787.5	4,224.9	93,387.1	(109,556.5)	10,702.8
Less: Contra account	(4,157.0)	134.5	(402.9)	(3,888.4)	8,313.8	-
Total shareholders' equity	10,702.8	7,922.0	3,822.0	89,498.7	(101,242.7)	10,702.8
Total liabilities and equity	$13,249.9	$15,336.1	$15,545.0	$128,917.9	$(147,273.8)	$25,775.1

Condensed Consolidating Balance Sheet
December 31, 2007

	IR	IR Global	IR	Other	Consolidating	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$0.6	$1,979.1	$545.4	$2,210.2	$-	$4,735.3
Accounts and notes receivable, net	0.4	-	263.8	1,396.5	-	1,660.7
Inventories	-	-	76.4	750.8	-	827.2
Other current assets	-	0.2	136.7	340.6	-	477.5
Accounts and notes receivable affiliates	252.6	916.2	5,150.6	27,478.5	(33,797.9)	-
Total current assets	253.6	2,895.5	6,172.9	32,176.6	(33,797.9)	7,700.7

Investment in affiliates	9,794.6	8,050.3	9,487.9	35,264.8	(62,597.6)	-
Property, plant and equipment, net	-	-	151.1	753.8	-	904.9
Intangible assets, net	-	-	72.5	4,645.4	-	4,717.9
Other noncurrent assets	1.5	-	704.5	346.7	-	1,052.7
Total assets	$10,049.7	$10,945.8	$16,588.9	$73,187.3	$(96,395.5)	$14,376.2

Current liabilities:
Accounts payable and accruals	$6.9	$4.6	$527.1	$1,956.1	$-	$2,494.7
Short term borrowings and current maturities of long-term debt	-	-	555.4	185.6	-	741.0
Accounts and note payable affiliates	89.1	5,779.7	7,001.7	20,927.4	(33,797.9)	-
Total current liabilities	96.0	5,784.3	8,084.2	23,069.1	(33,797.9)	3,235.7

Long-term debt	299.1	-	403.2	10.4	-	712.7
Note payable affiliate	1,550.0	-	2,097.4	-	(3,647.4)	-
Other noncurrent liabilities	196.7	0.4	1,917.0	405.8	-	2,519.9
Total liabilities	2,141.8	5,784.7	12,501.8	23,485.3	(37,445.3)	6,468.3

Shareholders' equity:
Class A common shares	370.0	(97.4)	-	-	-	272.6
Class B common shares	270.6	-	-	-	(270.6)	-
Common shares	-	-	-	2,362.8	(2,362.8)	-
Other shareholders' equity	11,046.3	5,115.6	4,900.3	50,833.6	(64,507.0)	7,388.8
Accumulated other comprehensive income (loss)	568.5	52.8	(398.0)	527.8	(504.6)	246.5
	12,255.4	5,071.0	4,502.3	53,724.2	(67,645.0)	7,907.9
Less: Contra account	(4,347.5)	90.1	(415.2)	(4,022.2)	8,694.8	-
Total shareholders' equity	7,907.9	5,161.1	4,087.1	49,702.0	(58,950.2)	7,907.9
Total liabilities and equity	$10,049.7	$10,945.8	$16,588.9	$73,187.3	$(96,395.5)	$14,376.2

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2008

	IR	IR Global	IR	Other	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(14.3)	$(28.9)	$(1,045.9)	$1,090.4	$1.3
Net cash provided by (used in) discontinued operating activities	-	-	(2.6)	(23.5)	(26.1)

Cash flows from investing activities:
Capital expenditures	-	-	(25.7)	(170.5)	(196.2)
Proceeds from sale of property, plant and equipment	-	-	(7.6)	67.3	59.7
Acquisitions, net of cash	-	-	-	(7,105.4)	(7,105.4)
Proceeds from business disposition, net of cash	-	-	54.7	18.6	73.3
Other, net	-	-	5.4	(47.9)	(42.5)
Net cash provided by (used in) continuing investing activities	-	-	26.8	(7,237.9)	(7,211.1)
Net cash provided by (used in) discontinued investing activities	-	-	-	-	-

Cash flows from financing activities:
Net change in debt	-	3,506.8	(8.0)	(152.0)	3,346.8
Debt issue costs	-	(23.2)	-	-	(23.2)
Net inter-company proceeds (payments)	341.5	(5,426.9)	503.5	4,581.9	-
Dividends (paid) received	(346.0)	44.4	12.3	133.8	(155.5)
Proceeds from the exercise of stock options	18.2	-	-	-	18.2
Repurchase of common shares by subsidiary	-	(2.0)	-	-	(2.0)
Other, net	-	-	18.5	-	18.5
Net cash provided by (used in) continuing financing activities	13.7	(1,900.9)	526.3	4,563.7	3,202.8
Net cash provided by (used in) discontinued financing activities	-	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	-	39.3	39.3

Net increase (decrease) in cash and cash equivalents	(0.6)	(1,929.8)	(495.4)	(1,568.0)	(3,993.8)
Cash and cash equivalents - beginning of period	0.6	1,979.1	545.4	2,210.2	4,735.3
Cash and cash equivalents - end of period	$(0.0)	$49.3	$50.0	$642.2	$741.5

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2007

	IR	IR Global	IR	Other	IR Limited
In millions	Limited	Holding	New Jersey	Subsidiaries	Consolidated
Net cash provided by (used in) continuing operating activities	$(25.0)	$(3.0)	$(432.7)	$926.1	$465.4
Net cash provided by (used in) discontinued operating activities	-	-	(7.8)	(0.8)	(8.6)

Cash flows from investing activities:
Capital expenditures	-	-	(17.0)	(71.5)	(88.5)
Proceeds from sale of property, plant and equipment	-	-	7.0	3.2	10.2
Acquisitions, net of cash	-	-	(0.6)	(26.1)	(26.7)
Proceeds from business disposition, net of cash	-	-	630.1	661.6	1,291.7
Other, net	-	-	3.5	27.9	31.4
Net cash provided by (used in) continuing investing activities	-	-	623.0	595.1	1,218.1
Net cash provided by (used in) discontinued investing activities	-	-	(4.9)	(45.8)	(50.7)

Cash flows from financing activities:
Net change in debt	405.2	-	(8.3)	(1.6)	395.3
Net inter-company proceeds (payments)	(185.0)	1,906.4	(195.8)	(1,525.6)	-
Dividends (paid) received	(344.3)	37.3	12.3	133.8	(160.9)
Proceeds from the exercise of stock options	147.5	-	-	-	147.5
Repurchase of common shares by subsidiary	-	(1,940.6)	-	-	(1,940.6)
Net cash provided by (used in) continuing financing activities	23.4	3.1	(191.8)	(1,393.4)	(1,558.7)
Net cash provided by (used in) discontinued financing activities	-	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	-	16.7	16.7

Net increase (decrease) in cash and cash equivalents	(1.6)	0.1	(14.2)	97.9	82.2
Cash and cash equivalents - beginning of period	1.7	-	81.6	272.5	355.8
Cash and cash equivalents - end of period	$0.1	$0.1	$67.4	$370.4	$438.0

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

Trends and Economic Events
We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. Although our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or the economy of any single country on our consolidated operating results, we have seen a general decrease in economic activity worldwide and weaker demand for many of our products and services, as discussed further below.

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

Our revenues from continuing operations for the first nine months of 2008 increased 48.4% compared with the same period in 2007, primarily associated with the Trane acquisition. Excluding the results of Trane, our revenues from continuing operations for the first nine months of 2008 increased approximately 5.7% compared with the same period of 2007, despite an increasingly challenging economic environment.

The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia have contributed to weakening worldwide economic conditions. In addition, the uncertainty related to the cost and availability of credit has further depressed the overall business climate. As a result, many of our end markets have experienced overall softening in demand. Consequently, we expect to see declining markets in North America and Western Europe, partially offset by moderate growth in the developing economies of Eastern Europe, Asia and Latin America. Despite the current economic turmoil, we have a solid foundation of global brands and leading market shares in all of our major product lines. In addition, our growing geographic and industry diversity coupled with our large installed product base provides growth opportunities within our service, parts and replacement revenue streams.

Recent Developments
Restructuring Actions
In order to deal with the current and expected future slowing end market demand as well as build a strong business foundation for the future, we have implemented productivity actions in 2008. In addition, in the fourth quarter of 2008, we expect to initiate enterprise-wide restructuring actions in order to streamline both our manufacturing footprint and our general and administrative cost base. Projected costs will approximate $110 million with a majority of these costs expected to be expensed in 2008. Together, these combined actions are expected to generate approximately $100 million of annual pretax savings in both 2009 and 2010.

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

The components of the purchase price were as follows:

In billions
Cash consideration	$7.3
Stock consideration (Issuance of 45.4 million IR Limited Class A common shares)	2.0
Estimated fair value of Trane stock options converted to 7.4 million IR Limited stock options	0.2
Transaction costs	0.1
Total	$9.6

As a result of the acquisition, the results of the operations of Trane have been included in the statement of financial position at September 30, 2008 and the consolidated statements of operations and cash flows since the Acquisition Date. For further details on the acquisition of Trane, see Footnote 3, Acquisition of Trane, Inc, in the Notes to Condensed Consolidated Financial Statements.

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

On April 30, 2007, we completed the sale of our Road Development business unit to AB Volvo (publ) in all countries except for India, which closed on May 4, 2007, for cash proceeds of approximately $1.3 billion, subject to post-closing purchase price adjustments. We recorded a gain on sale of $633.1 million (net of tax of $163.3 million). The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

Results of Operations – Three Months Ended September 30, 2008 and 2007

	For the three months ended September 30,
In millions, except per share amounts	2008	% of revenues	2007	% of revenues
Net revenues	$4,313.2		$2,239.0
Cost of goods sold	(3,209.4)	74.4%	(1,608.2)	71.8%
Selling and administrative expenses	(756.4)	17.5%	(354.5)	15.9%
Operating income	347.4	8.1%	276.3	12.3%
Interest expense	(83.7)		(33.3)
Other, net	(3.7)		(7.6)
Earnings before income taxes	260.0		235.4
Provision for income taxes	(26.3)		(37.8)
Earnings from continuing operations	233.7		197.6
Discontinued operations, net of tax	(6.0)		69.0
Net earnings	$227.7		$266.6

Diluted earnings per common share:
Continuing operations	$0.72		$0.68
Discontinued operations	(0.02)		0.24
Net earnings	$0.70		$0.92

Net Revenues
Net revenues for the third quarter of 2008 increased by 92.6%, or $2,074.2 million, compared with 2007, which primarily resulted from the following:

Volume/product mix	-4.9%
Pricing	2.7%
Currency exchange rates	2.5%
Acquisitions	92.4%
Other	-0.1%
Total	92.6%

The acquisition of Trane increased revenues $2,051.1 million. Excluding the results of Trane, revenues increased by 1.0%, or $23.1 million. Softening overall demand in many major end markets was the primary driver of the quarter’s results. Excluding currency exchange rates, organic revenues declined. However, we continue to make progress in increasing recurring revenues, which improved by 9% over the third quarter of 2007 and accounted for 20% of net revenues.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue increased in the third quarter of 2008 to 74.4% compared with 71.8% for the same period of 2007. Excluding the results of Trane, cost of goods sold as a percentage of revenue would have been 72.3%. Higher material costs and unfavorable business and product mix more than offset price increases. In addition, decreased leverage due to lower volumes contributed to the year-over-year increase.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue increased to 17.5% in the third quarter of 2008 compared with 15.9% for the same period of 2007. Excluding the results of Trane, selling and administrative expenses as a percentage of revenue would have been 16.3%. Decreased leverage due to lower volumes more than offset expense reduction and price increases. In addition, Trane integration costs added to the year-over-year increase.

Operating Income
Operating income for the third quarter of 2008 increased by 25.7% or $71.1 million, compared with the same period of 2007, primarily related to the acquisition of Trane. Excluding the results of Trane, operating income decreased by $18.4 million (6.7%), and operating margins decreased to 11.4% from 12.3%. This decrease was mainly due to lower volumes, increased material costs and unfavorable business and product mix. These decreases were partially offset by productivity actions and improved pricing.

Interest Expense
Interest expense for the third quarter of 2008 increased $50.4 million compared with the same period of 2007, primarily related to higher average debt balances used to fund the acquisition of Trane.

Other, Net
The components of “Other, net” for the three months ended September 30 are as follows:

	Three months ended
	September 30,
In millions	2008	2007
Interest income	$9.9	$5.0
Exchange gain (loss)	(11.0)	(8.1)
Minority interests	(5.5)	(4.5)
Earnings from equity investments	1.4	-
Other	1.5	-
Other, net	$(3.7)	$(7.6)

Provision for Income Taxes
Our third quarter 2008 effective tax rate was 10.1%, compared with 16.1% in the third quarter of 2007.  The rate for the third quarter of 2008 reflects an expected annual rate of 20.6% before discrete benefits of $12.7 million.  The increase in 2008 expected annual tax rate versus last year’s expected annual rate as of September 30, 2007 is primarily attributable to an increase in income earned in higher tax rate jurisdictions as a result of changes in our inter-company debt structure.

Results of Operations – Nine Months Ended September 30, 2008 and 2007

	For the nine months ended September 30,
In millions, except per share amounts	2008	% of revenues	2007	% of revenues
Net revenues	$9,557.3		$6,439.8
Cost of goods sold	(6,946.4)	72.7%	(4,613.8)	71.6%
Selling and administrative expenses	(1,654.9)	17.3%	(1,067.0)	16.6%
Operating income	956.0	10.0%	759.0	11.8%
Interest expense	(156.4)		(99.8)
Other, net	61.4		0.9
Earnings before income taxes	861.0		660.1
Provision for income taxes	(153.2)		(97.9)
Earnings from continuing operations	707.8		562.2
Discontinued operations, net of tax	(42.4)		886.0
Net earnings	$665.4		$1,448.2

Diluted earnings per common share:
Continuing operations	$2.38		$1.87
Discontinued operations	(0.14)		2.95
Net earnings	$2.24		$4.82

Net Revenues
Net revenues for the first nine months of 2008 increased by 48.4%, or $3,117.5 million, compared with 2007, which primarily resulted from the following:

Volume/product mix	-1.3%
Pricing	2.6%
Currency exchange rates	3.6%
Acquisitions	43.5%
Other	0.0%
Total	48.4%

The acquisition of Trane increased revenues by $2,749.0 million. Excluding the results of Trane, revenues increased by 5.7%, or $368.5 million. Softening overall demand in many major end markets was the primary driver of the modest year-over-year growth. Excluding currency exchange rates, organic revenues increased modestly. However, we continue to make progress in increasing recurring revenues, which improved by 10% over the first nine months of 2007 and accounted for 19% of net revenues.

Cost of Goods Sold
Cost of goods sold as a percentage of revenue increased to 72.7% in the first nine months of 2008 compared with 71.6% the same period of 2007. Excluding the results of Trane, cost of goods sold as a percentage of revenue would have been 71.6%. Higher material costs and unfavorable business and product mix more than offset price increases. In addition, decreased leverage due to lower volumes contributed to the year-over-year increase.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of revenue increased to 17.3% in the first nine months of 2008 compared with 16.6% for the same period of 2007. Excluding the results of Trane, selling and administrative expense as a percentage of revenue would have been 16.6%. Decreased leverage due to lower volumes more than offset expense reduction and price increases. In addition, Trane integration costs added to the year-over-year increase.

Operating Income
Operating income for the first nine months of 2008 increased by 26.0% or $197.0 million, compared with the same period of 2007, primarily related to the acquisition of Trane. Excluding the results of Trane, operating income increased by $41.4 million (5.5%) and operating margins remained flat at 11.8%. Lower volumes, higher commodity costs and an unfavorable business and product mix were offset by expense reduction, productivity actions and improved pricing. Trane integration costs also contributed to flat year-over-year growth.

Interest Expense
Interest expense for the first nine months of 2008 increased $56.6 million compared with the same period of 2007, primarily related to higher average debt balances used to fund the acquisition of Trane.

Other, Net
The components of “Other, net” for the nine months ended September 30 are as follows:

	Nine months ended
	September 30,
In millions	2008	2007
Interest income	$86.9	$14.9
Exchange gain (loss)	(15.5)	0.6
Minority interests	(15.9)	(11.6)
Earnings from equity investments	2.6	0.1
Other	3.3	(3.1)
Other, net	$61.4	$0.9

Provision for Income Taxes
Our effective tax rate for the first nine months of 2008 was 17.8%, compared with 14.8% in the first nine months of 2007.  The rate for the nine months ended September 30, 2008 reflects an expected annual rate of 20.6% before discrete benefits of $24.9 million.  The increase in 2008 expected annual tax rate versus last year’s expected annual rate as of September 30, 2007 is primarily attributable to an increase in income earned in higher tax rate jurisdictions as a result of changes in our inter-company debt structure.

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

	Three	Nine
	months ended	months ended
In millions	September 30	September 30
Net revenues	$2,051.1	$2,749.0
Operating income	89.5	155.6
Operating margin	4.4%	5.7%
The nine months ended September 30, 2008 include results since the Acquisition Date (June 5, 2008).

Operating income for the three months ended September 30, 2008 includes $149.9 million of costs related to purchase accounting. We expect $41.5 million of these costs to be an incremental expense in future periods as they primarily relate to the amortization of certain intangible assets that were fair valued at the Acquisition Date. In addition, we recorded $13.3 million of severance and other business integration costs associated with the acquisition. Operating income was $89.5 million for the three months ended September 30, 2008. Excluding non-recurring items, operating income would have been $197.9 million, increasing the operating margin to 9.6%.

Reported results for revenues and operating income for the three months and 25 days ended September 30, 2008 reflect year-to-date activity since the Acquisition Date (June 6, 2008 through September 30, 2008). Included in operating income is $194.9 million of costs related to purchase accounting. The Company expects $51.1 million of these costs to be an incremental expense in future periods as they primarily relate to the amortization of certain intangible assets that were fair valued as of the Acquisition Date. In addition, the Company recorded $23.6 million of severance and other business integration costs associated with the acquisition. Operating income was $155.6 million for the three months and 25 days ended September 30, 2008. Excluding non-recurring items, operating income would have been $299.4 million, increasing the operating margin to 10.9%.

Commercial results were balanced due to growth in both domestic and international markets. Parts, services and solutions improvements were primary drivers, in addition to Commercial Equipment. Residential results were impacted by continued weakness in the U.S. housing market.

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

	Three months ended			Nine months ended
	September 30,			September 30,
In millions	2008	2007	% change	2008	2007	% change
Net revenues	$895.0	$882.1	1.5%	$2,605.3	$2,457.0	6.0%
Operating income	103.0	100.1	2.9%	297.9	269.2	10.7%
Operating margin	11.5%	11.3%		11.4%	11.0%

Net revenues for the third quarter of 2008 increased by 1.5% or $12.9 million, compared with the same period of 2007, primarily resulting from a favorable currency impact (4%) and improved pricing (1%). These gains were partially offset by lower volumes (3%). Operating income increased slightly during the third quarter of 2008, primarily due to improved pricing ($11 million), increased productivity ($9 million) and a favorable currency impact. These improvements were offset by higher material costs ($17 million) and lower volumes.

Net revenues for the first nine months of 2008 increased by 6.0% or $148.3 million, compared with the same period of 2007, primarily resulting from a favorable currency impact (5%) and improved pricing (1%). Operating income increased during the first nine months of 2008, primarily due to increased productivity ($42 million), improved pricing ($32 million) and a favorable currency impact ($11 million). These improvements were partially offset by higher material costs ($33 million), lower volumes ($14 million) and investments in new product development and productivity improvements ($9 million).

Net revenues for the segment increased slightly during the third quarter of 2008. Display cases and contracting revenue increased worldwide as a result of an improved market for display cases and growing parts and service revenues. In addition, sales of the TriPac® auxiliary unit increased sharply during the quarter due to the continued high cost of diesel fuel. The decline in the heavy truck market decreased refrigerated trailer and truck revenues in North America and Asia Pacific. Sea-going container revenues also decreased while bus and aftermarket revenues remained comparable to the prior year.

Industrial Technologies
Industrial Technologies is focused on providing solutions to enhance customers’ industrial and energy efficiency, mainly by engaging in the design, manufacture, sale and service of compressed air systems, tools, fluid and material handling, golf and utility vehicles and energy generation systems. This segment includes the Ingersoll Rand and Club Car brands.

	Three months ended			Nine months ended
	September 30,			September 30,
In millions	2008	2007	% change	2008	2007	% change
Net revenues	$718.3	$701.5	2.4%	$2,267.8	$2,119.1	7.0%
Operating income	81.4	93.4	-12.8%	283.4	294.4	-3.7%
Operating margin	11.3%	13.3%		12.5%	13.9%

Net revenues for the third quarter of 2008 increased by 2.4%, or $16.8 million, compared with the same period of 2007, mainly resulting from a favorable currency impact (2%), improved pricing (2%) and acquisitions (2%) partially offset by lower volumes (4%). Operating income decreased during the third quarter of 2008 primarily due to higher material costs ($19 million) and lower volumes ($16 million). These costs were partially offset by improved pricing ($16 million) and increased productivity ($15 million).

Net revenues for the first nine months of 2008 increased by 7.0%, or $148.7 million, compared with the same period of 2007, mainly resulting from a favorable currency impact (3%), improved pricing (2%) and acquisitions (2%). Operating income decreased during the first nine months of 2008 primarily due to higher material costs ($50 million) and lower volumes ($15 million). These improvements were partially offset by improved pricing ($47 million) and increased productivity.

The increase in segment revenue was driven by the worldwide increase in the Air and Productivity Solutions business. Stable industrial and process markets in Europe, Asia and India in addition to aftermarket growth helped to mitigate a weakening North American market where higher recurring revenues were offset by lower equipment volumes. Club Car revenues declined compared with the third quarter of 2007 mainly due to the ongoing decline in the North American golf market and a softening utility vehicle market. The decline was partially offset by overall market share gains.

Security Technologies
Security Technologies is engaged in the design, manufacture, sale and service of mechanical and electronic security products, biometric access control systems and security and scheduling software. This segment includes the Schlage, LCN, Von Duprin and CISA brands.

	Three months ended			Nine months ended
	September 30,			September 30,
In millions	2008	2007	% change	2008	2007	% change
Net revenues	$648.8	$655.4	-1.0%	$1,935.2	$1,863.7	3.8%
Operating income	126.0	112.8	11.7%	353.3	311.8	13.3%
Operating margin	19.4%	17.2%		18.3%	16.7%

Net revenues for the third quarter of 2008 decreased by 1%, or $6.6 million, compared with the same period of 2007, mainly resulting from lower volumes (7%) partially offset by improved pricing (5%) and a favorable currency impact (1%). Operating income increased during the third quarter of 2008 primarily due to improved pricing ($34 million) and productivity gains ($9 million), partially offset by unfavorable product mix ($16 million).

Net revenues for the first nine months of 2008 increased by 3.8%, or $71.5 million, compared with the same period of 2007, mainly resulting from improved pricing (5%) and a favorable currency impact (3%) partially offset by lower volumes. Operating income increased during the first nine months of 2008, primarily due to improved pricing ($87 million) and productivity gains ($36 million), partially offset by unfavorable product mix ($47 million) and increased material costs ($12 million).

Net revenues decreased during the quarter driven by lower residential volume in North America. Lower same store sales at large customers as well as ongoing weakness in the new homebuilder channel were partially offset by revenue growth in Latin America. Slight growth in the North American commercial construction market in addition to moderate growth in Europe helped revenues remain consistent with prior year amounts despite a slight decline in Asia Pacific.

Discontinued Operations
The components of discontinued operations for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Revenues	$0.1	$714.0	$15.3	$2,410.8

Pre-tax earnings (loss) from operations	(11.0)	93.6	(34.0)	295.2
Pre-tax gain (loss) on sale	0.1	1.1	(5.5)	805.8
Tax expense	4.9	(25.7)	(2.9)	(215.0)
Discontinued operations, net of tax	$(6.0)	$69.0	$(42.4)	$886.0

Discontinued operations by business for the three and nine months ended September 30 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Compact Equipment, net of tax	$-	$84.5	$(22.9)	$226.7
Road Development, net of tax	-	1.1	(1.8)	695.2
Other discontinued operations, net of tax	(6.0)	(16.6)	(17.7)	(35.9)
Total discontinued operations, net of tax	$(6.0)	$69.0	$(42.4)	$886.0

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

Net revenues and after-tax earnings of Compact Equipment for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Net revenues	$0.1	$709.7	$15.3	$2,162.1

Earnings from operations, net of tax	-	84.5	0.1	226.7
Gain on sale, net of tax	-	-	(23.0)	-
Total discontinued operations, net of tax	$-	$84.5	$(22.9)	$226.7

Road Development Divestiture
On February 27, 2007, we agreed to sell our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007 in all countries except for India, which closed on May 4, 2007. The purchase price has been finalized with the buyer and we will record final adjustments in the fourth quarter of 2008.

The Road Development business unit manufactures and sells asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. We have accounted for the Road Development business unit as discontinued operations for all periods presented in accordance with SFAS 144.

Net revenues and after-tax earnings of the Road Development business unit for the three and nine months ended September 30, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Net revenues	$-	$4.3	$-	$248.7

Earnings from operations, net of tax	(0.1)	0.2	(0.2)	18.6
Gain on sale, net of tax	0.1	0.9	(1.6)	676.6
Total discontinued operations, net of tax	$-	$1.1	$(1.8)	$695.2

Other Discontinued Operations
We also have retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Retained costs, net of tax	$(6.0)	$(16.7)	$(17.7)	$(36.3)
Net gain on disposals, net of tax	-	0.1	-	0.4
Total discontinued operations, net of tax	$(6.0)	$(16.6)	$(17.7)	$(35.9)

Retained costs, net of tax for the nine months ended September 30, 2008 includes $6.5 million of after-tax costs related to an adverse verdict in a product liability lawsuit associated with a previously divested business.

Liquidity and Capital Resources
We generate significant cash flow from operating activities. We believe that we will be able to meet our current and long-term liquidity and capital requirements through our cash flow from operating activities, existing cash and cash equivalents, available borrowings under existing credit facilities and our ability to obtain future external financing.

Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, respectively. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2008	2007
Operating cash flow provided by (used in) continuing operations	$1.3	$465.4
Investing cash flow provided by (used in) continuing operations	(7,211.1)	1,218.1
Financing cash flow provided by (used in) continuing operations	3,202.8	(1,558.7)

Operating Activities
Net cash provided by continuing operating activities during the nine months ended September 30, 2008 was $1.3 million, compared with net cash provided by operating activities of $465.4 million during the comparable period in 2007. The change in operating cash flows is predominantly related to a tax payment of approximately $700 million in the first quarter of 2008 paid to various taxing authorities primarily associated with the Compact Equipment divestiture. In addition, cash flows from operating activities includes Trane cash flows from operations since June 5, 2008.

Investing Activities
Net cash used by investing activities during the nine months ended September 30, 2008 was $7,211.1 million, compared with $1,218.1 million of net cash provided by investing activities during the comparable period of 2007. The change in investing activities is primarily attributable to cash used for the acquisition of Trane in 2008. In addition, during the nine months ended September 30, 2007, net cash proceeds of $1,291.7 million was received related to the sale of the Road Development business unit.

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2008 was $3,202.8 million, compared with $1,558.7 million of net cash used in financing activities during the comparable period in 2007. The change in financing activities primarily relates to the outstanding balance of both the bridge loan facility and commercial paper used to finance the acquisition of Trane in addition to the net proceeds from our long-term debt issuance.

Other Liquidity Measures
The following table contains several key measures to gauge the Company’s financial condition and liquidity at the period ended:

	September 30	December 31,
In millions	2008	2007
Cash and cash equivalents	$741.5	$4,735.3
Total debt	5,515.7	1,453.7
Total shareholders' equity	10,702.8	7,907.9
Debt-to-total capital ratio	33.8%	15.4%

The large cash and cash equivalents balance at December 31, 2007 is attributable to the sale of both Compact Equipment and the Road Development business unit during 2007, which generated proceeds of $6,154.3 million. The reduction at September 30, 2008 is a result of the acquisition of Trane.

In connection with the Trane acquisition, we entered into a $3.9 billion senior unsecured bridge loan facility, with a 364-day term, which was subsequently reduced to $3.4 billion. We drew down $2.95 billion against the bridge loan facility in June 2008. The proceeds, along with cash on hand as well as the issuance of $1.5 billion in commercial paper, were used to fund the cash component of the consideration paid for the acquisition as well as to pay related fees and expenses incurred in connection with the acquisition.

In August 2008, we filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement. This issuance consisted of $250 million Senior Floating Rate Notes due in 2010, $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR Limited, which directly owns 100% of the subsidiary issuer. The net proceeds from the offering were used to partially reduce the amount outstanding under the senior unsecured bridge loan facility.

Interest on the fixed rate notes will be paid twice a year. We have the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the debt offering documents. Interest on the floating rate notes will be paid four times a year. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations. As of September 30, 2008, we are in compliance with all of our debt covenants.

During the third quarter, we repaid $2.0 billion of the outstanding balance of the bridge loan facility. We used a combination of cash flows from operations and cash on hand, in addition to the $1.6 billion in proceeds received from the issuance of long-term debt. In October 2008, we reduced the facility size to $950 million.

During the second quarter, we entered into a $1.0 billion senior unsecured revolving credit facility with a three-year term. This three-year credit facility will be used to support working capital, the commercial paper program and for other general corporate purposes.

In addition to the three-year credit facility, we have committed revolving credit facilities consisting of two lines totaling $2.0 billion, of which $750 million expires in June 2009 and $1.25 billion expires in August 2010. These lines are unused and provide support for other financing instruments, such as letter of credit as required in the normal course of business as well as support for the commercial paper program.

At September 30, 2008, we had outstanding $547.9 million of 30-year fixed rate debentures which requires early repayment only at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028. In October 2008, holders of these debentures chose to exercise the put feature on approximately $248 million of the debentures, which will be repaid in November 2008. In the first quarter of 2009, holders of these debentures will have the option to exercise the put feature on approximately $40 million of the remaining debentures. In the fourth quarter of 2009, holders of these debentures will have the option to exercise the put feature on approximately $260 million of the remaining debentures.

The global financial markets have been adversely affected by the current economic environment. The credit markets, including the commercial paper markets, have recently experienced adverse conditions including unprecedented volatility, reduced liquidity, increases in interest rates and inflation. These factors increase costs associated with issuing commercial paper or other debt instruments and may affect our ability to access these markets. We currently believe that our cash and cash equivalents balance, cash generated by our operations, in addition to our access to external sources of funds as described above will be sufficient to meet our operating and capital needs for the foreseeable future.

Pensions
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

As a result of current market environment, we expect negative returns in our pension plans during 2008. Consequently, this will increase pension expense in 2009 and potentially require future cash contributions to our pension plan.  However, none of our pension plans have experienced any significant impact on liquidity due to the volatility in the markets. We are monitoring the impact of the market conditions on our pension expense and funding requirements in 2009. We will disclose the impacts on 2009 in our Annual Report on Form 10-K, which we expect to file with the SEC in February 2009.

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

During the three and nine month periods ended September 30, 2008, we spent $4.0 million and $10.3 million, respectively, for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of September 30, 2008 and December 31, 2007, we have recorded reserves of $103.4 million and $101.8 million, respectively, for environmental matters. We believe that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Trane continues to be in litigation against certain carriers whose policies it believes provide coverage for asbestos claims. The insurance carriers named in this suit have challenged Trane’s right to recovery. Trane filed the action in April 1999 in the Superior Court of New Jersey, Middlesex County, against various primary and lower layer excess insurance carriers, seeking coverage for environmental claims (the “NJ Litigation”). The NJ Litigation was later expanded to also seek coverage for asbestos-related liabilities from twenty-one primary and lower layer excess carriers and underwriting syndicates. The environmental claims against most of the insurers in the NJ Litigation have been settled.  On September 19, 2005, the court granted Trane’s motion to add claims for insurance coverage for asbestos-related liabilities against 16 additional insurers and 117 new insurance policies to the NJ Litigation. The court also required the parties to submit all contested matters to mediation. Trane engaged in its first mediation session with the NJ Litigation defendants on January 18, 2006 and has engaged in active discussions since that time.

Trane has now settled with a substantial number of its insurers, collectively accounting for approximately 75% of its recorded asbestos-related liability insurance receivable as at September 30, 2008.  More specifically, effective August 26, 2008, Trane entered into a coverage-in-place agreement (“August 26 Agreement”) with the following five insurance companies or groups: 1) Hartford; 2) Travelers; 3) Allstate (solely in its capacity as successor-in-interest to Northbrook Excess & Surplus Insurance Company); 4) Dairyland Insurance Company; and 5) AIG.  The August 26 Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for asbestos bodily injury claims under specified terms and conditions and in exchange for certain releases and indemnifications from Trane.  In addition, on September 12, 2008, Trane entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company, both members of the Everest Re group, resolving all claims in the NJ Litigation involving policies issued by those companies (“Everest Re Agreement”).  The Everest Re Agreement contains a number of elements, including policy buy-outs and partial buy-outs in exchange for a cash payment along with coverage-in-place features similar to those contained in the August 26 Agreement, in exchange for certain releases and indemnifications by Trane.  Trane remains in settlement negotiations with the insurer defendants in the NJ Litigation not encompassed within the August 26 Agreement or Everest Re Agreement.  Once concluded, we believe NJ Litigation will resolve coverage issues with respect to approximately 96% of Trane’s recorded insurance receivable in connection with asbestos-related liabilities.

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

From receipt of its first asbestos claims more than twenty five years ago to December 31, 2007, the Company has resolved (by settlement or dismissal) approximately 208,000 claims. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $308 million, for an average payment per resolved claim of $1,480. The average payment per claim resolved during the year ended December 31, 2007 was $7,491. This amount reflects the Company’s emphasis on resolution of higher value malignancy claims, particularly mesothelioma claims, rather than lower value non-malignancy claims, which are more heavily represented in the Company’s historical settlements. The table below provides additional information regarding asbestos-related claims filed against the Company:

	2005	2006	2007
Open claims - January 1	105,811	102,968	101,709
New claims filed	11,132	6,457	5,398
Claims settled	(12,505)	(6,558)	(5,005)
Claims dismissed	(1,470)	(1,158)	(1,479)
Open claims - December 31	102,968	101,709	100,623

From receipt of the first asbestos claim more than twenty years ago through December 31, 2007, Trane has resolved 61,002 (by settlement or dismissal) claims. Trane and its insurance carriers have paid settlements of approximately $109.0 million, which represents an average payment per resolved claim of $1,786. During 2007, 3,019 new claims were filed against Trane, 1,826 claims were dismissed and 740 claims were settled. At December 31, 2007, there were 105,023 open claims pending against Trane. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against Trane, reflecting updated information for the last three years.

	2005	2006	2007
Open claims - January 1	118,381	113,730	104,570
New claims filed	10,972	4,440	3,019
Claims settled	(954)	(848)	(740)
Claims dismissed	(14,544)	(12,751)	(1,826)
Other	(125)	(1)	-
Open claims - December 31	113,730	104,570	105,023

At September 30, 2008, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At September 30, 2008, our liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $1,210.7 million and $439.3 million, respectively, compared to $754.9 million and $249.8 million at December 31, 2007.

The (costs) income associated with the settlement and defense of asbestos related claims after insurance recoveries were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2008	2007	2008	2007
Continuing operations	$1.7	$-	$0.9	$-
Discontinued operations	(2.5)	(7.1)	(2.4)	(27.1)
Total	$(0.8)	$(7.1)	$(1.5)	$(27.1)

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

Other
The following table represents the changes in the product warranty liability for the nine months ended September 30:

In millions	2008	2007
Balance at beginning of period	$146.9	$137.1
Reductions for payments	(130.2)	(53.9)
Accruals for warranties issued during the current period	137.3	61.0
Changes to accruals related to preexisting warranties	(0.7)	(2.0)
Acquisitions	476.0	-
Translation	(2.6)	4.1
Balance at end of period	$626.7	$146.3

We have other contingent liabilities for $15.5 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

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

Management believes there have been no significant changes during the nine months ended September 30, 2008, to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

SFAS 158 also requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of SFAS 158 are effective for the Company for the fiscal year ending December 31, 2008. The Company has adopted the measurement provisions of SFAS 158, which did not have a material impact on the condensed consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162) and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB No. 60” (SFAS 163). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 163 clarifies practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. The Company does not believe these pronouncements will have a material impact on its financial statements.

Safe Harbor Statement
Information provided by the Company in reports such as this quarterly report on Form 10-Q, in press releases and in statements made by employees in oral discussions, to the extent the information is not historical fact, may be deemed to be “forward-looking statements” within the meaning of the federal securities laws. These statements are based on currently available information and are based on our current expectations and projections about future events. These statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements.

These risks and uncertainties include, but are not limited to: fluctuations in commodity prices and shortages of raw materials; changes in interest rates and non-U.S. exchange rates; changes in the condition of, and the overall political landscape of, the economies in which we operate; our realization of expected financial benefits from the acquisition of Trane Inc. and our restructuring actions; changes in our credit ratings, the credit markets and macroeconomic conditions; amounts recorded for goodwill and indefinite-lived intangible assets; our ongoing compliance with the Foreign Corrupt Practices Act and other applicable anti-corruption laws; effect of legislation regarding U.S. companies which reincorporate outside of the U.S.; potential liabilities arising from an European Commission Investigation of European Union competition law; changes in the Internal Revenue Service interpretation of tax-free distributions under Section 355 of the Internal Revenue Code; unanticipated climatic changes and seasonal fluctuations; the costs and effects of legal and administrative proceedings; changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof; currency fluctuations; our ability to complete acquisitions on financially attractive terms and successfully integrate them with our other businesses; and the impact of new accounting standards.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the third quarter of 2008. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additionally, we have reported to the DOJ and SEC that we are currently investigating certain matters involving Trane, including one relating to the Oil For Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. We have indicated to the SEC and DOJ that we are conducting a thorough investigation of these matters and that we would report back to them with our findings. The investigation of these matters began in earnest promptly after our acquisition of Trane in June 2008 and is currently in progress. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

The European Commission Investigation
In November 2004, Trane was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, Trane, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including Trane and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO as part of a legal reorganization in connection with the spinoff of Trane’s Vehicle Control Systems business that occurred on July 31, 2007. Trane and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among Trane and certain other parties (the “Indemnification Agreement”), American Standard Europe BVBA (renamed WABCO Europe BVBA) (“ASE”), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify Trane and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. Trane and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. ASE and other former Trane subsidiaries participated in the hearing. Trane, however, did not participate in the hearing.

In 2006, the European Commission adopted new fining guidelines (the “2006 Guidelines”) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2008, the total liability could be approximately $1.1 billion based on Trane’s worldwide revenue in 2007, subject to a probable reduction for leniency of at least 20 percent provided ASE, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. The Company is confident in ASE’s ability to satisfy its obligations under the Indemnification Agreement because WABCO’s capital structure includes sufficient funds available under its existing credit facilities and only a minimal amount of debt at December 31, 2007.

Item 1A – Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2007, except as discussed below. For a further discussion of our Risk Factors, refer to Part I, Item 1A - Risk Factors contained in our Annual Report on Form 10-K for the period ended December 31, 2007.

Macroeconomic conditions, negative conditions in the financial, insurance and credit markets and changes in our credit ratings subject us to a number of risks.

The world financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in asset values. While these conditions have not currently impaired our ability to access credit markets, insurance and finance our operations, there can be no assurance that there will not be further deterioration in the world financial markets, continued negative conditions in the global credit markets or a loss of confidence in the major economies, any of which may make it more difficult for us to obtain financing for our operations or increase the cost of obtaining financing as well as access insurance to manage risk.

In addition, our investment-grade credit ratings currently afford us lower borrowing rates on commercial paper, revolving credit agreements and debt offerings. Increased debt levels and/or decreased earnings could result in downgrades in our credit ratings, which, in turn, could impede access to the debt markets, reduce the total amount of commercial paper we could issue, raise our commercial paper borrowing costs and/or raise our long-term debt borrowing rates, including under our revolving credit agreements.

Finally, many of our customers rely on credit financing in order to purchase our products. If the tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases, this could result in a decrease in or cancellation of orders for our products and services. Our global business is also adversely affected by decreases in the general level of economic activity and in business and consumer spending.

Amounts recorded for goodwill and indefinite-lived intangible assets could be adversely impacted by current market conditions.

As disclosed in the Company’s Annual Report on Form 10-K, the Company performs its annual impairment test of goodwill and indefinite-lived intangible assets in the fourth quarter of each year in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, the impairment test is based on the current fair market value of the reporting units for goodwill and the current fair market value of the individual indefinite-lived intangible asset. Fair market valuation requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. As general market conditions have deteriorated, the Company could experience a decline in the fair market value of reporting units and intangible assets. This decline could adversely affect the results of the impairment testing that will be performed in the fourth quarter and could potentially lead to a future impairment charge.

We may not realize the expected financial benefits from the acquisition of Trane Inc. and from recently announced restructuring actions.

On June 5, 2008, we completed our acquisition of Trane Inc. (“Trane”). Achieving the expected benefits of this acquisition will require us to increase the revenue growth rate of Trane, retain key employees of Trane and realize certain anticipated cost savings. Additionally, we announced further restructuring actions to deal with slowing end market demand. If we are unable to integrate our businesses successfully or implement these restructuring actions effectively, then we may fail to realize the anticipated synergies and growth opportunities or achieve the cost savings and revenue growth we anticipated from these actions.

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

Furthermore, we have reported to the DOJ and SEC that we are currently investigating certain matters involving Trane, including one relating to the Oil For Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. We have indicated to the SEC and DOJ that we are conducting a thorough investigation of these matters and that we would report back to them with our findings. The investigation of these matters began in earnest promptly after our acquisition of Trane in June 2008 and is currently in progress. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared with them our audit report, which indicated no FCPA violations. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

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

Demand for certain segments of the Company’s products and services is influenced by weather conditions. For instance, Trane’s sales have historically tended to be seasonally higher in the second and third quarters of the year because, in the U.S. and other northern hemisphere markets, summer is the peak season for sales of air conditioning systems and services. Additionally, while there is demand for Trane’s products and services throughout the year, a significant percentage of total sales are related to U.S. residential and commercial construction activity, which is generally higher in the second and third quarters of the year. Therefore, results of any quarterly period may not be indicative of expected results for a full year and unexpected cool trends or unseasonably warm trends during the summer season could negatively or positively affect certain segments of the Company’s business and impact overall results of operations.

Item 6 – Exhibits

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), Ingersoll-Rand Company Limited (the “Company”) has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

(a) Exhibits

Exhibit No.	Description	Method of Filing

1.1
Underwriting Agreement, dated as of August 12, 2008, among Ingersoll-Rand Global Holding Company Limited, as Issuer, the Company, as Guarantor, and Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. and J.P. Morgan Securities, Inc., as Representatives of the several Underwriters named therein.
Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 08/18/2008
4.1	Indenture, dated as of August 12, 2008, among Ingersoll-Rand Global Holding Company Limited, the Company and Wells Fargo Bank, N.A., as Trustee (the “Indenture”).	Filed herewith
4.2	First Supplemental Indenture, dated as of August 15, 2008, among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and Wells Fargo Bank, N.A., as Trustee, to the Indenture.	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 08/18/2008
4.3	Form of 6.0% Senior Notes due 2013	Included as part of Exhibit 4.2
4.4	Form of Guarantee to 6.0% Senior Notes due 2013	Included as part of Exhibit 4.2
4.5	Form of 6.875% Senior Notes due 2018	Included as part of Exhibit 4.2
4.6	Form of Guarantee to 6.875% Senior Notes due 2018	Included as part of Exhibit 4.2
4.7	Form of Senior Floating Rate Notes due 2010	Included as part of Exhibit 4.2
4.8	Form of Guarantee to Senior Floating Rate Notes due 2010	Included as part of Exhibit 4.2
10.1	Richard J. Weller Offer Letter dated September 8, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 09/10/2008
10.2	Addendum to Steven R. Shawley Offer Letter, dated August 7, 2008	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on 08/08/2008
10.3	Addendum to Didier Teirlinck Offer Letter, dated July 17, 2008	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on 08/08/2008

23.1	Consent of Analysis, Research & Planning Corporation	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith

INGERSOLL-RAND COMPANY LIMITED
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED
(Registrant)
Date: November 7, 2008	/s/ Steven R. Shawley
Steven R. Shawley, Senior Vice President
and Chief Financial Officer

Principal Financial Officer

Date: November 7, 2008	/s/ Richard J. Weller
Richard J. Weller, Vice President and
Controller

Principal Accounting Officer