Form 10-K
period 2008-12-31
INGERSOLL RAND CO LTD
filed 2009-03-02
CIK 1160497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934

For the fiscal year ended December 31, 2008

or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934

For the transition period from          to

Commission File No. 001-16831

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

YES   X       NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES             NO   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer

Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO   X

The aggregate market value of common stock held by nonaffiliates on June 30, 2008 was approximately $11,920,220,895 based on the closing price of such stock on the New York Stock Exchange.

The number of Class A Common Shares outstanding as of February 20, 2009 was 318,864,140.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual General Meeting of Shareholders to be held June 3, 2009 are incorporated by reference into Part II and Part III of this Form 10-K.

Form 10-K

For the Fiscal Year Ended December 31, 2008

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

Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to our June 2008 acquisition of Trane Inc.; any statements concerning expected development, performance or market share relating to our products; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes, including those relating to the Internal Revenue Service audit of our consolidated subsidiaries’ tax filings in 2001 and 2002; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections.

Factors that might affect our forward-looking statements include, among other things:

•	Overall economic and business conditions;
•	the demand for our goods and services;
•	competitive factors in the industries in which we compete;
•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);
•	the outcome of litigation and governmental proceedings;
•	the effect of income tax audit settlements;
•	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;
•	our ability to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;
•	interest rate fluctuations and other changes in borrowing costs;
•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;
•	availability of and fluctuations in the prices of key raw materials;
•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;
•	the ability to achieve cost savings in connection with our strategic restructuring;
•	potential further impairment of our goodwill, indefinite-lived intangible assets and/or our long-lived assets;
•	the impact of fluctuations in the price of our Class A common shares;
•	changes in U.S. and non-U.S. governmental laws and regulations; and

•

the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Bermuda, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction.

Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Item 1A “Risk Factors.” You should read that information in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our Consolidated Financial Statements and related notes in Item 8 of this report. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that have not been anticipated or that are not described in this report, generally because we do not perceive them to be material, which could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

PART I

Item 1.      BUSINESS

Overview

Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, and its consolidated subsidiaries (we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. Our business segments consist of Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.

We are dedicated to inspiring progress for our customers, shareholders, employees and communities by achieving:

•	Dramatic Growth, by focusing on innovative solutions for our customers;

•	Operational Excellence, by pursuing continuous improvement in all of our operations; and

•	Dual Citizenship, by bringing together the talents of all Ingersoll Rand people to leverage the capabilities of our global enterprise.

To achieve these goals and to become a more diversified company with strong growth prospects, we transformed our enterprise portfolio by divesting cyclical, low-growth and asset-intensive businesses. In addition, our acquisition strategy has helped deliver more consistent revenue and earnings performance across all phases of the economic cycle. Aside from our portfolio transformation, we continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment and rentals. We also intend to continuously improve the efficiencies, capabilities, products and services of our high-potential businesses.

Recent Acquisitions and Divestitures

On June 5, 2008 (the Acquisition Date), we completed our acquisition of 100% of the outstanding common shares of Trane Inc. (Trane). Trane, previously named American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in commercial, residential, institutional and industrial markets; a reputation for reliability, high quality and product innovation; and a powerful distribution network. The total cost of the acquisition was approximately $9.6 billion, which was funded by a combination of cash on hand, commercial paper and a 364-day senior unsecured bridge loan facility.

On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment including skid-steer loaders, compact truck loaders, mini-excavators and telescopic tool handlers, portable air compressors, generators, light towers, general-purpose light construction equipment and attachments. We are currently in the process of resolving the final purchase price adjustments with Doosan Infracore.

On April 30, 2007, we completed the sale of our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

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

Business Segments

Our business segments provide products, services and solutions used to increase the efficiency and productivity of both industrial and commercial operations and homes, as well as improve the security, safety, health and comfort of people around the world. We have the following business segments:

Air Conditioning Systems and Services

Our Air Conditioning Systems and Services segment provides heating, ventilation and air conditioning (HVAC) systems that enhance the quality and comfort of the air in homes and buildings around the world. It offers customers a broad range of energy-efficient HVAC systems, dehumidifying and air cleaning products, service and parts support, advanced building controls as well as financing solutions under the Trane and American Standard Heating and Air Conditioning brands. These brands have leading positions in commercial, residential, institutional and industrial markets. Since the Acquisition Date, net revenues for this segment were $4.4 billion.

Climate Control Technologies

Our Climate Control Technologies segment provides equipment and services to manage controlled-temperature environments for food and other perishables throughout the world. Encompassing the transport and stationary refrigeration markets, this segment offers customers a broad range of products and solutions such as refrigerated display merchandisers, beverage coolers, auxiliary power units, walk-in storage coolers and freezers and transport temperature control units. This segment, which had 2008 net revenues of $3.4 billion, includes the market leading brands of Hussmann and Thermo King.

Industrial Technologies

Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems, golf and utility vehicles in addition to environmentally friendly micro turbines. This segment, which had 2008 net revenues of $2.9 billion, includes the Club Car and Ingersoll Rand market leading brands.

Security Technologies

Our Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading solutions include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames, portable security devices, decorative hardware, cabinet hardware as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction and residential housing market, healthcare, retail, maritime and transport industries as well as educational and governmental facilities. This segment, which had 2008 net revenues of $2.5 billion, includes the CISA, LCN, Schlage and Von Duprin brands.

Products

Our principal products by business segment include the following:

Air Conditioning Systems and Services
Air cleaners	Evaporator coils
Air conditioners	Furnaces
Air exchangers	Heat pumps
Air handlers	Humidifiers
Airside and terminal devices	Package heating and cooling systems
Applied systems	Thermostats/controls
Boilers	Unitary systems

Climate Control Technologies
Aftermarket parts and service	Auxiliary idle reduction
Bus and rail HVAC systems	Auxiliary temperature management
Coils and condensers	Refrigeration and electrical houses
Containers and gensets	Refrigeration systems
Cryogenic temperature control systems	Surface and air sanitation
Diesel-powered temprature control systems	Vehicle-powered truck refrigeration systems
Display merchandisers	Walk-in coolers and freezers

Industrial Technologies
Air balancers	Fluid-handling equipment
Air compressors & accessories	Golf vehicles
Air treatment	Lubrication equipment
Air motors	Material handling equipment
Air and electric tools	Microturbines
Blowers	Piston pumps
Diaphragm pumps	Utility vehicles
Engine-starting systems

Security Technologies
Automatic doors	Electrical security products
Biometric access control systems	Electronic access-control systems
Door closers and controls	Exit devices
Door locks, latches and locksets	Portable security products
Doors and door frames (steel)

These products are sold primarily under our name and under other names including American Standard®, CISA®, Club Car®, Hussmann®, LCN®, Schlage®, Thermo King®, Von Duprin® and Trane®.

Competitive Conditions

Our products are sold in highly competitive markets throughout the world. Due to the diversity of these products and the variety of markets served, we encounter a wide variety of competitors that vary by product line. They include well-established regional or specialized competitors, as well as larger U.S and non-U.S corporations or divisions of larger companies.

The principal methods of competition in these markets relate to price, quality, delivery, service and support, technology and innovation. We believe that we are one of the leading manufacturers in the world of HVAC systems and services, air compression systems, transport temperature control products, refrigerated display merchandisers, refrigeration systems and controls, air tools, and golf and utility vehicles. In addition, we believe we are a leading supplier in U.S. markets for architectural hardware products, mechanical locks and electronic and biometric access-control technologies.

Distribution

Our products are distributed by a number of methods, which we believe are appropriate to the type of product. U.S. sales are made through branch sales offices and through distributors, dealers and large retailers across the country. Non-U.S. sales are made through numerous subsidiary sales and service companies with a supporting chain of distributors throughout the world.

Customers

We have no major customers that accounted for more than 10% of our consolidated net revenues in 2008, 2007 or 2006. No material part of our business is dependent upon a single customer or a small group of customers; therefore, the loss of any one customer would not have a material adverse effect on our operations.

Raw Materials

We manufacture many of the components included in our products, which requires us to employ a wide variety of raw materials. Principal raw materials, such as steel, copper and aluminum, are purchased from a large number of independent sources around the world. In the past, higher prices for some raw materials, particularly steel and non-ferrous metals, have caused pricing pressures in some of our businesses; we have historically been able to pass certain of these cost increases on to customers in the form of price increases.

We believe that available sources of supply will generally be sufficient for the foreseeable future. There have been no raw material shortages which have had a material adverse effect on our businesses. However, significant changes in certain material costs may have an adverse impact on our costs and operating margins. To mitigate this potential impact, we enter into long-term supply contracts in order to manage our exposure to potential supply disruptions.

Working Capital

We manufacture products that usually must be readily available to meet our customer’s rapid delivery requirements. Therefore, we maintain an adequate level of working capital to support our business needs and our customers’ requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by our major competitors. Our sales and payment terms are generally similar to those of our competitors.

Research and Development

We engage in research and development activities in an effort to introduce new products, enhance existing products effectiveness, increase safety, improve ease of use and reliability as well as expand the various applications for which our products may be appropriate. In addition, we continually evaluate developing technologies in areas that we believe will enhance our business for possible investment or acquisition. We anticipate that we will continue to make significant expenditures for research and development activities as we look to maintain and improve our competitive position. Research and development expenditures, including qualifying engineering costs, were $131.6 million in 2008, $128.6 million in 2007 and $126.7 million in 2006.

Patents and Licenses

We own numerous patents and patent applications and are licensed under others. Although in aggregate we consider our patents and licenses to be valuable to our operations, we do not believe that our business is materially dependent on a single patent or license or any group of them. In our opinion, engineering, production skills and experience are more responsible for our market position than our patents and/or licenses.

Operations by Geographic Area

More than 40% of our 2008 net revenues were derived outside the U.S. and we sold products in more than 100 countries. Therefore, the attendant risks of manufacturing or selling in a particular country, such as nationalization and establishment of common markets, would not be expected to have a significant effect on our non-U.S. operations. For a discussion of risks attendant to our non-U.S. operations, see “Risk Factors – Currency exchange rate and commodity price fluctuations may adversely affect our results,” “Risk Factors – Our global operations subject us to economic risks,” in Item 1A and “Quantitative and Qualitative Disclosure about Market Risk” in Item 7A.

Backlog

Our approximate backlog of orders, believed to be firm, at December 31, 2008 and 2007, were as follows:

Dollar amounts in millions	2008	2007
Air Conditioning Systems and Services	$981.8	$-
Climate Control Technologies	342.4	507.2
Industrial Technologies	367.7	429.8
Security Technologies	188.0	216.5
Total	$1,879.9	$1,153.5

These backlog figures are based on orders received. While the major portion of our products are built in advance of order and either shipped or assembled from stock, orders for specialized machinery or specific customer application are submitted with extensive lead times and are often subject to revision, deferral, cancellation or termination. We expect to ship substantially the entire backlog at December 31, 2008 during 2009.

Environmental Matters

We continue to be dedicated to an environmental program intended to reduce the utilization and generation of hazardous materials during the manufacturing process as well as to remediate identified environmental concerns. As to the latter, we are currently engaged in site investigations and remediation activities to address environmental cleanup from past operations at current and former manufacturing facilities.

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

In estimating our liability, we have assumed that we will not bear the entire cost of remediation of any site to the exclusion of other PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on the parties’ financial condition and probable contributions on a per site basis. Additional lawsuits and claims involving environmental matters are likely to arise from time to time in the future.

During 2008, we spent $6.9 million on capital projects for pollution abatement and control, and an additional $15.5 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of December 31, 2008, we have recorded reserves for environmental matters of $100.9 million. We believe that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

For a further discussion of our potential environmental liabilities, see also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 22 to the consolidated financial statements.

Asbestos Matters

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

Prior to the fourth quarter of 2007, we recorded a liability (which we periodically updated) for our actual and anticipated future asbestos settlement costs projected seven years into the future. We did not record a liability for future asbestos settlement costs beyond the seven-year period covered by our reserve because such costs previously were not reasonably estimable for the reasons detailed below.

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

As a result, we recorded a non-cash charge to earnings of discontinued operations of $449 million ($277 million after-tax) which is the difference between the amount by which we increased our total estimated liability for pending and projected future asbestos-related claims and the amount that we expect to recover from insurers with respect to that increased liability.

In connection with our acquisition of Trane, we retained an outside expert to assist in calculating Trane’s asbestos-related valuations of current and future liabilities. As required by Statement of Financial Accounting Standards No. 141, “Business Combinations,” we are required to record the assumed asbestos obligations and associated insurance-related assets at their fair value at the Acquisition Date. We estimated that the assumed asbestos obligation and associated insurance-related assets at the Acquisition Date were $494 million and $249 million, respectively. These amounts were estimated based on certain assumptions and factors consistent with those described above.

For a further discussion of asbestos matters, see also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 22 to the consolidated financial statements.

Employees

As a result of the acquisition of Trane in the second quarter of 2008, we increased our workforce by approximately 30,000 people. As of December 31, 2008, we employed approximately 60,000 people throughout the world.

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

In addition, our investment-grade credit ratings currently afford us lower borrowing rates on commercial paper, revolving credit agreements and debt offerings. Increased debt levels and/or decreased earnings could result in downgrades in our credit ratings, which, in turn, could impede access to the credit markets, reduce the total amount of commercial paper we could issue, raise our commercial paper borrowing costs and/or raise our long-term debt borrowing rates.

Finally, many of our customers rely on credit financing in order to purchase our products. If the tightening of credit in financial markets continues to adversely affect the ability of our customers to obtain financing for significant purchases, this could result in a further decrease in or cancellation of orders for our products and services. Our global business is also adversely affected by decreases in the general level of economic activity and in business and consumer spending.

We may not realize the expected financial benefits from the acquisition of Trane Inc. and from our announced restructuring actions and this could have a material adverse effect on our business.

On June 5, 2008, we completed our acquisition of Trane. There are potential risks associated with growing our business through acquisitions such as our acquisition of Trane, including the failure to successfully integrate and realize the expected benefits of an acquisition. For example, with any acquisition and subsequent integration, there is the possibility that:

•	the business culture of the acquired business may not match well with our culture;

•	technological and product synergies, economies of scale and cost reductions may not occur as expected;

•	management may be distracted from overseeing existing operations by the need to integrate acquired businesses;

•	we may be unable to maintain or increase the revenue growth rate of the acquired business;

•	we may acquire or assume unexpected liabilities;

•	unforeseen difficulties may arise in integrating operations and systems;

•	we may fail to retain and assimilate employees of the acquired business; and

•	we may experience problems in retaining customers and integrating customer bases.

Additionally, we previously announced restructuring actions to deal with slowing end market demand and we must implement these restructuring actions during this integration period. If we are unable to integrate our businesses successfully or implement these restructuring actions effectively, then we may fail to realize the anticipated synergies and growth opportunities or achieve the cost savings and revenue growth we anticipated from these actions and this could have a material adverse effect on our business.

We are relying on an indemnification agreement with respect to any potential liability arising from a European Commission Investigation into possible infringement of European Union competition law by Trane and its subsidiaries. If we were unable to rely on the indemnification agreement for any reason, any potential liability arising from the European Commission Investigation could have a material adverse effect on our financial condition and results of operations.

In connection with Trane’s spinoff of the Vehicle Control Systems business into a new publicly traded company called WABCO Holdings Inc. (WABCO) in July 31, 2007, Trane entered into an Indemnification and Cooperation Agreement (Indemnification Agreement) with, among others, American Standard Europe BVBA (renamed WABCO Europe BVBA) (WABCO Europe), which became a subsidiary of WABCO following the spinoff. Pursuant to the Indemnification Agreement, WABCO Europe has agreed to indemnify Trane and its subsidiaries and their respective affiliates against any fines related to the European Commission Investigation. For a further discussion of European Commission Investigation, see “Legal Proceedings.” If the European Commission were to impose the maximum fine allowable pursuant to applicable guidelines, the total liability to the Company could be approximately $1.1 billion based on Trane’s worldwide revenue in 2007, subject to a probable reduction for leniency of at least 20 percent (provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice). WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2008 that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance. If WABCO Europe were unable to satisfy its obligations under the Indemnification Agreement or if we were unable to rely on the Indemnification Agreement for any reason, any potential liability arising from the European Commission Investigation could have a material adverse effect on our financial condition and results of operations.

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

More than 40% of our 2008 net revenues were derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a significant portion of our consolidated net revenues. Although we enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our results of operations. Because we do not hedge against all of our currency exposure, our business will continue to be susceptible to currency fluctuations.

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

We face continuing risks relating to compliance with the Foreign Corrupt Practices Act (FCPA)

On November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including us, provide information relating to their participation in certain transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, we undertook a thorough review of our participation in the Oil for Food Program and provided the SEC with information responsive to its investigation of our participation in the program. On October 31, 2007, we announced that we had reached settlements with the SEC and the Department of Justice (DOJ) relating to certain payments made by our foreign subsidiaries in 2000-2003 in connection with the Oil for Food Program. Pursuant to the settlements with the SEC and DOJ, we have, among other things, (i) consented to the entry of a civil injunction in the SEC action, (ii) entered into a three-year deferred prosecution agreement (DPA) with the DOJ, and (iii) agreed to implement improvements to our compliance program designed to enhance detection and prevention of violations of the FCPA and other applicable anti-corruption laws. If the DOJ determines, in its sole discretion, that we have committed a federal crime or have otherwise breached the DPA during its three-year term, we may be subject to prosecution for any federal criminal violation of which the DOJ has knowledge, including, without limitation, violations of the FCPA in connection with the Oil for Food Program. Breaches of the settlements with SEC and DOJ may also subject us to, among other things, further enforcement actions by the SEC or the DOJ, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock. For a further discussion of the settlements with the SEC and DOJ, see “Legal Proceedings.”

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

If the distribution of WABCO’s shares by Trane on July 31, 2007 were to fail to qualify as tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code (the Code), then Trane may be required to pay U.S. federal income taxes as well as Trane’s shareholders who received WABCO common stock in the distribution.

On July 31, 2007, Trane (then known as American Standard Companies Inc.) completed the spinoff of its vehicle control systems business into a new publicly traded company named WABCO. At the time, Trane received a private letter ruling from the Internal Revenue Service (IRS) substantially to the effect that the distribution qualified as tax-free for U.S. federal income tax purposes under Section 355 of the Code. In addition, Trane received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Trane, substantially to the effect that the distribution will qualify as tax-free to Trane, WABCO and Trane shareholders under Section 355 and related provisions of the Code. The ruling and opinion were based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements made by WABCO and Trane. In rendering its ruling, the IRS also relied on certain covenants that Trane and WABCO entered into, including the adherence to certain restrictions on WABCO’s and Trane’s future actions.

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

Risks Relating to Our Reorganization as a Bermuda Company

The reorganization exposed us and our shareholders to the risks described below. In addition, we cannot be assured that all of the anticipated benefits of the reorganization will be realized.

Changes in tax laws, changes in our status under U.S. or other tax laws or adverse determinations by taxing authorities could increase our tax burden or otherwise affect our financial condition or operating results, as well as subject our shareholders to additional taxes.

The realization of any tax benefit related to our reorganization could be impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the IRS or any other tax authority. From time to time, proposals have been made and/or legislation has been introduced to change the U.S. tax law that if enacted could increase our tax burden and could have a material adverse impact on our financial condition and results of operations. For instance, recent legislative proposals would broaden the circumstances under which we would be considered a U.S. resident, which would significantly diminish the realization of any tax benefit related to our reorganization. Other legislative proposals could override certain tax treaties and limit the treaty benefits on certain payments by our U.S. subsidiaries to our non-U.S. affiliates, which would adversely affect our effective tax rate. We cannot predict the outcome of any specific legislation. While we are currently monitoring these proposals and are investigating all options, we could still be subject to increased U.S. taxation on a going forward basis no matter what action we undertake if certain legislative proposals are enacted and/or certain tax treaties are amended.

While our U.S. operations are subject to U.S. tax, we believe that a significant portion of our non-U.S. operations are generally not subject to U.S. tax other than withholding taxes. Our conclusions are based on, among other things, our determination that we, and a significant portion of our foreign subsidiaries, are not currently controlled foreign corporation’s (CFC) within the meaning of the U.S. tax laws, although the IRS or a court may not concur with our conclusions. A non-U.S. corporation, such as us, will constitute a CFC for U.S. federal income tax purposes if certain ownership criteria are met. If the IRS or a court determined that we (or any of our non-U.S. subsidiaries) were a CFC, then each of our

U.S. shareholders who own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of our stock (or the stock of any of our non-U.S. subsidiaries) on the last day of the applicable taxable year (a “10% U.S. Voting Shareholder”) would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our subpart F and other similar types of income (and the subpart F and other similar types of income of any of our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were a CFC. In addition, gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder's proportionate share of our and our CFC subsidiaries' undistributed earnings and profits accumulated during the shareholder's holding period of the shares while we (or any of our non-U.S. subsidiaries) are a CFC. Treatment of us or any of our non-U.S. subsidiaries as a CFC could have a material adverse impact on our financial condition and results of operations.

On July 20, 2007, we, and our consolidated subsidiaries, received a notice from the IRS containing proposed adjustments to our consolidated subsidiaries’ tax filings in connection with an audit of the 2001 and 2002 tax years. The IRS did not contest the validity of our reincorporation in Bermuda. The most significant adjustments proposed by the IRS involve treating the entire intercompany debt incurred in connection with our reincorporation in Bermuda as equity. As a result of this recharacterization, the IRS has disallowed the deduction of interest paid on the debt and imposed dividend withholding taxes on the payments denominated as interest. Proposed adjustments on this issue, if upheld in their entirety, would result in additional taxes with respect to the 2002 tax year of approximately $190 million plus interest and would require us to record additional charges associated with this matter. For a further discussion of the IRS audit, see “Legal Proceedings” and Note 19 to the consolidated financial statements.

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

Legislation regarding U.S. companies which reincorporate or have reincorporated outside the U.S. could adversely affect us and our subsidiaries.

The U.S. federal government and various states and municipalities have enacted or may enact legislation intended to deny government contracts to U.S. companies that reincorporate outside of the U.S. or have reincorporated outside of the U.S.

For instance, the Homeland Security Act of 2002, as amended, includes a provision that prohibits “inverted domestic corporations” and their subsidiaries from entering into contracts with the Department of Homeland Security. In addition, the State of California adopted legislation intended to limit the eligibility of certain non-U.S. chartered companies to participate in certain state contracts. More recently, the 2008 Consolidated Appropriations Act, which became effective in December 2007, prohibits any federal government agency from using funds appropriated by Congress for fiscal year 2008 to pay an inverted domestic corporation or any of its subsidiaries for work performed or products provided under certain federal contracts (“Affected Contracts”). Although the amount of monies already paid to us or to be paid to us under the Affected Contracts is not material to the Company, we cannot provide any assurance that the impact of future actions taken by the government in this area will not be materially adverse to our operations.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTIES

As of December 31, 2008, we owned or leased a total of approximately 22.1 million square feet of space worldwide. Manufacturing and assembly operations are conducted in 47 plants in the United States; 28 plants in Europe; 18 plants in Asia; 10 plants in Latin America; and 1 plant in Canada. We also maintain various warehouses, offices and repair centers throughout the world.

Substantially all plant facilities are owned by us with the remainder under long-term lease arrangements. We believe that our plants have been well maintained, are generally in good condition and are suitable for the conduct of our business. At December 31, 2008, we were productively utilizing the majority of the space in our facilities.

The locations by segment of our major manufacturing facilities at December 31, 2008 were as follows:

Air Conditioning Systems and Services
Americas	Europe, Middle East, Africa	Asia Pacific
Parana, Brazil	Charmes, France	Guang Dong, China
Monterrey, Mexico	Golbey, France	Taicang, China
Fort Smith, Arkansas		Taipei, Taiwan
Pueblo, Colorado
Lynn Haven, Florida
Macon, Georgia
Vidalia, Georgia
Lexington, Kentucky
Trenton, New Jersey
Columbia, South Carolina
Clarksville, Tennesse
Tyler, Texas
La Crosse, Wisconsin

Climate Control Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Londrina, Brazil	Kolin, Czech Republic	Luoyang, China
Monterrey, Mexico	Galway, Ireland	Shenzen, China
Mexico City, Mexico	Barcelona, Spain	Suzhou, China
Arecibo, Puerto Rico	Pamplona, Spain	Tauranga, New Zealand
Chino, California	Peralta, Spain
Louisville, Georgia
Suwanee, Georgia
Minneapolis, Minnesota
Bridgeton, Missouri
Hastings, Nebraska

Industrial Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Montreal, Canada	Douai, France	Changzhou, China
Augusta, Georgia	Wasquehal, France	Guanbxi, China
Campbellsville, Kentucky	Oberhausen, Germany	Nanjing, China
Madison Heights, Michigan	Fogliano Redipuglia, Italy	Shanghai, China
Rochester Hills, Michigan	Vignate, Italy	Ahmadabad, India
Mocksville, North Carolina	Pavlovo, Russia	New Delhi, India
Athens, Pennsylvania
West Chester, Pennsylvania
Seattle, Washington

Security Technologies
Americas	Europe, Middle East, Africa	Asia Pacific
Ensenada, Mexico	Feuquieres, France	Shanghai, China
Tecate, Mexico	Renchen, Germany	Auckland, New Zealand
Tijuana, Mexico	Monsampolo, Italy
San Jose, California	Duzce, Turkey
Security, Colorado
Princeton, Illinois
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

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement (DPA) with the DOJ. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the

Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

In a related matter, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil for Food transactions undertaken by that subsidiary of the Company which resulted in charges being filed against that subsidiary. Such transactions had previously been reported to the SEC and DOJ. At a December 12, 2008 hearing, all charges against the subsidiary were dismissed.

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

The European Commission Investigation

In November 2004, Trane was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, Trane, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including Trane and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO as part of a legal reorganization in connection with the spinoff of Trane’s Vehicle Control Systems business that occurred on July 31, 2007. Trane and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among Trane and certain other parties (Indemnification Agreement), American Standard Europe BVBA (renamed WABCO Europe BVBA) (WABCO Europe), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify Trane and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. Trane and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. WABCO Europe and other former Trane subsidiaries participated in the hearing. Trane, however, did not participate in the hearing.

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2009, the total liability could be approximately $1.1 billion based on Trane’s last full fiscal year of worldwide revenue, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2008 that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

Tax Related Matters

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

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. The Company has and intends to continue to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position. For a further discussion of tax matters, see Note 19 to the consolidated financial statements.

Asbestos Related Matters

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 22 to the consolidated financial statements.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2008.

Executive Officers of the Registrant

Pursuant to the General Instruction G(3) of Form 10-K, the following list of executive officers of the Company as of February 25, 2008 is included as an unnumbered item in Part I of this report in lieu of being included in the Company's proxy Statement for its 2008 Annual General Meeting of Shareholders.

Name and Age	Date of Service as an Executive Officer	Principal Occupation and Other Information for Past Five Years
Herbert L. Henkel (60)	4/5/1999	Chairman of Board and Chief Executive Officer (since October 1999)

Michael W. Lamach (45)	2/16/2004	President and Chief Operating Officer (since February 2009); Senior Vice President and President, Trane Commercial (2008-2009); Senior Vice President and President, Security Technologies (2004-2008)

Steven R. Shawley (56)	8/1/2005	Senior Vice President and Chief Financial Officer (since June 2008); Senior Vice President and President, Climate Control Technologies (2005-2008); President Climate Control Americas (2003-2005)

Marcia J. Avedon (47)	2/7/2007	Senior Vice President, Human Resources and Communication (since February 2007); Merck & Co., Inc., Senior Vice President, Human Resources (2003-2006)

James R. Bolch (51)	10/16/2005	Senior Vice President and President, Industrial Technologies Sector (since October 2005); Schindler Elevator Corporation, Executive Vice President, Service Business (2004-2005)

William B. Gauld (55)	10/2/2006	Senior Vice President, Enterprise Services (since October 2006); Principal, The W Group (2005-2006); Pearson, plc, Chief Information Officer (2001-2005)

Steven B. Hochhauser (47)	6/16/2008	President, Security Technologies (since June 2008); Johns Manville, Chairman, President and Chief Executive Officer (2004-2007) and Chief Operating Officer (2002-2004)

Patricia Nachtigal (62)	11/2/1988	Director (since January 1, 2002); Senior Vice President and General Counsel (since November 1988)

David R. Pannier (58)	6/5/2008	President, Trane Residential (since June 2008); Trane Inc., President, Trane Residential (2002-2008)

Didier Teirlinck (52)	6/4/2008	President, Climate Control Technologies (since June 2008); President, Climate Control Europe (2005-2008); President, Volvo Equipment (2000-2005)

Richard J. Weller (52)	9/8/2008	Vice President and Controller (since September 2008); Vice President, Finance (June-September 2008); Vice President, Finance, Security Technologies Sector (2005-2008); Textron Inc., Vice President, Finance, Shared Services (2002-2005)

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

Information regarding the principal market for our common shares and related shareholder matters is as follows:

Our Class A common shares are traded on the New York Stock Exchange under the symbol IR. As of February 20, 2009, the approximate number of record holders of Class A common shares was 7,102. The high and low sales price per share and the dividend paid per share for the following periods were as follows:

	Common shares
2008	High	Low	Dividend
First quarter	$46.57	$34.46	$0.18
Second quarter	46.84	36.54	0.18
Third quarter	41.14	29.18	0.18
Fourth quarter	30.60	11.75	0.18

2007
First quarter	$45.62	$38.25	$0.18
Second quarter	56.63	43.39	0.18
Third quarter	56.66	44.52	0.18
Fourth quarter	55.94	42.94	0.18

The Bank of New York Mellon (BNY Mellon Shareowner Services, P.O. Box 358015, New York, NY 15252-8015, (800) 507-9357) is our transfer agent, registrar and dividend reinvestment agent.

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

Shares of IR-Limited owned by a subsidiary are treated as treasury stock and are recorded at cost on the balance sheet. During 2008, we issued 45.4 million IR-Limited Class A common shares to fund the equity portion of the consideration paid for the Trane acquisition. During 2007, we repurchased 39.7 million Class A common shares at a cost $1,999.9 million under our existing $4 billion share repurchase program. During 2006, we completed our prior $2 billion share repurchase program by repurchasing 27.7 million Class A common shares at a cost of $1,096.3 million.

Total share repurchases for the year ended December 31, 2008 are as follows:

Period	Total number of shares purchased (000’s)	Average price paid per share	Total number of shares purchased as part of the publicly announced program (000’s)	Approximate dollar value of shares still available to be purchased under the program ($000’s)
01/01/2008 - 03/31/2008	-	-	-	$2,000,100
04/01/2008 - 06/30/2008	45.2	43.83	45.2	1,998,120
07/01/2008 - 09/30/2008	-	-	-	1,998,120
10/01/2008 - 12/31/2008	-	-	-	1,998,120
Total	45.2		45.2

Performance Graph

The following graph compares the cumulative total shareholder return on our Class A common shares with the cumulative total return on (i) the Standard & Poor’s 500 Stock Index, (ii) the Standard & Poor’s 500 Industrial Machinery Index, and (iii) the Standard & Poor’s 500 Industrial Index for the five years ended December 31, 2008. The graph assumes an investment of $100 in our Class A common shares, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 500 Industrial Machinery Index, and the Standard & Poor’s 500 Industrial Index on December 31, 2003 and assumes the reinvestment of dividends.

We are including a new index, the Standard & Poor’s 500 Industrial Index, in the graph this year because we have significantly changed our business portfolio over the past three years. During this period, we have divested heavy machinery and construction-related businesses, which focused on original equipment revenues and were more affected by cyclical market behavior. With the acquisition of Trane, our businesses are more focused on replacement and recurring revenue markets. Consequently, while we are a member of both the Standard & Poor’s 500 Industrial Machinery Index and the Standard & Poor’s 500 Industrial Index, we believe that a comparison of our performance to the Standard & Poor’s 500 Industrial Index is a more appropriate measure.

Item 6.      SELECTED FINANCIAL DATA

In millions, except per share amounts:

At and for the years ended December 31,	2008	2007	2006	2005	2004

Net revenues	$13,227.4	$8,763.1	$8,033.7	$7,263.7	$6,663.2

Earnings (loss) from continuing operations	(2,567.4)	733.1	765.0	731.8	554.2

Earnings (loss) from discontinued operations	(57.4)	3,233.6	267.5	322.4	664.5

Total assets	20,924.5	14,376.2	12,145.9	11,756.4	11,414.6

Total debt	5,124.1	1,453.7	1,984.6	2,117.0	1,880.4

Shareholders’ equity	6,661.4	7,907.9	5,404.8	5,761.9	5,733.8

Basic earnings (loss) per common share:
Continuing operations	$(8.54)	$2.52	$2.39	$2.17	$1.60
Discontinued operations	(0.19)	11.12	0.84	0.95	1.92

Diluted earnings (loss) per common share:
Continuing operations	$(8.54)	$2.48	$2.37	$2.14	$1.58
Discontinued operations	(0.19)	10.95	0.83	0.95	1.89

Dividends per common share	$0.72	$0.72	$0.68	$0.57	$0.44

1.	Earnings and dividends per common share amounts have been restated to reflect a two-for-one stock split that occurred in August 2005.

2.	2006 – 2004 amounts have been restated to reflect Compact Equipment and the Road Development business unit as discontinued operations.

3.	2008 amounts include the results of Trane since the acquisition date (June 5, 2008 through December 31, 2008).

4.	2008 Earnings (loss) from continuing operations include an after-tax, non-cash asset impairment charge of $3.4 billion that was recognized in the fourth quarter.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Organization

Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, and its consolidated subsidiaries (we, our, the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. Our business segments consist of Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. We generate revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®.

We are dedicated to inspiring progress for our customers, shareholders, employees and communities by achieving:

•	Dramatic Growth, by focusing on innovative solutions for our customers;

•	Operational Excellence, by pursuing continuous improvement in all of our operations; and

•	Dual Citizenship, by bringing together the talents of all Ingersoll Rand people to leverage the capabilities of our global enterprise.

To achieve these goals and to become a more diversified company with strong growth prospects, we transformed our enterprise portfolio by divesting cyclical, low-growth and asset-intensive businesses. In addition, our acquisition strategy has helped deliver more consistent revenue and earnings performance across all phases of the economic cycle. Aside from our portfolio transformation, we continue to focus on increasing our recurring revenue stream, which includes revenues from parts, service, used equipment and rentals. We also intend to continuously improve the efficiencies, capabilities, products and services of our high-potential businesses.

Trends and Economic Events

We are a global corporation with worldwide operations. As a global business, our operations are affected by worldwide, regional and industry-specific economic factors, as well as political factors, wherever we operate or do business. Our geographic and industry diversity, as well as the diversity of our product sales and services, has helped limit the impact of any one industry or the economy of any single country on our consolidated operating results.

The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia have contributed to weakening worldwide economic conditions. As a result, we have seen weaker demand for many of our products and services during the second half of 2008. In addition, the uncertainty related to the cost and availability of credit has further depressed the overall business climate. Our revenues from continuing operations for 2008 increased 50.9% compared with 2007, primarily associated with the acquisition of Trane Inc. (Trane). Excluding the results of Trane, our revenues from continuing operations for 2008 increased less than 1% compared with 2007.

Despite the increasingly challenging economic environment, we continue to execute our business strategy. The divestiture of both Compact Equipment and the Road Development business unit in 2007, in addition to the acquisition of Trane in 2008, has enabled us to become more balanced across the products we offer. In addition, our current enterprise-wide restructuring actions initiated in the fourth quarter of 2008 are designed to streamline the footprint of our manufacturing facilities and reduce our general and administrative cost base.

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

For 2009, we expect current market conditions continuing to negatively affect our financial results. Declining markets in North America and Western Europe partially offset by slight to moderate growth in the developing economies of Eastern Europe, Asia and Latin America will have a negative impact. In addition, with more than 40% of our revenues generated outside of the U.S., the recent appreciation of the U.S. dollar against most major currencies could negatively impact our 2009 revenue.

Despite the current economic turmoil, we have a solid foundation of global brands and leading market shares in all of our major product lines. In addition, our growing geographic and industry diversity coupled with our large installed product base provides growth opportunities within our service, parts and replacement revenue streams.

Acquisition of Trane

At the close of business on June 5, 2008 (the Acquisition Date), we completed the acquisition of 100% of the outstanding common shares of Trane. Trane, previously named American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets, a reputation for reliability, high quality and product innovation and a powerful distribution network. Trane’s 2007 annual revenues were $7.5 billion.

We paid a combination of (i) 0.23 of an IR-Limited Class A common share and (ii) $36.50 in cash, without interest, for each outstanding share of Trane common stock. The total cost of the acquisition was approximately $9.6 billion, including change in control payments and direct costs of the transaction. We financed the cash portion of the acquisition with a combination of cash on hand, commercial paper and a 364-day senior unsecured bridge loan facility.

The components of the purchase price were as follows:

In billions
Cash consideration	$7.3
Stock consideration (Issuance of 45.4 million IR-Limited Class A common shares)	2.0
Estimated fair value of Trane stock options converted to 7.4 million IR-Limited stock options	0.2
Transaction costs	0.1
Total	$9.6

As a result of the acquisition, the results of the operations of Trane have been included in the statement of financial position at December 31, 2008 and the consolidated statements of operations and cash flows since the Acquisition Date. For further details on the acquisition of Trane, see Note 3 to the consolidated financial statements.

Significant events in 2008

As discussed in Acquisition of Trane above, on June 5, 2008, we acquired 100% of the outstanding common shares of Trane for approximately $9.6 billion.

In August 2008, we filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement. This issuance consisted of $250 million Senior Floating Rate Notes due in 2010, $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR-Limited, which directly owns 100% of the subsidiary issuer, IR Global Holding Company Limited. The net proceeds from the offering were used to partially reduce the amount outstanding under the senior unsecured bridge loan facility, which had a balance of $754 million at December 31, 2008.

In October 2008, we announced plans to initiate enterprise-wide restructuring actions. These actions include streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base. Projected costs will approximate $110 million. As of December 31, 2008, we have incurred $71 million of costs associated with this restructuring.

In the fourth quarter of 2008, we tested goodwill and other indefinite-lived intangible assets for impairment. As a result of decreased global equity valuations, the tightening of industrial and retail end markets and a resulting decline in our 2009 projected financial performance, we incurred a non-cash pre-tax impairment charge of $3,710.0 million, $3,385.0 million after-tax.

Significant events in 2007

On November 30, 2007, we completed the sale of our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for cash proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. Compact Equipment manufactured and sold compact equipment including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators, light towers; general-purpose light construction equipment; and attachments. We are currently in the process of resolving the final purchase price adjustments with Doosan Infracore.

On April 30, 2007, we completed the sale of our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment.

During the fourth quarter of 2007, we recorded a non-cash charge to earnings of discontinued operations of $449 million ($277 million after-tax) relating to the company's liability for all pending and estimated future asbestos claims through 2053. This charge resulted from an increase in our recorded liability for asbestos claims by $538 million, from $217 million to $755 million, offset by a corresponding $89 million increase in our recorded asset for probable asbestos-related insurance recoveries, from $161 million to $250 million at December 31, 2007. For a further discussion of asbestos matters, see Note 22 to the consolidated financial statements.

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

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. The Company has and intends to continue to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position. See Note 19 to the consolidated financial statements for a further discussion of tax matters.

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

On October 6, 2006, we received a notice from the IRS containing proposed adjustments to our tax filings in connection with an audit of the 1998 through 2000 tax years. The principal proposed adjustments consist of the disallowance of certain capital losses taken in our tax returns in 1999 and 2000. The disallowance would result in additional taxes and penalties of approximately $155 million, plus interest through October 6, 2006, of approximately $62 million. As a result, in the third quarter of 2006, we added approximately $27 million ($0.08 per dilutive share) to previously established reserves. In order to reduce the potential interest expense associated with this matter, we made a payment to the IRS of $217 million in the third quarter of 2007. See Note 19 to the consolidated financial statements for a further discussion of tax matters.

Results of Operations

Dollar amounts in millions, except per share data	2008	% of Revenues	2007	% of Revenues	2006	% of Revenues
Net revenues	$13,227.4		$8,763.1		$8,033.7
Cost of goods sold	(9,748.1)	73.7%	(6,272.0)	71.6%	(5,768.4)	71.8%
Selling and administrative expenses	(2,343.1)	17.7%	(1,433.3)	16.3%	(1,266.8)	15.8%
Asset impairment	(3,710.0)		-		-
Operating income (loss)	(2,573.8)	-19.5%	1,057.8	12.1%	998.5	12.4%
Interest expense	(245.4)		(136.2)		(133.6)
Other, net	43.2		15.9		(7.3)
Earnings (loss) before income taxes	(2,776.0)		937.5		857.6
(Provision) benefit for income taxes	208.6		(204.4)		(92.6)
Earnings (loss) from continuing operations	(2,567.4)		733.1		765.0
Discontinued operations, net of tax	(57.4)		3,233.6		267.5
Net earnings (loss)	$(2,624.8)		$3,966.7		$1,032.5

Diluted earnings (loss) per common share:
Continuing operations	$(8.54)		$2.48		$2.37
Discontinued operations	(0.19)		10.95		0.83
Net earnings (loss)	$(8.73)		$13.43		$3.20

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented. Included in the review are certain non-GAAP financial measures. We believe that it is meaningful to provide the relative impact of integration and restructuring charges, non-recurring cost related to the acquisition of Trane and impairment charges in order to present a better understanding of our results on a period to period comparative basis. The adjusted information is intended to be more indicative of our core operating results.

Net Revenues

Net revenues for the year ended December 31, 2008 increased by 51%, or $4,464.3 million, compared with the same period of 2007, which primarily resulted from the following:

Volume/product mix	-4.5%
Pricing	2.5%
Currency exchange rates	2.0%
Acquisitions	51.0%
Total	51.0%

The acquisition of Trane on June 5, 2008 increased revenues by $4,401.3 million during the year. Excluding the results of Trane, revenues increased by 0.7%, or $63.0 million. Softening overall demand in many major end-markets was the primary driver of the volume reduction. However, we continue to make progress in increasing recurring revenues, which improved by 6% over prior year and accounted for 19% of net revenues in 2008.

Net revenues for the year ended December 31, 2007 increased by 9%, or $729.4 million, compared with the same period of 2006, which primarily resulted from the following:

Volume/product mix	4.0%
Pricing	2.0%
Acquisitions	2.5%
Currency exchange rates	0.5%
Total	9.0%

Revenues increased significantly in the European, Asian and Latin American regions as volumes, product mix and pricing all improved during 2007. North American revenues increased moderately compared to 2006. These increases occurred in each of our business segments. Recurring revenues continue to be a source of growth as they improved by 9% over the prior year and accounted for 18% of net revenues in 2007.

Cost of Goods Sold

For the year ended December 31, 2008, cost of goods sold increased by $3,476.1 million compared to the same period in 2007. The increase was primarily related to the acquisition of Trane. In addition, cost of goods sold included $56.7 million of restructuring and integration costs compared to restructuring costs of $24.8 million in 2007. Cost of goods sold as a percentage of revenue increased to 73.7% compared with 71.6% for the same period of 2007. Excluding the results of Trane, cost of goods sold as a percentage of revenue would have been 72.7%. Higher material costs and unfavorable business and product mix more than offset price increases. In addition, decreased leverage due to lower volumes contributed to the year-over-year increase.

For the year ended December 31, 2007, cost of goods sold as a percentage of revenues decreased slightly to 71.6% compared with 71.8% for the same period of 2006. Increased leverage on higher revenues provided a benefit which was offset by unfavorable mix and higher material costs. Restructuring costs, which accounted for $24.8 million of the year-over-year increase, had a 0.3% impact on cost of goods sold as a percentage of revenue.

Selling and Administrative Expenses

For the year ended December 31, 2008, selling and administrative expense increased by $909.8 million compared to the same period in 2007. The increase was primarily related to the acquisition of Trane. In addition, selling and administrative expense included $34.2 million of restructuring and integration costs compared to $3.9 million of restructuring costs in 2006. Selling and administrative expense as a percentage of revenue increased to 17.7% compared with 16.3% for the same period of 2007. Excluding the results of Trane, selling and administrative expense as a percentage of revenue would have been 16.6%. Decreased leverage due to lower volumes more than offset expense reduction and price increases.

For the year ended December 31, 2007, selling and administrative expenses as a percentage of revenues increased to 16.3% compared with 15.8% for the same period of 2006. This increase was primarily due to increased costs of $23 million associated with the divestiture of Compact Equipment and the Road

Development business unit. In addition, share-based compensation expense of $20 million and the prior year adjustment of the allowance for doubtful accounts of $15 million also contributed to the increase. These additional costs were partially offset by better leverage from higher revenue.

Asset Impairment

During the fourth quarter of 2008, we tested goodwill and other indefinite-lived intangible assets for impairment. As a result of decreased global equity valuations, the tightening of industrial and retail end markets and a resulting decline in our 2009 projected financial performance, we incurred a non-cash pre-tax impairment charge of $3,710.0 million, $3,385.0 million after-tax.

The following table summarizes the impairment charges that were taken by sector during 2008:

In millions	Goodwill	Intangible Assets	Marketable Securities	Total
Air Conditioning Systems and Services	$2,496.0	$814.0	$-	$3,310.0
Climate Control Technologies	-	40.0	-	40.0
Security Technologies	344.0	6.0	10.0	360.0
Total	$2,840.0	$860.0	$10.0	$3,710.0

For a further discussion of impairment related matters, see Goodwill and Indefinite-Lived Intangible Assets under Critical Accounting Policies and Note 4 to the consolidated financial statements.

Operating Income (Loss)

Operating income for the year ended December 31, 2008 decreased by $3,631.6 million compared with the same period of 2007. The primary driver of the year-over-year decrease related to the $3,710.0 million asset impairment charge recognized in the fourth quarter of 2008. Results were further impacted by the acquisition of Trane in the second quarter of 2008 in addition to related restructuring and integration cost. Excluding these items, operating margins would have been 7.8%. Lower volumes, higher commodity costs and an unfavorable business and product mix were partially offset by expense reduction, productivity actions and improved pricing.

Operating income for the year ended December 31, 2007 increased by $59.3 million or 5.9%, compared with the same period of 2006. Excluding restructuring charges, operating income would have increased by 8.8% to $1,086.5 million. The increase in operating income was mainly attributable to increased revenues, productivity improvements, improved pricing and favorable volumes. These benefits were partially offset by higher material costs and an unfavorable product mix. However, these cost increases, coupled with the unfavorable product mix, held operating margins flat at 12.4% compared to the prior year.

Interest Expense

Interest expense for the year ended December 31, 2008 increased $109.2 million compared with the same period of 2007. The increase is primarily related to significantly higher debt levels used to help fund the acquisition of Trane in June 2008.

Interest expense for the year ended December 31, 2007 increased by $2.6 million compared with the same period of 2006. The increase was mainly attributable to higher year-over-year average debt levels due to the issuance and subsequent repayment of commercial paper during the year.

Other, Net

The year-over-year changes in Other, net primarily resulted from the following:

In millions	2008	2007	2006
Interest income	$95.6	$36.2	$15.9
Exchange gain (loss)	(41.9)	(2.8)	(21.3)
Minority interests	(20.0)	(14.3)	(14.9)
Earnings from equity investments	3.4	1.0	(0.1)
Other	6.1	(4.2)	13.1
Other, net	$43.2	$15.9	$(7.3)

For the year ended December 31, 2008, Other, net increased by $27.3 million compared with the same period of 2007. The increase was a result of greater interest income generated by higher average cash balances prior to the acquisition of Trane in June 2008. The results were partially offset by currency losses due to significant volatility in currency exchange rates, predominately in the fourth quarter.

For the year ended December 31, 2007, Other, net increased by $23.2 million compared to the same period of 2006. The increase was primarily due to increased interest income as result of higher average cash balances during 2007. Additionally, Other, net in 2006 included income from a reduction of a product liability reserve of approximately $9 million.

Provision for Income Taxes

For the year ended December 31, 2008, the effective tax rate was 7.5%. The tax rate was substantially below the U.S. Statutory rate of 35.0% primarily due to the large impairment charge recognized in the fourth quarter, as well as earnings in non-U.S. jurisdictions, which, in aggregate, have a lower effective rate. Excluding the impairment charge, the adjusted effective rate would have been 12.4%, compared with an effective rate of 21.8% in 2007. The 9.4 point reduction in the effective rate is primarily the result of lower earnings in high tax jurisdiction during 2008.

The effective tax rate increased approximately by 11% in 2007 compared with 2006. The increase in the effective tax rate during 2007 was primarily due to increased earnings in higher tax jurisdictions (7.2%) and increased tax reserves (3.2%) primarily associated with Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), a new accounting standard that we adopted in 2007. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.

Review of Business Segments

We classify our business into four reportable segments based on industry and market focus: Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies. The segment discussions that follow describe the significant factors contributing to the changes in results for each segment included in continuing operations.

Included in the review of our business segments are non-GAAP financial measures. We believe that it is meaningful to provide the relative impact of integration and restructuring charges, non-recurring cost related to the acquisition of Trane and impairment charges in order to present a better understanding of our results on a period to period comparative basis. The adjusted information is intended to be more indicative of our core operating results.

Air Conditioning Systems and Services

Our Air Conditioning Systems and Services segment provides heating, ventilation and air conditioning (HVAC) systems that enhance the quality and comfort of the air in homes and buildings around the world. It offers customers a broad range of energy-efficient HVAC systems, dehumidifying and air cleaning products, service and parts support, advanced building controls as well as financing solutions under the Trane and American Standard Heating and Air Conditioning brands. These brands have leading positions in commercial, residential, institutional and industrial markets.

Dollar amounts in millions	2008
Net revenues	$4,401.3

Operating income (loss)	(3,145.7)
Add back:
Impairment charges	3,310.0
Purchase accounting charges	158.4
Restructuring charges	15.3
Integration charges	5.0
Adjusted operating income	$343.0

Operating margin	-71.5%
Adjusted operating margin	7.8%
Includes results since the acquisition date (June 5, 2008)

Reported results for revenues and operating income for the six months and 25 days ended December 31, 2008 reflect year-to-date activity since the Acquisition Date (June 5, 2008 onward). In the fourth quarter of 2008, we recognized a non-cash charge of $3,310.0 million related to the impairment of goodwill and indefinite-lived intangible assets within the segment.

Included within operating income is $158.4 million of purchase accounting charges that are not expected to recur next year. These charges relate to inventory step-up, backlog amortization and in-process research and development costs. In addition, we recorded $20.3 million of severance and other business integration costs associated with the acquisition. Excluding these charges, operating income would have been $343.0 million with an adjusted operating margin of 7.8%.

Included in adjusted operating income is $81.1 million of costs associated with the amortization of intangible assets fair valued as of the Acquisition Date. We expect these costs to be an incremental expense in future periods as they relate to intangible assets with finite lives.

Commercial results decreased in both domestic and international markets. Increased revenues for parts, services and solutions were more than offset by a decline in equipment revenues. Residential results were impacted by continued weakness in the U.S. housing market.

Climate Control Technologies

Our Climate Control Technologies segment provides equipment and services to manage controlled-temperature environments for food and other perishables throughout the world. Encompassing the transport and stationary refrigeration markets, this segment offers customers a broad range of products and solutions such as refrigerated display merchandisers, beverage coolers, auxiliary power units, walk-in storage coolers and freezers and transport temperature control units. This segment includes the market leading brands of Hussmann and Thermo King.

Dollar amounts in millions	2008	% change	2007	% change	2006
Net revenues	$3,356.8	-0.5%	$3,372.4	6.4%	$3,171.0

Operating income	278.9	-27.1%	382.6	7.5%	356.0
Add back:
Impairment charges	40.0		-		-
Restructuring charges	38.6		22.4		-
Adjusted operating income	$357.5	-11.7%	$405.0	13.8%	$356.0

Operating margin	8.3%		11.3%		11.2%
Adjusted operating margin	10.7%		12.0%		11.2%

2008 vs 2007

For the year ended December 31, 2008, net revenues decreased by 0.5% or $15.6 million, compared with the same period of 2007. The slight decrease in the year-over-year results were primarily due to lower volumes (4%) offset by a favorable currency impact (3%) and improved pricing.

Operating income decreased by 27.1% or $103.7 million during 2008. In the fourth quarter, we recognized a non-cash charge of $40.0 million related to the impairment of indefinite-lived intangible assets within the segment. In addition, we recorded $38.6 million of restructuring charges associated with employee termination benefits and other cost associated with announced restructuring plans. Excluding the impairment charge and restructuring costs, operating income would have been $357.5 million, increasing the operating margin to 10.7% from 8.3%.

On an adjusted basis, operating income for the year ended December 31, 2008 decreased by 11.7% or $47.5 million compared with the same period of 2007. The decrease was primarily related to lower volumes and product mix ($73 million), increased material costs ($46 million) partially offset by increased productivity ($51 million), improved pricing ($44 million) and a favorable currency impact.

The decrease in segment revenues primarily resulted from the decline in the truck market, which decreased refrigerated trailer and truck revenues in North America and Europe. In addition, sea-going container revenues, as well as bus and aftermarket revenues also decreased as a result of slower end market activity. Worldwide display cases and contracting revenue decreased due to declines in display case sales to regional supermarkets in the U.S. and a sharp decline in the installation business. However, sales of the TriPac® auxiliary unit continued to experience substantial growth.

2007 vs 2006

For the year ended December 31, 2007, net revenues increased by 6.4% or $201.4 million, compared with the same period of 2006. The main drivers of the increase were a favorable currency impact (4%), higher volumes (2%) and improved product pricing.

Operating income increased by 7.5% or $26.6 million during 2007. During the year, we recorded $22.4 million of restructuring charges relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. Excluding these costs, operating income would have been $405.0 million, increasing the operating margin to 12.0% from 11.3%.

On an adjusted basis, operating income for the year ended December 31, 2007 increased by 13.8% or $49.0 million compared with the same period of 2006. The increase was due to increased productivity ($68 million), improved product pricing ($44 million) and favorable currency impact ($15 million). These increases were partially offset by higher material costs ($46 million), unfavorable product mix ($20 million) and new product development ($8 million).

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

Industrial Technologies

Our Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems, golf and utility vehicles in addition to environmentally friendly micro turbines. This segment includes the Club Car and Ingersoll Rand market leading brands.

Dollar amounts in millions	2008	% change	2007	% change	2006
Net revenues	$2,938.3	2.1%	$2,877.1	11.6%	$2,577.7

Operating income	353.7	-9.8%	392.0	11.4%	351.8
Add back:
Restructuring charges	9.6		1.0		-
Adjusted operating income	$363.3	-7.6%	$393.0	11.7%	$351.8

Operating margin	12.0%		13.6%		13.6%
Adjusted operating margin	12.4%		13.7%		13.6%

2008 vs 2007

For the year ended December 31, 2008, net revenues increased by 2.1% or $61.2 million, compared with the same period of 2007. The primary drivers of the year-over-year increase were improved pricing (2%), acquisitions (2%) and a favorable currency impact (1%). The improved results were partially offset by lower volumes and product mix (3%).

Operating income decreased by 9.8% or $38.3 million during 2008. In the fourth quarter, we recorded $9.6 million of restructuring charges associated with employee termination benefits and other cost associated with announced restructuring plans. Excluding the restructuring costs, operating income would have been $363.3 million, increasing the operating margin to 12.4% from 12.0%.

On an adjusted basis, operating income for the year ended December 31, 2008 decreased by 7.6% or $29.7 million compared with the same period of 2007. The decreased was primarily related to higher material costs ($61 million), lower volumes and product mix ($42 million) and increased spending on new product development ($15 million). These reductions were partially offset by improved pricing ($62 million) and increased productivity ($46 million).

The increase in segment revenue was driven by the worldwide increase in the Air and Productivity Solutions business. However, lower volumes in all geographic areas in the second half of the year show the weakening industrial and fluid handling end markets. In addition, slower industrial production levels as well as the deferral of some maintenance by customers more than offset aftermarket growth. Club Car revenues declined in all geographic areas compared with 2007 mainly due to weak economic fundamentals in key golf, hospitality and recreation markets. However, the business continued to gain market share in the declining golf market and a softening utility vehicle market.

2007 vs 2006

For the year ended December 31, 2007, net revenues increased by 11.6% or $299.4 million, compared with the same period of 2006. Higher volumes and product mix (5%), a favorable currency impact (2%), acquisitions (2%) and improved product pricing (2%) were the primary drivers of the year-over-year increase.

Operating income increased by 11.4% or $40.2 million during 2007. During the year, we recorded $1.0 million of restructuring charges relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. Excluding these costs, operating income would have been $393.0 million, increasing the operating margin to 13.7% from 13.6%.

On an adjusted basis, operating income for the year ended December 31, 2007 increased by 11.7% or $41.2 million compared with the same period of 2006. The increase was due to improved product pricing ($48 million), increased productivity ($33 million) and higher volumes ($32 million). These gains were partially offset by higher material costs ($63 million) and investments in new product development and productivity programs ($13 million).

Air Solutions revenues increased by 16% compared with 2006, mainly driven by favorable worldwide industrial markets and increased recurring revenues. Productivity Solutions revenues increased moderately compared with 2006, mainly due to non-U.S. growth in the industrial fluid and handling markets and higher service revenues, partially offset by a weak domestic market for tools. Club Car revenues increased by 10% compared with 2006, mainly due to growth in the sales of utility, off-road and aftermarket vehicles and ongoing market share gains in a soft golf market.

Security Technologies

Our Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading solutions include electronic and biometric access control systems and software, locks and locksets, door closers, exit devices, steel doors and frames, portable security devices, decorative hardware, cabinet hardware as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial construction and residential housing market, healthcare, retail, maritime and transport industries as well as educational and governmental facilities. This segment includes the CISA, LCN, Schlage and Von Duprin brands.

Dollar amounts in millions	2008	% change	2007	% change	2006
Net revenues	$2,531.0	0.7%	$2,513.6	10.0%	$2,285.0

Operating income	100.4	-76.8%	433.5	8.3%	400.2
Add back:
Impairment charges	360.0		-		-
Restructuring charges	13.1		5.3		-
Adjusted operating income	$473.5	7.9%	$438.8	9.6%	$400.2

Operating margin	4.0%		17.2%		17.5%
Adjusted operating margin	18.7%		17.5%		17.5%

2008 vs 2007

For the year ended December 31, 2008, net revenues increased by 0.7% or $17.4 million, compared with the same period of 2007. The slight year-over-year increase was primarily related to improved pricing (5%) and a favorable currency impact (1%). However, lower volumes offset most of the revenue gains made during the year.

Operating income decreased by 76.8% or $333.1 million during 2008. In the fourth quarter, we recognized a non-cash charge of $360.0 million related to the impairment of goodwill, indefinite-lived intangible assets and marketable securities within the segment. In addition, we recorded $13.1 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. Excluding the impairment charge and restructuring costs, operating income would have been $473.5 million, increasing the operating margin to 18.7% from 4.0%.

On an adjusted basis, operating income for the year ended December 31, 2008 increased by 7.9% or $34.7 million compared with the same period of 2007. Improved pricing ($119 million) and productivity gains ($42 million) more than offset the decrease in volume ($76 million), increased material costs ($15 million) and a negative currency impact ($7 million).

Net revenues increased slightly during the year driven by electronic solutions growth in Asia. However, declines in the North American commercial construction market and well as in Europe during the fourth quarter significantly lowered year-over-year revenues. In addition, lower residential volume in North America was a result of lower same store sales at large customers and ongoing weakness in the new homebuilder channel.

2007 vs 2006

For the year ended December 31, 2007, net revenues increased by 10.0% or $228.6 million, compared with the same period of 2006. The primary drivers were higher volumes and product mix (5%) and improved product pricing (4%).

Operating income increased by 8.3% or $33.3 million during 2007. During the year, we recorded $5.3 million of restructuring charges relating to ongoing cost reduction efforts, including workforce reductions and the consolidation of manufacturing facilities. Excluding these costs, operating income would have been $438.8 million, increasing the operating margin to 17.5% from 17.2%.

On an adjusted basis, operating income for the year ended December 31, 2007 increased by 9.6% or $38.6 million compared with the same period of 2006. The increase was due to improved product pricing ($84 million) and increased productivity ($15 million). These gains were partially offset by higher material costs ($35 million), lower volumes ($16 million) and new product development ($6 million).

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

Discontinued Operations

The components of discontinued operations for the years ended December 31 are as follows:

In millions	2008	2007	2006
Revenues	$15.3	$2,957.8	$3,375.7

Pre-tax earnings (loss) from operations	(50.3)	(82.5)	376.6
Pre-tax gain (loss) on sale	(5.2)	4,382.6	1.1
Tax benefit (expense)	(1.9)	(1,066.5)	(110.2)
Discontinued operations, net	$(57.4)	$3,233.6	$267.5

Pre-tax loss from operations in 2007 includes a non-cash charge of $449.0 million related to our liability for all pending and estimated future asbestos claims through 2053 as discussed below in “Other Discontinued Operations.”

Discontinued operations by business for the years ended December 31 are as follows:

In millions	2008	2007	2006
Compact Equipment, net of tax	$(11.7)	$2,927.1	$240.4
Road Development, net of tax	(29.8)	672.5	62.9
Other discontinued operations, net of tax	(15.9)	(366.0)	(35.8)
Total discontinued operations, net of tax	$(57.4)	$3,233.6	$267.5

Compact Equipment Divestiture

On July 29, 2007, we agreed to sell our Bobcat, Utility Equipment and Attachments business units (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post closing purchase price adjustments. The sale was completed on November 30, 2007. We are currently in the process of resolving the final purchase price adjustments with Doosan Infracore.

Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We have accounted for Compact Equipment as discontinued operations and classified the assets and liabilities as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Net revenues and after-tax earnings of Compact Equipment for the years ended December 31 were as follows:

In millions	2008	2007	2006
Net revenues	$15.3	$2,705.9	$2,648.4

After-tax earnings (loss) from operations	$(0.6)	$275.1	$240.4
Gain (loss) on sale, net of tax	(11.1)	2,652.0	-
Total discontinued operations, net of tax	$(11.7)	$2,927.1	$240.4

Road Development Divestiture

On February 27, 2007, we agreed to sell our Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007.

The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. We have accounted for the Road Development business unit as discontinued operations and classified the assets and liabilities sold to AB Volvo as held for sale for all periods presented in accordance with SFAS 144.

Net revenues and after-tax earnings of the Road Development business unit for the years ended December 31 were as follows:

In millions	2008	2007	2006
Net revenues	$-	$251.9	$727.3

After-tax earnings (loss) from operations	$(0.4)	$37.8	$62.9
Gain (loss) on sale, net of tax	(29.4)	634.7	-

Total discontinued operations, net of tax	$(29.8)	$672.5	$62.9

Other Discontinued Operations

We also have retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2008	2007	2006
Retained costs, net of tax	$(16.7)	$(340.9)	$(36.5)
Net gain (loss) on disposals, net of tax	0.8	(25.1)	0.7

Total discontinued operations, net of tax	$(15.9)	$(366.0)	$(35.8)

Retained costs, net of tax for the year ended December 31, 2008 includes $6.5 million of after-tax costs related to an adverse verdict in a product liability lawsuit associated with a previously divested business.

During the fourth quarter of 2007, we recorded a non-cash charge of $449.0 million ($277 million after-tax) related to our liability for all pending and estimated future asbestos claims through 2053. Refer to Note 22 in the consolidated financial statements for further details on asbestos-related matters.

Liquidity and Capital Resources

The global financial markets have been adversely affected by the current economic environment. The credit markets, including the commercial paper markets, have recently experienced adverse conditions including unprecedented volatility, reduced liquidity and increased interest rates. These factors generally increase the costs associated with issuing commercial paper or other debt instruments and may affect the ability of borrowers to access these markets.

To date, our availability of funding has not been materially impacted by the recent turmoil in the credit markets. We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our receivable securitization program, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future.

Liquidity

The following table contains several key measures to gauge our financial condition and liquidity at the period ended December 31:

In millions	2008	2007	2006
Cash and cash equivalents	$550.2	$4,735.3	$355.8
Short-term borrowings and current maturities of long-term debt	2,350.4	741.0	1,079.4
Long-term debt	2,773.7	712.7	905.2
Total debt	5,124.1	1,453.7	1,984.6
Total shareholders’ equity	6,661.4	7,907.9	5,404.8
Debt-to-total capital ratio	43.1%	15.4%	26.6%

The large cash and cash equivalents balance at December 31, 2007 is attributable to the sale of both the Compact Equipment and the Road Development business units during 2007, which generated proceeds of $6,154.3 million. The lower cash and cash equivalents balance at December 31, 2008 is a result of the acquisition of Trane.

In connection with the Trane acquisition, we entered into a $3.9 billion senior unsecured bridge loan facility, with a 364-day term. We drew down $2.95 billion against the bridge loan facility in June 2008. The proceeds, along with cash on hand and the issuance of $1.5 billion in commercial paper, were used to fund the cash component of the consideration paid for the acquisition as well as to pay for related fees and expenses incurred in connection with the acquisition.

In August 2008, we filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement through our wholly owned subsidiary, IR Global Holding Company Limited. This issuance consisted of $250 million Senior Floating Rate Notes due in 2010, $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR- Limited. The net proceeds from the offering were used to reduce the amount outstanding under the senior unsecured bridge loan facility.

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

We repaid $0.5 billion of the outstanding balance under our commercial paper program during 2008. As of December 31, 2008, we had outstanding commercial paper borrowings of $1.0 billion. We expect to fund future maturities of commercial paper through new commercial paper issuances and cash generated from our operations.

In addition, we repaid $2.0 billion of our outstanding balance of the bridge loan facility during the third quarter of 2008. We used a combination of cash flows from operations and cash on hand, in addition to the $1.6 billion in proceeds received from the issuance of long-term debt. In October 2008, we reduced the facility size to $950 million. As of December 31, 2008, our outstanding balance of the senior unsecured bridge loan facility was $754 million after a $196 million payment in the fourth quarter of 2008. The balance is scheduled to mature in June 2009. We expect to repay the outstanding amount through an expansion of our accounts receivable securitization program, future debt issuances and/or an extension of the bridge loan facility for an additional 364 days.

Debentures with Put Feature

At December 31, 2007, we had outstanding $547.9 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028.

In the fourth quarter of 2008, holders of these debentures chose to exercise the put feature on approximately $202 million of the debentures, which was repaid in November 2008. As a result, approximately $346 million remained outstanding as of December 31, 2008. In the first quarter of 2009, holders of these debentures will have the option to exercise the put feature on approximately $39 million of the remaining debentures. In the fourth quarter of 2009, holders of these debentures will have the option to exercise the put feature on approximately $307 million of the remaining debentures. Based on our cash flow forecast, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put features.

Pension Plans

Our investment objectives in managing defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, minimizes our required contributions at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements.

We monitor the impact of market conditions on our funding requirements and pension plan expense on a quarterly basis. As a result of the current market environment, our pension plans have experienced negative returns of $523.2 million during 2008. Consequently, this will increase pension expense in 2009 and require cash contributions to our pension plan. However, none of our pension plans have experienced any significant impact on their liquidity to pay retirees in the plans due to the volatility in the markets. For further details on pension plan activity, see Note 15 to the consolidated financial statements.

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, respectively. For additional details, please see the Consolidated Statements of Cash Flows in the consolidated financial statements.

In millions	2008	2007	2006
Operating cash flow provided by (used in) continuing operations	$356.8	$829.9	$813.1
Investing cash flow provided by (used in) continuing operations	(7,306.4)	6,052.4	(28.7)
Financing cash flow provided by (used in) continuing operations	2,778.1	(2,563.1)	(1,343.2)

Operating Activities

Net cash provided by operating activities from continuing operations was $356.8 million for the year ended December 31, 2008 compared with $829.9 million in 2007. The change was primarily related to tax payments of approximately $1.1 billion paid to various taxing authorities, $594.4 million associated with the Compact Equipment divestiture. Tax payments in 2007 were approximately $470 million. In addition, cash flows from operating activities include Trane cash flows from operations since the Acquisition Date.

Net cash provided by operating activities from continuing operations increased to $829.9 million for the year ended December 31, 2007 compared with $813.1 in 2006. The change was primarily due to higher cash-based earnings in 2007 in addition to improved working capital management. However, these improvements were partially offset by the $217 million payment to the IRS made during 2007. For further details regarding this tax payment, see Note 19 in the consolidated financial statements.

Investing Activities

Net cash used by investing activities from continuing operations was $7,306.4 million for the year ended December 31, 2008 compared with net cash provided by continuing operations of $6,052.4 million in 2007. The change is primarily attributable to cash used for the acquisition of Trane in 2008. In addition, during the year ended December 31, 2007, net cash proceeds of $6,154.3 million was received related to the sale of Compact Equipment and the Road Development business unit.

Net cash provided by investing activities from continuing operations was $6,052.4 million for the year ended December 31, 2007 compared with net cash used in investing activities from continuing operations of $28.7 million in 2006. The large change in investing activities was primarily attributable to the net proceeds of $6,154.3 million from the sale of Compact Equipment and the Road Development business unit in 2007.

Financing Activities

Net cash provided by financing activities from continuing operations was $2,778.1 million for the year ended December 31, 2008 compared with $2,563.1 million of net cash used in financing activities during 2007. The change in financing activities primarily relates to the outstanding balance of both our bridge loan facility and commercial paper which were used to finance the acquisition of Trane. In addition, $1.6 billion relates to the net proceeds from our long-term debt issuance in August 2008.

Net cash used in financing activities from continuing operations was $2,563.1 million for the year ended December 31, 2007 compared with $1,343.2 million in 2006. The change in financing activities was primarily due to the increase in repurchases of Class A common shares and the repayment of $551.7 million of short-term and long-term debt. During 2007, we repurchased approximately 39.7 million Class A common shares at a cost of $1,999.9 million. During 2006, we repurchased 27.7 million Class A common shares at a cost of $1,096.3 million.

Capital Resources

Based on historical performance and current expectations, we believe our cash and cash equivalents balance, the cash generated from our operations, our receivable securitization program, our committed credit lines and our expected ability to access capital markets will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations through at least the next 12 months.

Capital expenditures were $306.0 million, $119.7 million and $144.8 million for 2008, 2007 and 2006, respectively. Our investments continue to improve manufacturing productivity, reduce costs and provide environmental enhancements and advanced technologies for existing facilities. The capital expenditure program for 2009 is estimated to be approximately $325 million, including amounts approved in prior periods. Many of these projects are subject to review and cancellation at our option without incurring substantial charges.

During 2007, we initiated restructuring actions relating to ongoing cost reduction efforts across each of our sectors. These actions include both workforce reductions as well as the consolidation of manufacturing facilities. In addition, we announced plans to initiate enterprise-wide restructuring actions in October 2008. These actions include streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base. Projected costs will approximate $110 million. As of December 31, 2008, we have incurred $71 million of costs associated with this restructuring.

For financial market risk impacting the Company, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Capitalization

In addition to cash on hand and operating cash flow, we maintain significant credit availability under our commercial paper programs. Our ability to borrow at a cost-effective rate under the commercial paper programs is contingent upon maintaining an investment-grade credit rating. As of December 31, 2008, our credit ratings were as follows:

	Short-term	Long-term
Moody’s	P-2	Baa1
Standard and Poor’s	A-2	BBB+

The credit ratings set forth above are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

In June 2008, we entered into a $1.0 billion senior unsecured revolving credit facility with a three-year term. The line is unused and provides support for our commercial paper program as well as for other general corporate purposes.

In addition to the three-year credit facility, we have committed revolving credit facilities consisting of two lines totaling $2.0 billion, of which $750 million expires in June 2009 and $1.25 billion expires in August 2010. These lines are unused and provide support for our commercial paper program as well as for other general corporate purposes. Other available lines of credit were $811.7 million, of which $651.3 million were unused at December 31, 2008. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.

Our public debt does not contain any financial covenants and our revolving credit lines have a debt-to-total capital covenant of 65%. As of December 31, 2008, our debt-to-total capital ratio was significantly beneath this limit.

Contractual Obligations

The following table summarizes our contractual cash obligations by required payment periods, in millions:

	Less than 1 year		1 - 3 years	3 - 5 years	More than 5 years	Total
Short-term debt	$1,802.0		$-	$-	$-	$1,802.0
Long-term debt	548.4	*	537.1	619.7	1,616.9	3,322.1
Interest payments on long-term debt	177.8		295.6	278.2	870.9	1,622.5
Purchase obligations	994.8		47.0	3.5	-	1,045.3
Operating leases	169.9		233.1	142.0	102.5	647.5
Total contractual cash obligations	$3,692.9		$1,112.8	$1,043.4	$2,590.3	$8,439.4

* Includes $345.7 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028.

Future expected obligations under our pension and postretirement benefit plans, income taxes, environmental and asbestos matters have not been included in the contractual cash obligations table above.

Pensions

In 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132(R)” (SFAS 158), which required us to record the funded status of our pension plans on the balance sheet effective December 31, 2006.

In 2008, we adopted the measurement provision of SFAS 158 which required us to measure plan assets and benefit obligations as of the date of our fiscal year-end financial statements. Therefore, we changed the measurement date for our defined benefit plans from November 30 to December 31. We elected the alternative transition method whereby we determined net periodic pension cost for the 13 month period from December 1, 2007 to December 31, 2008 and allocated net periodic pension cost proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic pension cost. As a result, we recorded a one-time after-tax pension charge of $1.2 million to Retained earnings ($1.8 million pre-tax). This change did not impact plans acquired through acquisitions in 2008.

At December 31, 2008, we had net obligations on our balance sheet of $854.2 million, which consist of long-term prepaid pension costs of $0.2 million and current and non-current pension benefits liabilities of $854.4 million. As a result of the Trane acquisition, we recognized net obligations on our balance sheet at the Acquisition Date of $67.7 million, which consisted of long-term prepaid pension costs of $1.4 million and current and non-current pension benefit liabilities of $69.1 million. It is our objective to contribute to the pension plans to ensure adequate funds are available in the plans to make benefit payments to plan participants when required. However, certain plans are not or cannot be funded due to either legal or tax requirements in certain jurisdictions. As of December 31, 2008, approximately seven percent of our projected benefit obligation relates to plans that are unfunded.

Our investment objectives in managing defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, minimizes our required contributions at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment management decisions reviewed regularly are asset allocations, investment manager performance, investment advisors and trustees. Asset/liability modeling (ALM) studies are used as the basis for global asset allocation decisions and are updated as required.

Based on ALM studies, the Company continues to adjust its target strategic global asset allocations for its plans to be approximately 40% in equity securities and 60% in debt securities, real estate and cash. Asset allocations are reviewed at least quarterly and appropriate adjustments are made. Trane pension assets have been included in our reviews since acquisition and will be included in our target strategic asset allocation. Trane’s historic target strategic allocation had a higher percentage invested in equity securities.

As of December 31, 2008, our asset allocation for the pension plans was 41% in equity securities and 52% in debt securities, and 7% real estate and other (including cash). Our allocation has been impacted by the current market environment.

Contributions to our pension plans were $64.1 million in 2008, $25.5 million in 2007, and $31.6 million in 2006. Our policy allows us to fund an amount, which could be in excess-of or less than pension cost expensed, subject to the limitations imposed by current tax regulations. We anticipate funding the plans in 2009 in accordance with contributions required by funding regulations or the laws of each jurisdiction and currently project that we will be required to contribute approximately $105 million to our plans worldwide in 2009.

Our pension plans for U.S. non-collectively bargained employees, excluding Trane employees, provide benefits on a final average pay formula. Trane maintains a pension plan for Trane non-collectively bargained U.S. employees, where eligible employees may elect to participate and receive a credit equal to 3% of eligible pay. Collectively bargained pension plans, including Trane plans, principally provide benefits based on a flat benefit formula. Non-U.S. plans usually provide benefits based on an earnings and years of service formula. Additional supplemental benefit plans are maintained by us for officers and other key employees. Pension benefit payments are expected to be paid as follows: $214.5 million in 2009, $242.0 million in 2010, $207.6 million in 2011, $218.9 million in 2012, $229.6 million in 2013 and $1,228.0 million for the years 2014 to 2018.

Net pension cost is based on the weighted-average assumptions used at the end of the previous year to calculate the pension benefit obligation, adjusted for any curtailment and settlement gains or losses, if any. Trane plans were based on assumptions determined at the Acquisition Date. Net periodic pension cost for 2008 was $31.0 million, of which $7.3 million related to Trane plans. The details of net periodic pension cost for 2008, 2007 and 2006 were as follows:

In millions	2008	2007	2006
Net periodic pension benefit cost	$31.0	$11.5	$32.7
Net curtailment and settlement (gains) losses	2.3	63.5	-
Net periodic pension benefit (income) cost after net curtailment and settlement (gains) losses	$33.3	$75.0	$32.7

Amounts recorded in continuing operations	$44.8	$20.6	$38.3
Amounts recorded in discontinued operations	(11.5)	54.4	(5.6)
Total	$33.3	$75.0	$32.7

Net periodic pension cost for 2009 is projected to be approximately $160 million, of which $45 million relates to Trane pension plans.

Postretirement Benefits Other Than Pensions

In 2006, we adopted SFAS 158, which requires us to record the funded status of our postretirement plans on the balance sheet effective December 31, 2006. The adoption of SFAS 158 for the Company’s postretirement plans other than pensions resulted in an increase of total liabilities of $300.4 million and a decrease of total shareholder’s equity of $135.7 million (net of tax of $164.7 million).

In 2008, we adopted the measurement provision of SFAS 158 which required us to measure plan assets and benefit obligations as of the date of our fiscal year-end financial statements. Therefore, we changed the measurement date for our defined benefit plans from November 30 to December 31. We elected the alternative transition method whereby we determined net periodic pension cost for the 13 month period from December 1, 2007 to December 31, 2008 and allocated net periodic postretirement benefit cost proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic pension cost. As a result, we recorded a one-time after-tax charge for postretirement benefits of $2.5 million to Retained earnings ($4.7 million pre-tax).

As a result of the acquisition of Trane on June 5, 2008, we assumed unfunded obligations for postretirement benefits other than pensions in the amount of $268.9 million.

We fund postretirement benefit costs principally on a pay-as-you-go basis. Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows: $71.1 million in 2009, $73.4 million in 2010, $70.9 million in 2011, $76.7 million in 2012, $76.1 million in 2013 and $378.4 million for the years 2014 to 2018.

Net periodic postretirement benefit cost is based on the weighted-average assumptions used at the end of the previous year to calculate the postretirement benefit obligation, adjusted for any curtailment and settlement gains or losses, if any. Trane plans were based on assumptions determined at the Acquisition Date. Net periodic postretirement benefit cost for 2008 totaled $69.8 million, of which $13.2 million related to Trane plans. The details of net periodic postretirement cost for 2008, 2007 and 2006 were as follows:

In millions	2008	2007	2006
Net periodic postretirement benefit cost	$69.8	$78.1	$79.2
Net curtailment and settlement (gains) losses	-	(265.9)	-
Net periodic postretirement benefit (income) cost after net curtailment and settlement (gains) losses	$69.8	$(187.8)	$79.2

Amounts recorded in continuing operations	$38.4	$22.7	$25.7
Amounts recorded in discontinued operations	31.4	(210.5)	53.5
Total	$69.8	$(187.8)	$79.2

Net periodic postretirement benefit cost for 2009 is projected to be approximately $81 million, of which $23 million relates to Trane postretirement plans.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the company recorded additional liabilities to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million. The Company has total unrecognized tax benefits of $589.6 million as of December 31, 2008.

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

The Internal Revenue Service (IRS) has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principal proposed adjustment relates to the disallowance of certain capital losses. The Company disputes the IRS position and protests have been filed with the IRS Appeals Division. In order to reduce the potential interest expense associated with this matter, the Company made a payment of $217 million in the third quarter of 2007, which reduced the Company’s total liability for uncertain tax positions by $141 million. Similarly, during the third quarter of 2008, the Company made an additional payment of $55.1 million related to a potential penalty assessment plus accrued interest on this matter. The Company continues negotiating with the IRS on the ultimate settlement of this matter. The issues raised by the IRS associated with this payment are not related to the Company’s reorganization in Bermuda, or the Company’s intercompany debt structure.

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

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. The Company has and intends to continue to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position.

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

During 2008, we spent $6.9 million on capital projects for pollution abatement and control, and an additional $15.5 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of December 31, 2008, we have recorded reserves for environmental matters of $100.9 million. We believe that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

For a further discussion of our potential environmental liabilities, see Note 22 in the consolidated financial statements.

Asbestos Matters

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

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

During the fourth quarter of 2007, the Company recorded a non-cash charge to earnings of discontinued operations of $449 million ($277 million after-tax), which is the difference between the amount by which the Company increased its total estimated liability for pending and projected future asbestos-related claims and the amount that the Company expects to recover from insurers with respect to that increased liability.

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

Trane has now settled with a substantial number of its insurers, collectively accounting for approximately 80% of its recorded asbestos-related liability insurance receivable as of January 31, 2009. More specifically, effective August 26, 2008, Trane entered into a coverage-in-place agreement (“August 26 Agreement”) with the following five insurance companies or groups: 1) Hartford; 2) Travelers; 3) Allstate (solely in its capacity as successor-in-interest to Northbrook Excess & Surplus Insurance Company); 4) Dairyland Insurance Company; and 5) AIG. The August 26 Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for asbestos bodily injury claims under specified terms and conditions and in exchange for certain releases and indemnifications from Trane. In addition, on September 12, 2008, Trane entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company, both members of the Everest Re group, resolving all claims in the NJ Litigation involving policies issued by those companies (“Everest Re Agreement”). The Everest Re Agreement contains a number of elements, including policy buy-outs and partial buy-outs in exchange for a cash payment along with coverage-in-place features similar to those contained in the August 26 Agreement, in exchange for certain releases and indemnifications by Trane. More recently, on January 26, 2009, Trane entered into a coverage-in-place agreement with Columbia Casualty Company, Continental Casualty Company, and Continental Insurance Company in its own capacity and as successor-in-interest to Harbor Insurance Company and London Guarantee & Accident Company of New York (“CNA Agreement”). The CNA Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for indemnification from Trane. Trane remains in settlement negotiations with the insurer defendants in the NJ Litigation not encompassed within the August 26 Agreement, Everest Re Agreement, and the CNA Agreement. Once concluded, we believe NJ Litigation will resolve coverage issues with respect to approximately 95% of Trane’s recorded insurance receivable in connection with asbestos-related liabilities.

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

From receipt of its first asbestos claims more than twenty five years ago to December 31, 2008, the Company has resolved (by settlement or dismissal) approximately 253,000 claims arising from the legacy Ingersoll Rand businesses. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $351 million, for an average payment per resolved claim of $1,387. The average payment per claim resolved during the year ended December 31, 2008 was $952. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Ingersoll Rand businesses, excluding those filed against Trane, reflecting updated information for the last three years.

	2006	2007	2008
Open claims - January 1	102,968	101,709	100,623
New claims filed	6,457	5,398	4,567
Claims settled	(6,558)	(5,005)	(3,693)
Claims dismissed *	(1,158)	(1,479)	(38,189)
Open claims - December 31	101,709	100,623	63,308

* The significant increase in dismissals in 2008 is attributed to the dismissal of large numbers of dormant and/or inactive cases in Mississippi and New York. This amount reflects the Company’s emphasis on resolution of higher value malignancy claims, particularly mesothelioma claims, rather than lower value non-malignancy claims, which are more heavily represented in the Company’s historical settlements.

From receipt of the first asbestos claim more than twenty years ago through December 31, 2008, the Company has resolved approximately 74,000 (by settlement or dismissal) claims arising from the legacy Trane business. The Company and its insurance carriers have paid settlements of approximately $125.4 million on these claims, which represents an average payment per resolved claim of $1,694. At December 31, 2008, there were 98,339 open claims pending against Trane. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Trane businesses, reflecting updated information for the last three years.

	2006	2007	2008
Open claims - January 1	113,730	104,570	105,023
New claims filed	4,440	3,019	3,626
Claims settled	(848)	(740)	(600)
Claims dismissed	(12,752)	(1,826)	(9,710)
Open claims - December 31	104,570	105,023	98,339

At December 31, 2008, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At December 31, 2008, the Company’s liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $1,195.2 million and $423.8 million, respectively, compared to $754.9 million and $249.8 million at December 31, 2007.

The (costs) income associated with the settlement and defense of asbestos related claims after insurance recoveries were as follows:

	December 31,
In millions	2008	2007
Continuing operations	$(1.5)	$-
Discontinued operations	(5.9)	(311.3)
Total	$(7.4)	$(311.3)

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

The European Commission Investigation

In November 2004, Trane was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, Trane, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including Trane and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO as part of a legal reorganization in connection with the spinoff of Trane’s Vehicle Control Systems business that occurred on July 31, 2007. Trane and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among Trane and certain other parties (Indemnification Agreement), American Standard Europe BVBA (renamed WABCO Europe BVBA) (WABCO Europe), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify Trane and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. Trane and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. WABCO Europe and other former Trane subsidiaries participated in the hearing. Trane, however, did not participate in the hearing.

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2009, the total liability could be approximately $1.1 billion based on Trane’s last full fiscal year of worldwide revenue, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2008 that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

Other Matters

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement with the DOJ. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

In a related matter, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil for Food transactions undertaken by that subsidiary of the Company which resulted in charges being filed against that subsidiary. Such transactions had previously been reported to the SEC and DOJ. At a December 12, 2008 hearing, all charges against the subsidiary were dismissed.

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

The following represents the changes in our product warranty liability for 2008 and 2007:

In millions	2008	2007
Balance at beginning of year	$146.9	$137.1
Reductions for payments	(207.7)	(68.5)
Accruals for warranties issued during the current period	246.7	80.1
Changes for accruals related to preexisting warranties	(22.9)	(7.8)
Acquisitions	483.3	-
Translation	(5.6)	6.0

Balance at end of the year	$640.7	$146.9

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense was $144.8 million in 2008, $72.2 million in 2007 and $68.2 million in 2006. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years and thereafter, are as follows: $169.9 million in 2009, $130.8 million in 2010, $102.3 million in 2011, $77.7 million in 2012, $64.3 million in 2013 and $102.5 million thereafter.

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $108.4 million extending from 2008-2028. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2008, the Company has experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

We have other contingent liabilities of $5.1 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

As part of the reorganization of IR-New Jersey in 2001, IR-Limited has fully and unconditionally guaranteed payment of all of IR-New Jersey’s issued public debt securities. No other subsidiary of ours guarantees these securities.

IR-New Jersey has unconditionally guaranteed payment of the principal, premium, if any, and interest on our 4.75% Senior Notes due in 2015 in aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.

Public debt securities issued by IR Global Holding Company Limited are fully and unconditionally guaranteed by IR-Limited. No other subsidiary of ours guarantees these securities.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from estimates. The following is a summary of certain accounting estimates and assumptions made by management that we consider critical.

•

Allowance for doubtful accounts – The Company has provided an allowance for doubtful accounts receivable which represents the best estimate of probable loss inherent in the Company’s accounts receivable portfolio. This estimate is based upon the Company’s policy, derived from its knowledge of its end markets, customer base and products.

•

Goodwill and indefinite-lived intangible assets – We have significant goodwill and intangible assets on our balance sheet related to acquisitions. Our goodwill and other indefinite-lived intangible assets are tested and reviewed annually for impairment or when there is a significant change in circumstances. Recoverability of goodwill is measured at the reporting unit level and determined using a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the fair value, impairment exists and must be recognized. Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the fair value of the respective intangible assets. Any excess of the carrying value over the fair value is recognized as an impairment loss.

As discussed in Note 4 of the consolidated financial statements, we have recorded an impairment charge of approximately $3,710.0 million ($3,385.0 million after-tax) in the fourth quarter of 2008, based on the estimated fair value and book value of our reporting units. The determination of the reporting units estimated fair value requires management to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates. Management developed these assumptions based on the market and geographic risks unique to each reporting unit. The calculation of fair value is based on two valuation techniques, a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being equally weighted in the calculation. Under the income approach, we assumed a forecasted cash flow period of five years with discount rates generally ranging from 11%-15% and terminal growth rates generally ranging from 2%-5%. Under the market approach, management used an adjusted multiple of earnings and revenues based on the market information of comparable companies. Additionally, management compared the estimated aggregate fair value of its reporting units to the Company’s overall market capitalization.

The assumptions used represent management’s best estimate of fair value. For those reporting units that did not have impairment, the fair value of the reporting units exceeded the carrying value by at least 8%. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market value, we will continue to monitor and evaluate the carrying value of goodwill and our indefinite-lived intangible assets. If market and economic conditions deteriorate further, this could increase the likelihood of future non-cash impairment charges related to goodwill and/or our indefinite-lived intangible assets.

•

Long-lived assets and finite-lived intangibles – Long-lived assets and finite-lived intangibles are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. Assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows can be generated. Impairment in the carrying value of an asset would be recognized whenever anticipated future undiscounted cash flows from an asset are less than its carrying value. The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of discounted cash flows. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

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

•

Asbestos matters – Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although the Company was neither a manufacturer or producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos related components. As a result, the Company records certain income and expenses associated with our asbestos liabilities and corresponding insurance recoveries within discontinued operations, net of tax, as they relate to previously divested businesses. Income and expenses associated with Trane’s asbestos liabilities and corresponding insurance recoveries are recorded within continuing operations. Refer to Note 22 in the consolidated financial statements for further details of asbestos-related matters.

•

Revenue recognition – Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectibility is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company enters into agreements that contain multiple elements, such as equipment, installation and service revenue. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and there are only customary refund or return rights related to the delivered elements. Revenues from certain of our equipment and the related installation sold under construction-type contracts are recorded using the percentage-of-completion method in accordance with Statement of

Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues associated with contracts accounted for under the percentage of completion method of accounting amounted to approximately five percent of the Company’s 2008 net revenues.

•

Securitization of receivables – The Company has sold interests in accounts receivable to special purpose entities previously created by Trane as part of accounts receivable financing facilities established in the U.S. with a major international bank. At the time of sale, the receivables become legally isolated from the Company, the purchasers have the right to pledge or exchange the receivables and the purchasers obtain effective control over the receivables. For these reasons, receivables sold under such arrangements are removed from the balance sheet at the time they are sold. Any retained interests in receivables sold are carried at fair value in other current assets.

•

Income taxes – Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The Company recognizes future tax benefits, such as net operating losses and non-U.S. tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The Company regularly reviews the recoverability of its deferred tax assets considering its historic profitability, projected future taxable income, timing of the reversals of existing temporary differences and the feasibility of its tax planning strategies. Where appropriate, the Company records a valuation allowance with respect to a future tax benefit.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of adopting FIN 48, the Company recorded additional liabilities to its previously established reserves, and a corresponding decrease in retained earnings of $145.6 million. Total unrecognized tax benefits as of December 31, 2008 and December 31, 2007 were $589.6 million and $379.8 million, respectively. The increase is primarily related to the inclusion of unrecognized tax positions attributable to the Trane business.

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

•

Employee benefit plans – The Company provides a range of benefits to eligible employees and retired employees, including pensions, postretirement and postemployment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates and health-care cost trend rates. Actuarial valuations are performed to determine expense in accordance with generally accepted accounting principles in the United States. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. Effective December 31, 2006, these effects are generally recognized in shareholders’ equity on an annual basis, due to the adoption of SFAS 158. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. The discount rate, the rate of compensation increase and the expected long-term rates of return on plan assets are determined as of the measurement date. A discount rate reflects a rate at which pension benefits could be effectively settled. It is established and based primarily on a study based on the Citigroup Pension Liability index, and a review of the current yields reported by Moody’s on AA corporate bonds or the yields of high-quality fixed-income investments available and expected to be available during the life of the plans. The rate of compensation increase is dependent on expected future compensation levels. The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy, the types of assets held and the target asset allocation. The expected long-term rate of return is determined as of the measurement date. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on input from its actuaries, outside investment advisors and information as to assumptions used by plan sponsors.

Changes in any of the assumptions can have an impact on the net periodic pension cost or postretirement benefit cost. Estimated sensitivities to the net periodic pension cost of a 0.25% rate decrease in the three basic assumptions are as follows: the discount rate would increase expense by approximately $7.6 million; the rate of compensation increase would decrease expense by approximately $4.4 million; and the estimated return on assets assumption would increase expense by approximately $5.8 million. A 0.25% rate decrease in the discount rate for postretirement benefits would increase net periodic postretirement benefit cost by $1.0 million and a 1.0% increase in the health-care cost trend rate would increase the cost by approximately $1.8 million.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. The standard also requires an entity to recognize changes in the funded status within Accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.

SFAS 158 also requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of SFAS 158 are effective for the Company for the fiscal year ending December 31, 2008. The Company has adopted the measurement provisions of SFAS 158, which resulted in an after-tax charge to Retained earnings in the amount of $3.7 million ($6.5 million pre-tax) in 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective for the Company starting on January 1, 2008. Refer to Note 23 in the consolidated financial statements for a full discussion on SFAS 157.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company starting on January 1, 2008. As of December 31, 2008, the Company has not elected the option available under SFAS 159.

Recently Issued Accounting Pronouncements:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No 51.” It clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, the statement requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. SFAS 160 is effective for the Company starting on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160 on its financial statements; however, the Company does not expect the impact to the consolidated financial statements to be material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company starting on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements; however, the Company does not expect the impact to the consolidated financial statements to be material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This pronouncement did not have a material impact on its financial statements.

In November 2008, the SEC issued for comment a proposed roadmap for the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required, in 2014, to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

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

We evaluate our exposure to changes in currency exchange rates using a sensitivity analysis. The sensitivity analysis is a measurement of the potential gain or loss in fair value based on a percentage increase or decrease in exchange rates against the U.S. dollar. Based on the firmly committed currency derivative instruments in place at December 31, 2008, a hypothetical change in fair value of those derivative instruments assuming a 10% increase in exchange rates against the U.S. dollar would result in an unrealized gain of approximately $23.9 million, as compared with an unrealized gain of $17.2 million at December 31, 2007. These amounts would be offset by changes in the fair value of the underlying currency transactions.

As a result of the Trane acquisition we are exposed to exchange rate cash flow risks related to interest payments on debt that is denominated in Pound Sterling. We evaluate our exposure to changes in the Pound Sterling using a sensitivity analysis. Based on the cross currency swap in place at December 31, 2008, a hypothetical change in fair value of the swap assuming a 10% increase in exchange rates against the US Dollar would result in an unrealized gain of approximately $9.3 million. These amounts would be offset by changes in the fair value of the underlying debt transaction.

Commodity Price Exposures

We are exposed to volatility in the prices of raw materials used in some of our products and use both fixed price contracts and in limited circumstances, derivative contracts, to manage this exposure. We evaluate our exposure to changes in commodity prices using a sensitivity analysis. The sensitivity analysis is a measurement of the potential gain or loss in fair value based on a percentage increase or decrease in commodity prices. Based on the firmly committed commodity derivative instruments in place at December 31, 2008, a hypothetical change in fair value of those derivative instruments assuming a 10% decrease in commodity prices would result in a loss of approximately $1.0 million, as compared with an unrealized loss of $2.4 million at December 31, 2007. These amounts would be offset by changes in the fair value of underlying the commodity transactions.

Interest Rate Exposure

Our long-term debt portfolio mainly consists of fixed-rate instruments. However, we are active in the commercial paper markets. These markets, by their terms, have a maturity of less than a year. As such, we are exposed to interest rate risk. In addition, we have borrowings up to $754 million as of December 31, 2008 under our senior unsecured bridge loan facility. The borrowing cost is LIBOR plus a spread. As LIBOR fluctuates, our cost for the borrowing under the facility will also fluctuate.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	The following consolidated financial statements and the report thereon of PricewaterhouseCoopers LLP dated February 27, 2009, are presented following Item 15 of this Annual Report on Form 10-K.

Consolidated Financial Statements:

Report of independent registered public accounting firm

Consolidated statements of income for the years ended December 31, 2008, 2007 and 2006

Consolidated balance sheets at December 31, 2008 and 2007

For the years ended December 31, 2008, 2007 and 2006:

Consolidated statements of shareholders’ equity

Consolidated statements of cash flows

Notes to consolidated financial statements

Financial Statement Schedule:

Consolidated schedule for the years ended December 31, 2008, 2007 and 2006:

Schedule II – Valuation and Qualifying Accounts

(b)	The unaudited quarterly financial data for the two years ended December 31, is as follows:

In millions, except per share amounts	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$2,163.3	$3,080.8	$4,313.2	$3,670.0
Cost of goods sold	(1,540.9)	(2,196.1)	(3,209.4)	(2,801.6)
Operating income (loss)	247.0	361.6	347.4	(3,529.8)
Net earnings (loss)	181.6	256.1	227.7	(3,290.2)
Earnings (loss) per common share:
Basic	$0.66	$0.89	$0.71	$(10.27)
Diluted	$0.66	$0.88	$0.70	$(10.27)
	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenues	$1,976.2	$2,224.6	$2,239.0	$2,323.3
Cost of goods sold	(1,416.0)	(1,589.7)	(1,608.2)	(1,658.1)
Operating income	208.6	274.1	276.3	298.8
Net earnings	217.5	964.1	266.6	2,518.5
Earnings per common share:
Basic	$0.71	$3.21	$0.94	$9.23
Diluted	$0.70	$3.17	$0.92	$9.06

1.	In the second quarter of 2007, basic and diluted earnings per common share included $2.25 and $2.22, respectively, related to the gain on sale of discontinued operations.
2.	In the fourth quarter of 2007, basic and diluted earnings per common share included $9.48 and $9.30, respectively, related to the gain on sale of discontinued operations. In addition, basic and diluted earnings per common share included a charge of $1.02 and $1.00, respectively relating to asbestos matters for a previously divested business of the Company.
3.	2008 amounts include the results of Trane since the acquisition date (June 5, 2008 through December 31, 2008).
4.	The fourth quarter of 2008 includes a one-time, non-cash charge of $3,710.0 million ($3,385.0 after-tax) related to the impairment of assets.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

The information called for by Part III (Items 10, 11, 12, and 13) of Form 10-K will be included in the Company’s Proxy Statement for the Company’s 2008 Annual General Meeting of Shareholders, which the Company intends to file within 120 days after the close of its fiscal year ended December 31, 2008 and is hereby incorporated by reference to such Proxy Statement, except that the information as to the Company’s executive officers which follows Item  4 in this Annual Report on Form 10-K, is incorporated by reference into Items 10 and 12, respectively, of this Report.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained under the caption “Audit and Non-Audit Fees” in our 2008 Proxy Statement.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULE

(a) 1. and 2.	Financial statements and financial statement schedule See Item 8.

3.	Exhibits
The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

INGERSOLL-RAND COMPANY LIMITED

INDEX TO EXHIBITS

(Item 15(a))

Description

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), Ingersoll-Rand Company Limited (the “Company”) has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

(a) Exhibits

Exhibit No.	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated as of October 31, 2001, among Ingersoll-Rand Company Limited, Ingersoll-Rand Company and IR Merger Corporation	Incorporated by reference to Annex I to the proxy statement/prospectus included as part of the Company’s Registration Statement on Form S-4 (File No. 333-71642) initially filed with the SEC on October 16, 2001 and subsequently amended on October 30, 2001.

2.2	Stock and Asset Purchase Agreement, dated as of October 16, 2002, between Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries and The Timken Company, on behalf of itself and certain of its subsidiaries	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on October 17, 2002.

2.3	Amendment to the Stock and Asset Purchase Agreement, dated as of February 18, 2003, amending the Stock Purchase Agreement, dated as of October 16, 2002, between Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries and The Timken Company, on behalf of itself and certain of its subsidiaries	Incorporated by reference to Exhibit 2 to the Company’s Schedule 13D (File No. 005-10450) filed with the SEC on February 28, 2003.

2.4	Equity Purchase Agreement between FRC Acquisition LLC, on behalf of itself and the other buyers named therein, and Ingersoll-Rand Company Limited, on behalf of itself and the other sellers named therein, dated August 25, 2004, in connection with the divestiture of Dresser-Rand	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on August 26, 2004.

2.5	Asset and Stock Purchase Agreement, dated as of February 27, 2007, among Ingersoll-Rand Company limited, on behalf of itself and the other sellers named therein, and AB Volvo (publ), on behalf of itself and the other buyers named therein	Incorporated by reference to Exhibit 2.01 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on February 28, 2007.

2.6	Asset and Stock Purchase Agreement, dated as of July 29, 2007, among Ingersoll-Rand Company Limited, on behalf of itself and certain of its subsidiaries, and Doosan Infracore Co., Ltd. and Doosan Engine Co., Ltd., on behalf of themselves and certain of their subsidiaries	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on July 31, 2007.

2.7	Agreement and Plan of Merger, dated as of December 15, 2007, among the Company, Indian Merger Sub, Inc. and Trane Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 17, 2007.

2.8	Separation and Distribution Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc.	Incorporated by reference to Exhibit 2.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

3.1	Memorandum of Association of Ingersoll-Rand Company Limited	Incorporated by reference to Annex II to the proxy statement/prospectus included as part of the Company’s Registration Statement on Form S-4 (File No. 333-71642) initially filed with the SEC on October 16, 2001 and subsequently amended on October 30, 2001.

3.2	Amended and Restated Bye-Laws of Ingersoll-Rand Company Limited, dated June 4, 2008	Filed herewith.

4.1	Certificate of Designation, Preferences and Rights of Series A Preference Shares of Ingersoll-Rand Company Limited	Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-71642) filed with the SEC on October 30, 2001.

4.2	Rights Agreement between Ingersoll-Rand Company Limited and The Bank of New York, as Rights Agent (expired in December 2008)	Incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-71642) filed with the SEC on October 30, 2001.

4.3	Voting Agreement between Ingersoll-Rand Company Limited and Ingersoll-Rand Company	Incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-71642) filed with the SEC on October 30, 2001.

4.4	Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as Trustee (replacing the Indenture originally filed as Exhibit 4.1 to the Company’s Form 10-Q (File No. 001-16831) for the period ended September 30, 2008 as filed with the SEC on 11/07/2008)	Filed herewith.

4.5	First Supplemental Indenture, dated as of August 15, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as Trustee, to the Indenture	Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on August 18, 2008.

4.6	Form of 6.0% Senior Notes due 2013	Included as part of Exhibit 4.2.

4.7	Form of Guarantee to 6.0% Senior Notes due 2013	Included as part of Exhibit 4.2.

4.8	Form of 6.875% Senior Notes due 2018	Included as part of Exhibit 4.2.

4.9	Form of Guarantee to 6.875% Senior Notes due 2018	Included as part of Exhibit 4.2.

4.10	Form of Senior Floating Rate Notes due 2010	Included as part of Exhibit 4.2.

4.11	Form of Guarantee to Senior Floating Rate Notes due 2010	Included as part of Exhibit 4.2.

4.12	The Company and its subsidiaries are parties to several long-term debt instruments under which in each case the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.	Pursuant to paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Issuing and Paying Agency Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and JPMorgan Chase Bank, National Association, dated as of May 22, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on May 29, 2008.

10.2	Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and J.P. Morgan Securities Inc., dated as of May 22, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on May 29, 2008.

10.3	Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and Banc of America Securities LLC, dated as of May 22, 2008	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on May 29, 2008.

10.4	Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and Citigroup Global Markets Inc., dated as of May 22, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on May 29, 2008.

10.5	Commercial Paper Dealer Agreement among Ingersoll-Rand Global Holding Company Limited, Ingersoll-Rand Company Limited and Deutsche Bank Securities Inc., dated as of May 22, 2008	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on May 29, 2008.

10.6	Credit Agreement, dated as of June 25, 2004, among Ingersoll-Rand Company and Ingersoll-Rand Company Limited, the banks listed therein, The JPMorgan Chase Bank, as Administrative Agent, Citibank N.A., and Deutsche Bank Securities Inc., as Co-Syndication Agents, and The Bank of Tokyo-Mitsubishi, Ltd, as Documentation Agent, and J.P. Morgan Securities Inc., as Lead Arranger and Bookrunner	Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-16831) filed with the SEC on March 16, 2005.

10.7	Credit Agreement dated as of August 12, 2005, among Ingersoll-Rand Company and Ingersoll-Rand Company Limited, the banks listed therein, and Citicorp USA, Inc., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and UBS Securities LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Lead Arrangers and Bookrunners	Incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16831) filed with the SEC on March 1, 2006.

10.8	Credit Agreement, dated as of June 5, 2008, among Ingersoll-Rand Company Limited; Ingersoll-Rand Global Holding Company Limited; JPMorgan Chase Bank, N.A., as administrative agent; Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P., as syndication agents; J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunners; and the lending institutions from time to time parties thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 5, 2008.

10.9	Credit Agreement, dated as of June 27, 2008, among Ingersoll-Rand Company Limited; Ingersoll-Rand Global Holding Company Limited; J.P. Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo Mitsubishi, Ltd., New York Branch, BNP Paribas and William Street LLC, as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain lending institutions from time to time parties thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 30, 2008.

10.10	Steven R. Shawley Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.11	Addendum to Steven R. Shawley Offer Letter, dated August 7, 2008	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.12	David R. Pannier Offer Letter, dated April 7, 2008	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.13	Didier Teirlinck Offer Letter, dated June 5, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on June 10, 2008.

10.14	Addendum to Didier Teirlinck Offer Letter, dated July 17, 2008	Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.15	Steven B. Hochhauser Offer Letter, dated June 6, 2008 (as revised on June 10, 2008)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.16	Richard J. Weller Offer Letter dated September 8, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on September 10, 2008.

10.17	Management Incentive Unit Plan of Ingersoll-Rand Company. Amendment to the Management Incentive Unit Plan, effective January 1, 1982. Amendment to the Management Incentive Unit Plan, effective January 1, 1987. Amendment to the Management Incentive Unit Plan, effective June 3, 1987	Incorporated by reference to Ingersoll-Rand Company’s Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-985) filed with the SEC on March 30, 1994.

10.18	Reorganization Amendment to Management Incentive Unit Plan dated December 31, 2001	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-16831) filed with the SEC on March 31, 2002.

10.19	Amendment to the Ingersoll-Rand Company Management Incentive Unit Plan dated December 22, 2008	Filed herewith.

10.20	Description of Annual Incentive Arrangements for Chairman, President, Sector Presidents and other Staff Officers of Ingersoll-Rand Company Limited	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16831) filed with the SEC on March 1, 2006.

10.21	Description of Performance Share Program for Chairman, President and Chief Executive Officer and the other Participants of Ingersoll-Rand Company Limited	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-16831) filed with the SEC on February 29, 2008.

10.22	Form of Change in Control Agreement with Tier 1 Officers of Ingersoll-Rand Company Limited, dated as of December 1, 2006	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.23	Form of Change in Control Agreement with Tier 2 Officers of Ingersoll-Rand Company Limited, dated as of December 1, 2006	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 4, 2006.

10.24	Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll- Rand Company	Incorporated by reference to Ingersoll-Rand Company’s Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-985) filed with the SEC on March 30, 1994.

10.25	Executive Supplementary Retirement Agreement for selected executive officers of Ingersoll- Rand Company	Incorporated by reference to Ingersoll-Rand Company’s Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-985) filed with the SEC on March 26, 1997.

10.26	Amendment to Executive Supplementary Retirement Agreement dated December 22, 2008	Filed herewith.

10.27	Forms of insurance and related letter agreements with certain executive officers of Ingersoll-Rand Company	Incorporated by reference to Ingersoll-Rand Company’s Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-985) filed with the SEC on March 30, 1994.

10.28	Ingersoll-Rand Company Supplemental Pension Plan (Amended and Restated Effective January 1, 2005)	Filed herewith.

10.29	Ingersoll-Rand Company Supplemental Pension Plan II (Effective January 1, 2005)	Filed herewith.

10.30	Ingersoll-Rand Company Supplemental Employee Savings Plan (Amended and Restated Effective January 1, 2009)	Filed herewith.

10.31	Ingersoll-Rand Company Supplemental Employee Savings Plan II (Effective January 1, 2005 and Amended and Restated through January 1, 2009)	Filed herewith.

10.32	Incentive Stock Plan of 1995 (as amended)	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-130047) filed with the SEC on December 1, 2005.

10.33	Senior Executive Performance Plan	Incorporated by reference to Appendix A to Ingersoll-Rand Company’s Notice of 2000 Annual Meeting of Shareholders and Proxy Statement of Ingersoll-Rand Company dated March 7, 2000.

10.34	Amended and Restated Elected Officers Supplemental Plan, dated December 31, 2004	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-16831) filed with the SEC on March 16, 2005.

10.35	Amendment, dated February 1, 2006, to Amended and Restated Elected Officers Supplemental Plan, dated December 31, 2004	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16831) filed with the SEC on March 1, 2006.

10.36	Ingersoll-Rand Company Elected Officers Supplemental Program II (Effective January 1, 2005 and Amended and Restated through January 1, 2009)	Filed herewith.

10.37	Herbert L. Henkel Letter, dated February 4, 2009, relating to his benefits under the Ingersoll-Rand Company Elected Officers Supplemental Program II	Filed herewith.

10.38	Amended and Restated Incentive Stock Plan of 1998	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-130047) filed with the SEC on December 1, 2005.

10.39	Amendment to the Ingersoll-Rand Company Limited Amended and Restated Incentive Stock Plan of 1998, dated December 7, 2005	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on December 9, 2005.

10.40	Composite Employment Agreement with Chief Executive Officer	Incorporated by reference to Ingersoll-Rand Company’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-985) filed with the SEC on March 30, 2000.

10.41	Employment Agreement with Michael Lamach, Senior Vice President	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-16831) filed with the SEC on February 27, 2004.

10.42	Michael W. Lamach Addendum, dated June 4, 2008	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on 06/10/2008.

10.43	Michael W. Lamach Letter, dated February 4, 2009	Filed herewith.

10.44	Employment Agreement with James R. Bolch, Senior Vice President	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16831) filed with the SEC on March 1, 2006.

10.45	Addendum, dated December 8, 2005, to Employment Agreement with James R. Bolch	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16831) filed with the SEC on March 1, 2006.

10.46	Amended and Restated Estate Enhancement Program, dated June 1, 1998, and the related form agreements	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006 (File No. 001-16831) filed with the SEC on May 5, 2006.

10.47	First Amendment to the Amended and Restated Estate Enhancement Program, dated December 31, 2001	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006 (File No. 001-16831) filed with the SEC on May 5, 2006.

10.48	Employment Agreement with William Gauld, Senior Vice President, dated September 7, 2006	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.49	Employment Agreement with Marcia J. Avedon, Senior Vice President, dated January 8, 2007	Incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-16831) filed with the SEC on March 1, 2007.

10.50	Ingersoll-Rand Company Limited Incentive Stock Plan of 2007	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-143716) filed with the SEC on June 13, 2007.

10.51	IR-Limited Director Deferred Compensation Plan and Stock Award Plan, as amended and restated effective January 1, 2009	Filed herewith.

10.52	IR-Limited Director Deferred Compensation Plan and Stock Award Plan II, as amended and restated effective January 1, 2009	Filed herewith.

10.53	IR Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009	Filed herewith

10.54	Executive Deferred Compensation Plan II, as amended and restated effective January 1, 2009	Filed herewith.

10.55	Form of IR Stock Option Grant Agreement	Filed herewith.

10.56	Form of IR Restricted Share Unit Grant Agreement	Filed herewith.

10.57	Form of IR Performance Share Unit Grant Agreement (for performance years 2009-2010)	Filed herewith.

10.58	Form of IR Performance Share Unit Grant Agreement (for performance years 2009-2011)	Filed herewith.

10.59	Deferred Prosecution Agreement between Ingersoll-Rand Company Limited and the United States Department of Justice, Criminal Division, Fraud Section filed as of October 31, 2007	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on November 1, 2007.

10.60	Trane Inc. 2002 Omnibus Incentive Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 (File No. 333-149537) filed with the SEC on June 12, 2008.

10.61	Trane Inc. Stock Incentive Plan	Incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 (File No. 333-149537) filed with the SEC on June 12, 2008.

10.62	Trane Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-151607) filed with the SEC on June 12, 2008.

10.63	Trane Inc. Supplemental Savings Plan (restated to include all amendments through June 5, 2008)	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the period ended June 30, 2008 (File No. 001-16831) filed with the SEC on August 8, 2008.

10.64	Trane Inc. Executive Supplemental Retirement Benefit Program (restated to include all amendments through December 6, 2007)	Incorporated by reference to Exhibit 10.9 to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-11415) filed with the SEC on February 20, 2008.

10.65	Trane Inc. Corporate Officer Severance Plan (restated to include all amendments through December 6, 2007)	Incorporated by reference to Exhibit 10.12 to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-11415) filed with the SEC on February 20, 2008.

10.66	Addendum to Trane Inc. Stock Incentive Plan to comply with local regulations in the United Kingdom with respect to options granted in that country	Incorporated by reference to Exhibit (10)(xii) to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-11415) filed with the SEC on March 30, 2000.

10.67	Addendum to Trane Inc. Stock Incentive Plan revised to comply with local regulations in France with respect to options granted in that country	Incorporated by reference to Exhibit (10)(xiii) to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-11415) filed with the SEC on March 30, 2000.

10.68	Second Addendum for French Participants to Trane Inc. Stock Incentive Plan in governing options granted to participants in France on or after May 16, 2001	Incorporated by reference to Exhibit (10)(xix) to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-11415) filed with the SEC on March 14, 2003.

10.69	Addendum to Trane Inc. Stock Incentive Plan for Canadian participants to comply with local regulation in Canada with respect to options granted in that country	Incorporated by reference to Exhibit 10.2 to Trane Inc.’s Form 10-Q for the period ended June 30, 2004 (File No. 001-11415) filed with the SEC on July 29, 2004.

10.70	Form of Trane Stock Option Agreement for U.S. Employees	Incorporated by reference to Exhibit 10.39 to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-11415) filed with the SEC on February 24, 2006.

10.71	Form of Trane Stock Option Agreement for Non-U.S. Employees	Incorporated by reference to Exhibit 10.40 to Trane Inc.’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-11415) filed with the SEC on February 24, 2006.

10.72	Tax Sharing Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries	Incorporated by reference to Exhibit 10.1 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.73	Transition Services Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc.	Incorporated by reference to Exhibit 10.2 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.74	Employee Matters Agreement, dated as of July 16, 2007, by and between American Standard Companies Inc. and WABCO Holdings Inc.	Incorporated by reference to Exhibit 10.3 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

10.75	Indemnification and Cooperation Agreement, dated as of July 16, 2007, by and among American Standard Companies Inc. and certain of its subsidiaries and WABCO Holdings Inc. and certain of its subsidiaries	Incorporated by reference to Exhibit 10.4 to Trane Inc.’s Form 8-K (File No. 001-11415) filed with the SEC on July 20, 2007.

12	Computations of Ratios of Earnings to Fixed Charges	Filed herewith.

21	List of Subsidiaries of Ingersoll-Rand Company Limited	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of Analysis, Research & Planning Corporation	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED

(Registrant)

By:	/S/ Herbert L. Henkel
(Herbert L. Henkel) Chief Executive Officer
Date:	February 27, 2009

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Herbert L. Henkel (Herbert L. Henkel)	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/S/ Steven R. Shawley (Steven R. Shawley)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/S/ Richard J. Weller (Richard J. Weller)	Vice President and Controller (Principal Accounting Officer)	February 27, 2009

/S/ Ann C. Berzin (Ann C. Berzin)	Director	February 27, 2009

/S/ Jared L. Cohon (Jared L Cohon)	Director	February 27, 2009

/S/ Gary D. Forsee (Gary D. Forsee)	Director	February 27, 2009

/S/ Peter C. Godsoe (Peter C. Godsoe)	Director	February 27, 2009

/S/ Edward E. Hagenlocker (Edward E. Hagenlocker)	Director	February 27, 2009

/S/ Constance Horner (Constance Horner)	Director	February 27, 2009

/S/ H. William Lichtenberger (H. William Lichtenberger)	Director	February 27, 2009

/S/ Theodore E. Martin (Theodore E. Martin)	Director	February 27, 2009

/S/ Patricia Nachtigal (Patricia Nachtigal)	Director	February 27, 2009

/S/ Orin R. Smith (Orin R. Smith)	Director	February 27, 2009

/S/ Richard J. Swift (Richard J. Swift)	Director	February 27, 2009

/S/ Tony L. White (Tony L. White)	Director	February 27, 2009

INGERSOLL-RAND COMPANY LIMITED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ingersoll-Rand Company Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Ingersoll-Rand Company Limited and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertainty in income taxes effective January 1, 2007, and the manner in which it accounts for its defined benefit pension and other postretirement plans in 2006 and 2008.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 27, 2009

Ingersoll-Rand Company Limited

Consolidated Statements of Income

In millions, except per share amounts

For the years ended December 31,	2008	2007	2006
Net revenues	$13,227.4	$8,763.1	$8,033.7
Cost of goods sold	(9,748.1)	(6,272.0)	(5,768.4)
Selling and administrative expenses	(2,343.1)	(1,433.3)	(1,266.8)
Asset impairment	(3,710.0)	-	-
Operating income (loss)	(2,573.8)	1,057.8	998.5
Interest expense	(245.4)	(136.2)	(133.6)
Other, net	43.2	15.9	(7.3)
Earnings (loss) before income taxes	(2,776.0)	937.5	857.6
(Provision) benefit for income taxes	208.6	(204.4)	(92.6)
Earnings (loss) from continuing operations	(2,567.4)	733.1	765.0
Discontinued operations, net of tax	(57.4)	3,233.6	267.5
Net earnings (loss)	$(2,624.8)	$3,966.7	$1,032.5

Basic earnings (loss) per common share:
Continuing operations	$(8.54)	$2.52	$2.39
Discontinued operations	(0.19)	11.12	0.84
Net earnings (loss)	$(8.73)	$13.64	$3.23

Diluted earnings (loss) per common share:
Continuing operations	$(8.54)	$2.48	$2.37
Discontinued operations	(0.19)	10.95	0.83
Net earnings (loss)	$(8.73)	$13.43	$3.20

See accompanying notes to consolidated financial statements.

Ingersoll-Rand Company Limited

Consolidated Balance Sheets

In millions, except share amounts

December 31,	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$550.2	$4,735.3
Accounts and notes receivable, net	2,428.5	1,660.7
Inventories	1,615.1	827.2
Other current assets	805.9	477.5
Total current assets	5,399.7	7,700.7

Property, plant and equipment, net	1,968.5	904.9
Goodwill	6,620.1	3,993.3
Intangible assets, net	5,214.1	724.6
Other noncurrent assets	1,722.1	1,052.7
Total assets	$20,924.5	$14,376.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,046.5	$721.2
Accrued compensation and benefits	508.8	338.9
Accrued expenses and other current liabilities	1,605.7	1,434.6
Short-term borrowings and current maturities of long-term debt	2,350.4	741.0
Total current liabilities	5,511.4	3,235.7

Long-term debt	2,773.7	712.7
Postemployment and other benefit liabilities	1,865.5	941.9
Deferred income taxes	2,184.8	539.9
Other noncurrent liabilities	1,827.0	940.6
Minority interests	100.7	97.5

Shareholders’ equity:
Class A common shares, $1 par value (370,813,037 and 370,035,087 shares issued at December 31, 2008 and 2007, respectively, and net of 52,020,439 and 97,421,234 shares owned by subsidiary at December 31, 2008 and 2007, respectively)	318.8	272.6
Capital in excess of par value	2,246.0	-
Retained earnings	4,547.4	7,388.8
Accumulated other comprehensive income (loss)	(450.8)	246.5
Total shareholders’ equity	6,661.4	7,907.9
Total liabilities and shareholders’ equity	$20,924.5	$14,376.2

See accompanying notes to consolidated financial statements.

Ingersoll-Rand Company Limited

Consolidated Statements of Shareholders’ Equity

	Total shareholders’ equity	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Comprehensive income
In millions, except per share amounts		Amount	Shares

Balance at December 31, 2005	$5,761.9	$330.7	330.7	$-	$5,558.8	$(127.6)
Net earnings	1,032.5	-	-	-	1,032.5	-	$1,032.5
Currency translation	258.8	-	-	-	-	258.8	258.8
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax of $0.8	(7.3)	-	-	-	-	(7.3)	(7.3)
Minimum pension liability adjustment, net of tax of $3.2	(9.2)	-	-	-	-	(9.2)	(9.2)
Total comprehensive income							$1,274.8
Adoption of FASB Statement No. 158, net of tax of $268.2	(472.8)	-	-	-	-	(472.8)
Shares issued under incentive stock plans	111.2	3.8	3.8	107.4	-	-
Repurchase of common shares by subsidiary	(1,096.3)	(27.7)	(27.7)	(151.0)	(917.6)	-
Share-based compensation	43.6	-	-	43.6	-	-
Cash dividends, declared and paid ($0.68 per share)	(217.6)	-	-	-	(217.6)	-
Balance at December 31, 2006	5,404.8	306.8	306.8	-	5,456.1	(358.1)
Adoption of FIN 48	(145.6)	-	-	-	(145.6)	-
Net earnings	3,966.7	-	-	-	3,966.7	-	$3,966.7
Currency translation	411.9	-	-	-	-	411.9	411.9
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax of $1.7	(2.2)	-	-	-	-	(2.2)	(2.2)
Pension and OPEB adjustments, net of tax of $130.0	194.9	-	-	-	-	194.9	194.9
Total comprehensive income							$4,571.3
Shares issued under incentive stock plans	196.6	5.5	5.5	191.1	-	-
Repurchase of common shares by subsidiary	(1,999.9)	(39.7)	(39.7)	(281.6)	(1,678.6)	-
Share-based compensation	90.5	-	-	90.5	-	-
Cash dividends, declared and paid ($0.72 per share)	(209.8)	-	-	-	(209.8)	-
Balance at December 31, 2007	7,907.9	272.6	272.6	-	7,388.8	246.5
Net loss	(2,624.8)	-	-	-	(2,624.8)	-	$(2,624.8)
Currency translation	(238.8)	-	-	-	-	(238.8)	(238.8)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax of $2.7	3.5	-	-	-	-	3.5	3.5
Pension and OPEB adjustments, net of tax of $254.8	(463.3)	-	-	-	-	(463.3)	(463.3)
Total comprehensive income							$(3,323.4)
Effects of measurement date change pursuant to FASB Statement No. 158 service cost, interest cost and expected return on plan assets for December 1 - December 31, 2007, net of tax of $1.4	(2.4)	-	-	-	(2.4)	-
Amortization of net transition obligation, prior service cost and net actuarial losses for December 1 - December 31, 2007, net of tax of $1.4	-	-	-	-	(1.3)	1.3
Shares issued under incentive stock plans	32.0	0.8	0.8	31.2	-	-
Repurchase of common shares by subsidiary	(2.0)	-	-	(2.0)	-	-
Treasury shares issued as Trane merger consideration	2,035.1	45.4	45.4	1,989.7	-	-
Conversion of Trane options to IR options	184.0	-	-	184.0	-	-
Share-based compensation	43.1	-	-	43.1	-	-
Cash dividends, declared and paid ($0.72 per share)	(212.9)	-	-	-	(212.9)	-
Balance at December 31, 2008	$6,661.4	$318.8	318.8	$2,246.0	$4,547.4	$(450.8)

See accompanying notes to consolidated financial statements.

Ingersoll-Rand Company Limited

Consolidated Statements of Cash Flows

In millions

For the years ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(2,624.8)	$3,966.7	$1,032.5
Loss (income) from discontinued operations, net of tax	57.4	(3,233.6)	(267.5)
Adjustments to arrive at net cash provided by (used in) operating activities:
Asset impairment charge	3,710.0	-	-
Depreciation and amortization	453.1	138.8	148.8
(Gain)/loss on sale of property, plant and equipment	(0.1)	(0.7)	0.2
Minority interests, net of dividends	2.5	17.9	9.2
Equity earnings, net of dividends	9.9	(1.0)	0.1
Stock settled share based compensation	42.3	31.0	20.7
Deferred income taxes	(334.0)	146.6	27.8
Other items	(35.8)	30.6	(12.2)
Changes in other assets and liabilities (Increase) decrease in:
Accounts and notes receivable	245.3	46.2	(94.4)
Inventories	120.7	75.4	(21.4)
Other current and noncurrent assets	119.9	(32.3)	(93.6)
Increase (decrease ) in:
Accounts payable	(208.5)	(88.1)	182.1
Other current and noncurrent liabilities	(1,201.1)	(267.6)	(119.2)
Net cash (used in) provided by continuing operating activities	356.8	829.9	813.1
Net cash (used in) provided by discontinued operating activities	(25.9)	66.2	141.7
Cash flows from investing activities:
Capital expenditures	(306.0)	(119.7)	(144.8)
Proceeds from sale of property, plant and equipment	77.4	14.2	9.6
Acquisitions, net of cash acquired	(7,107.3)	(25.7)	(49.7)
Proceeds from business dispositions, net of cash	52.9	6,154.3	-
Proceeds from sales and maturities of marketable securities	7.8	0.7	155.8
Other	(31.2)	28.6	0.4
Net cash (used in ) provided by continuing investing activities	(7,306.4)	6,052.4	(28.7)
Net cash (used in) provided by discontinued investing activities	-	(57.7)	(132.5)
Cash flows from financing activities:
Proceeds from bridge loan	2,950.0	-	-
Payments of bridge loan	(2,196.0)	-	-
Commercial paper program (net)	998.7	(378.0)	378.0
Other short-term borrowings (net)	5.8	(31.9)	(8.8)
Proceeds from long-term debt	1,610.4	2.0	4.0
Payments of long-term debt	(384.5)	(141.8)	(513.7)
Net proceeds (repayments) in debt	2,984.4	(549.7)	(140.5)
Debt issue costs	(23.0)	-	-
Proceeds from exercise of stock options	18.5	160.2	95.7
Excess tax benefit from share based compensation	13.1	36.1	15.5
Dividends paid	(212.9)	(209.8)	(217.6)
Repurchase of common shares by subsidiary	(2.0)	(1,999.9)	(1,096.3)
Net cash (used in) provided by continuing financing activities	2,778.1	(2,563.1)	(1,343.2)
Net cash (used in ) provided by discontinued financing activities	-	-	-
Effect of exchange rate changes on cash and cash equivalents	12.3	51.8	29.4
Net increase (decrease) in cash and cash equivalents	(4,185.1)	4,379.5	(520.2)
Cash and cash equivalents - beginning of period	4,735.3	355.8	876.0
Cash and cash equivalents - end of period	$550.2	$4,735.3	$355.8

Cash paid during the year for:
Interest, net of amounts capitalized	$81.7	$95.3	$105.2
Income taxes, net of refunds	$1,058.0	$470.1	$195.3

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF COMPANY

Ingersoll-Rand Company Limited (IR-Limited), a Bermuda company, and its consolidated subsidiaries (the Company) is a diversified, global company that provides products, services and solutions to enhance the quality and comfort of air in homes and buildings, transport and protect food and perishables, secure homes and commercial properties, and increase industrial productivity and efficiency. The Company’s business segments consist of Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies, each with strong brands and leading positions within their respective markets. The Company generates revenue and cash primarily through the design, manufacture, sale and service of a diverse portfolio of industrial and commercial products that include well-recognized, premium brand names such as Club Car®, Hussmann®, Ingersoll-Rand®, Schlage®, Thermo King® and Trane®

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Basis of Presentation:  As discussed in Note 3, the Company acquired Trane Inc. (Trane) at the close of business on June 5, 2008 (the Acquisition Date). As a result of the acquisition, the results of the operations of Trane have been included in the statement of financial position at December 31, 2008 and the consolidated statements of operations and cash flows since the Acquisition Date.

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

Marketable Securities:  The Company has classified its marketable securities as available-for-sale in accordance with the guidance under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale marketable securities are accounted for at market prices, with the unrealized gain or loss, less applicable deferred income taxes, recorded within Accumulated other comprehensive income (loss). If any of the Company’s marketable securities experience other than temporary declines in value as defined by Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” a loss is recorded in the Consolidated Statement of Income.

Inventories:  Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method. At December 31, 2008 and 2007, approximately 45% and 20%, respectively, of all inventory utilized the LIFO method.

Allowance for Doubtful Accounts:  The Company has provided an allowance for doubtful accounts reserve which represents the best estimate of probable loss inherent in the Company’s account receivables portfolio. This estimate is based upon company policy, derived from knowledge of its end markets, customer base and products. The Company reserved $51.2 million and $12.2 million for doubtful accounts as of December 31, 2008 and 2007, respectively.

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

Buildings	10 to 50 years
Machinery and equipment	3 to 15 years
Software	2 to 7 years

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

Goodwill and Intangible Assets:  The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The Company tests for impairment during the fourth quarter of its fiscal year.

Recoverability of goodwill is measured at the reporting unit level and determined using a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value exceeds the fair value, impairment exists and must be recognized. Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the fair value of the respective intangible assets. Any excess of the carrying value over the fair value is recognized as an impairment loss.

Intangible assets such as patents, customer-related intangible assets and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The range of useful lives is as follows:

Customer relationships	20 years
Trademarks	25 years
Completed technology/patents	10 years
Other	10 years	*
*	Excludes the effect of intangibles acquired as a part of the acquisition of Trane and fully expensed in 2008

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

Treasury Stock:  The Company, through one of its consolidated subsidiaries, repurchases IR-Limited’s Class A common shares from time to time in the open market and in privately negotiated transactions as authorized by the Board of Directors. These repurchases are based upon current market conditions and the discretion of management. Amounts are recorded at cost and included within the Shareholders’ equity section. For the year ended December 31, 2008 and 2007, Class A common shares owned by the Company amounted to 52.0 million and 97.4 million, respectively. The reduction from 2007 was a result of the issuance of 45.4 million IR-Limited Class A common shares to fund the equity portion of the consideration paid for the Trane acquisition.

Revenue Recognition:  Revenue is recognized and earned when all of the following criteria are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) price is fixed or determinable; (c) collectability is reasonably assured; and (d) delivery has occurred or service has been rendered. Delivery generally occurs when the title and the risks and rewards of ownership have substantially transferred to the customer. Revenue from maintenance contracts or extended warranties is recognized on a straight-line basis over the life of the contract, unless another method is more representative of the costs incurred. The Company enters into agreements that contain multiple elements, such as equipment, installation and service revenue. For multiple-element arrangements, the Company recognizes revenue for delivered elements when the delivered item has stand-alone value to the customer, fair values of undelivered elements are known, customer acceptance has occurred, and only customary refund or return rights exist related to the delivered elements. Revenues from certain of our equipment and the related installation sold under construction-type contracts are recorded using the percentage-of-completion method in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues associated with contracts accounted for under the percentage of completion method of accounting amounted to approximately five percent of the Company’s 2008 net revenues.

Environmental Costs:  The Company is subject to laws and regulations relating to protecting the environment. Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs are recorded when they are probable and can be reasonably estimated, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. The assessment of this liability, which is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies, and is not discounted.

Asbestos Matters:  Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. The Company records a liability for its actual and anticipated future claims as well as an asset for anticipated insurance settlements. Although the Company was neither a manufacturer nor producer of asbestos, some of its formerly manufactured components from third party suppliers utilized asbestos related components. As a result, amounts related to asbestos are recorded within Discontinued operations, net of tax, except for amounts related to Trane asbestos liabilities, which are recorded in continuing operations. Refer to Note 22 for further details of asbestos related matters.

Research and Development Costs:  The Company conducts research and development activities for the purpose of developing and improving new products and services. These expenditures, including qualifying engineering costs, are expensed when incurred and included in Cost of goods sold. For the years ended December 31, 2008, 2007 and 2006, these expenditures amounted to $131.6 million, $128.6 million and $126.7 million, respectively. The Company also incurs engineering costs that are not considered research and development expenditures.

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

Employee Benefit Plans:  The Company provides a range of benefits to eligible employees and retired employees, including pensions, postretirement and post-employment benefits. Determining the cost associated with such benefits is dependent on various actuarial assumptions, including discount rates, expected return on plan assets, compensation increases, employee mortality and turnover rates, and health-care cost trend rates. Actuaries perform the required calculations to determine expense in accordance with generally accepted accounting principles in the United States. Actual results may differ from the actuarial assumptions and are generally accumulated and amortized into earnings over future periods. Effective December 31, 2006, these amounts are generally recognized into Shareholders’ equity on an annual basis, due to the adoption of SFAS 158. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. In 2008, the Company changed the measurement date for all defined benefit plans from November 30 to December 31, as required by the measurement date provision of SFAS 158.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. The standard also requires an entity to recognize changes in the funded status within Accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.

SFAS 158 also requires an entity to measure its defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The measurement date provisions of SFAS 158 are effective for the Company for the fiscal year ending December 31, 2008. The Company has adopted the measurement provisions of SFAS 158, which resulted in an after-tax charge to Retained earnings in the amount of $3.7 million ($6.5 million pre-tax) in 2008. Plans acquired during 2008 were not impacted by this change.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective for the Company starting on January 1, 2008. Refer to Note 23 in the consolidated financial statements for a full discussion on SFAS 157.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company starting on January 1, 2008. As of December 31, 2008, the Company has not elected the option available under SFAS 159.

Recently Issued Accounting Pronouncements:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No 51.” It clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, the statement requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. SFAS 160 is effective for the Company starting on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160 on its financial statements; however, the Company does not expect the impact to the consolidated financial statements to be material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company starting on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements; however, the Company does not expect the impact to the consolidated financial statements to be material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This pronouncement did not have a material impact on the Company’s financial statements.

In November 2008, the SEC issued for comment a proposed roadmap for the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International

Accounting Standards Board (IASB). Under the proposed roadmap, we could be required, in 2014, to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

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

The Company paid a combination of (i) 0.23 of an IR-Limited Class A common share and (ii) $36.50 in cash, without interest, for each outstanding share of Trane common stock. The total cost of the acquisition was approximately $9.6 billion, including change in control payments and direct costs of the transaction. The Company financed the cash portion of the acquisition with a combination of cash on hand, commercial paper and a 364-day senior unsecured bridge loan facility.

The components of the purchase price were as follows:

In billions
Cash consideration	$7.3
Stock consideration (Issuance of 45.4 million IR-Limited Class A common shares)	2.0
Estimated fair value of Trane stock options converted to 7.4 million IR-Limited stock options	0.2
Transaction costs	0.1
Total	$9.6

The following table summarizes the preliminary fair values of the Trane assets acquired and liabilities assumed at the Acquisition Date.

In millions	June 5, 2008
Current assets:
Cash and cash equivalents	$317.5
Accounts and notes receivable	1,185.6
Inventories	970.5
Other current assets	462.0
Total current assets	2,935.6

Property, plant and equipment	1,060.4
Goodwill	5,529.9
Intangible assets	5,576.0
Other noncurrent assets	719.4
Total assets	$15,821.3

Current liabilities:
Accounts payable	$562.9
Accrued compensation and benefits	225.7
Accrued expenses and other current liabilities	1,062.3
Short-term borrowings and current maturities of long-term debt	254.3
Total current liabilities	2,105.2

Long-term debt	476.3
Postemployment and other benefit liabilities	318.0
Deferred income taxes	2,291.1
Other noncurrent liabilities	1,012.7
Minority interests	7.7
Total liabilities and minority interests	$6,211.0
Net assets acquired	$9,610.3

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

The Company recorded intangible assets based on their estimated fair value, and consisted of the following:

In millions	Useful life	Amount
Tradenames	Indefinite	$3,418.0
Customer relationships	17 -18 Years	1,871.0
Completed technology/patents	5 - 15 Years	158.0
In-process research and development	Expensed	26.0
License agreement	7 Years	4.0
Backlog	1 - 6 Months	99.0
Total		$5,576.0

The Company has allocated $3,418.0 million to tradenames, primarily related to the Trane brand. Management considered many factors in the determination that it will account for the asset as an indefinite lived intangible asset, including the current market leadership position of the brand as well as recognition worldwide in the industry. Therefore, in accordance with Statement of Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, tradenames will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

In addition, the Company assigned $26.0 million to in-process research and development assets that were expensed at the date of acquisition in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The expenses are included in general and administrative expenses.

The excess of the purchase price over the amounts allocated to specific assets and liabilities is included in goodwill, and amounted to $5,529.9 million. The premium in the purchase price paid by the Company for the acquisition of Trane reflects the establishment of an $11 billion business offering high value equipment, systems and services necessary for delivering solutions across the temperature spectrum for indoor, stationary and transport applications worldwide. The Company anticipates realizing significant operational and cost synergies. Anticipated synergies include purchase material savings through supplier rationalization and procurement leverage, improvement in manufacturing costs and lower general and administrative costs. Longer term, the Company expects to benefit from synergies related to service revenue expansion, leverage of distribution channels and cross selling through certain vertical markets.

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

The following unaudited pro forma information assumes the acquisition of Trane occurred as of the beginning of the respective periods presented:

	December 31,
In millions	2008	2007
Net revenues	$16,361.6	$16,205.6
Pre-tax profit (loss)	(2,778.4)	994.2
Net earnings (loss)	(2,586.2)	722.6
Basic earnings (loss) per common share	$(8.08)	$2.15
Diluted earnings (loss) per common share	(8.08)	2.11

The unaudited pro forma financial information for the year ended December 31, 2007 include $103.0 million of after tax, non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs.

In addition, for the year ended December 31, 2008, the Company has included $89.1 million as an after tax increase to interest expense associated with the borrowings to fund (a) the cash portion of the purchase price and (b) the out-of-pocket transaction costs associated with the acquisition. The comparative amount for the year ended December 31, 2007 was $217.2 million.

For the year ended December 31, 2008, the Company has recognized a pre-tax, non-cash charge of $3.7 billion related to the impairment of goodwill and indefinite-lived intangible assets, which is reflected in the pro forma results presented above. For a further discussion of impairment related matters, see Note 4 in the consolidated financial statements.

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends.

NOTE 4 – ASSET IMPAIRMENT

Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount of the asset. The Company tests for impairment during the fourth quarter of its fiscal year using October 1 st carrying values. Due to the continued deterioration in the worldwide equity and credit markets and a tightening of industrial and retail end markets, the Company’s market capitalization declined well below its book value during the fourth quarter of 2008. In addition, the Company projects a decline in its 2009 financial performance. As a result, the Company updated its impairment testing through December 31, 2008, taking into consideration recent market declines.

Goodwill Impairment

The test for goodwill impairment is a two step process. The first step compares the carrying amount of the reporting unit to its estimated fair value (Step 1). To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed, wherein the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill (Step 2). To the extent that the carrying value exceeds the implied fair value of goodwill, impairment exists and must be recognized.

As quoted market prices are not available for the Company’s reporting units, the fair value of the reporting units is determined using both a discounted cash flow model (income approach) and a market adjusted multiple of earnings and revenues (market approach), with each method being equally weighted in the calculation. Both methods use various assumptions that are specific to each individual reporting unit in order to determine the fair value. In addition, the Company compared the estimated aggregate fair value of its reporting units to its overall market capitalization. The Company completed Step 1 of the impairment test and determined that the reporting units within the Air Conditioning System and Services sector and the European reporting unit of the Security Technologies sector did not pass Step 1.

In Step 2, the Company is required to use the fair value calculated in Step 1 and apply the fair value to the assets and liabilities of the reporting unit based on a hypothetical purchase price allocation. The implied fair value of goodwill is determined in the allocation process and compared to the book value of goodwill. As a result, the Company realized an impairment charge to goodwill of $2,840.0 million. For further details, refer to the table below.

Indefinite-lived Intangible Assets

The test for impairment of indefinite-lived intangible assets (i.e. Tradenames) is measured by comparing the carrying amount of the intangible assets to the fair value of the respective intangible assets. Any excess of the carrying value over the calculated fair value of the intangible asset is recognized as an impairment loss.

The fair value of each of the Company’s Tradenames was determined based on a relief from royalty income methodology, which present values the after-tax cost savings (i.e. royalty relief) at an appropriate discount rate in order to compute the value of the Tradenames. Based on the calculated fair value, management determined that certain Tradenames were impaired in the aggregate amount of $860.0 million. For further details of the impairment charge refer to the table below.

Marketable Securities

The Company determined that its investment in certain marketable securities was other than temporarily impaired. This analysis was based on the current trading value of the publicly listed marketable security in addition to other qualitative factors of the operating business environment in which the security is held.

The following table summarizes the impairment charges that were taken by sector during 2008:

In millions	Goodwill	Intangible Assets	Marketable Securities	Total
Air Conditioning Systems and Services	$2,496.0	$814.0	$-	$3,310.0
Climate Control Technologies	-	40.0	-	40.0
Security Technologies	344.0	6.0	10.0	360.0
Total	$2,840.0	$860.0	$10.0	$3,710.0

NOTE 5 – RESTRUCTURING ACTIVITIES

Restructuring charges recorded during the year ended December 31, 2008 were as follows:

In millions	Air Conditioning Systems and Services	Climate Control Technologies	Industrial Technologies	Security Technologies	Corporate and Other	Total
Cost of goods sold	$6.3	$32.9	$7.0	$10.5	$-	$56.7
Selling and administrative	10.9	5.7	2.6	2.6	12.4	34.2
Total	$17.2	$38.6	$9.6	$13.1	$12.4	$90.9

Restructuring charges recorded during the year ended December 31, 2007 were as follows:

In millions	Air Conditioning Systems and Services	Climate Control Technologies	Industrial Technologies	Security Technologies	Corporate and Other	Total
Cost of goods sold	$-	$22.3	$0.6	$1.9	$-	$24.8
Selling and administrative	-	0.1	0.4	3.4	-	3.9
Total	$-	$22.4	$1.0	$5.3	$-	$28.7

The changes in the restructuring reserve were as follows:

In millions	Air Conditioning Systems and Services	Climate Control Technologies	Industrial Technologies	Security Technologies	Corporate and Other	Total
December 31, 2006	$-	$-	$-	$1.3	$-	$1.3
Additions	-	22.4	1.0	5.3	-	28.7
Cash and non-cash uses	-	(3.0)	(0.3)	(2.7)	-	(6.0)
Currency translation	-	1.4	-	0.1	-	1.5
December 31, 2007	-	20.8	0.7	4.0	-	25.5
Additions	17.2	38.6	9.6	13.1	12.4	90.9
Purchase accounting	14.8	-	-	-	-	14.8
Cash and non-cash uses	(15.3)	(27.1)	(7.6)	(6.2)	(11.3)	(67.5)
Currency translation	0.4	0.2	-	0.2	-	0.8
December 31, 2008	$17.1	$32.5	$2.7	$11.1	$1.1	$64.5

During 2007, the Company initiated restructuring actions relating to ongoing cost reduction efforts across each of its sectors. These actions included both workforce reductions as well as the consolidation of manufacturing facilities.

During the first three quarters of 2008, the Company incurred costs of approximately $20 million associated with various restructuring activities as a part of an ongoing effort to increase efficiencies across multiple lines of business. In October 2008, the Company announced an enterprise-wide restructuring program. This program included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all sectors of the company. Projected costs will approximate $110 million, of which $71 million was incurred during the fourth quarter. At December 31, 2008, the Company had $64.5 million accrued for workforce reductions and the consolidation of manufacturing facilities.

Restructuring actions taken in the Air Conditioning Systems and Services sector include the closing of three parts locations in the U.S., the closing of a manufacturing facility in Asia and a general workforce reduction due to a revised organizational structure within the commercial sector. As of December 31, 2008, the Air Conditioning Systems and Services sector had incurred approximately $15 million related to the restructuring program announced in October 2008.

In connection with the acquisition of Trane, at the Acquisition Date, the Company began formulating a plan to exit or restructure certain activities. The Company recorded purchase accounting liabilities of $14.8 million primarily related to employee severance and related costs in connection with the preliminary plan as well as approving the continuation of all existing restructuring and exit plans.

Restructuring actions taken in the Climate Control Technologies sector include the closing of two manufacturing facilities in order to consolidate manufacturing operations in the European and Americas regions, as well as a general workforce reduction in Europe. As of December 31, 2008, the Climate Control Technologies sector had incurred approximately $38 million related to the restructuring program announced in October 2008.

Restructuring actions taken in the Industrial Technologies sector include the consolidation of manufacturing facilities in the U.S. and general workforce reductions in Europe. As of December 31, 2008, the Industrial Technologies sector had incurred approximately $5 million related to the restructuring program announced in October 2008.

Restructuring actions taken in the Security Technologies sector include the consolidation of manufacturing facilities in the Americas region and general workforce reductions in Europe. As of December 31, 2008, the Security Technologies sector had incurred approximately $11 million related to the restructuring program announced in October 2008.

Corporate costs primarily related to the consolidation of administrative offices in the U.S. As of December 31, 2008, the corporate costs related to the restructuring program totaled approximately $2 million announced in October 2008.

NOTE 6 – MARKETABLE SECURITIES

At December 31, marketable securities were as follows:

	2008			2007
In millions	Amortized cost or cost	Unrealized losses	Fair value	Amortized cost or cost	Unrealized losses	Fair value
Short-term marketable securities:
Equity securities	$-	$-	$-	$0.1	$-	$0.1
Total	$-	$-	$-	$0.1	$-	$0.1
Long-term marketable securities:
Equity securities	$6.7	$(0.2)	$6.5	$17.3	$(4.9)	$12.4
Total	$6.7	$(0.2)	$6.5	$17.3	$(4.9)	$12.4

Long-term marketable securities are included within Other assets on the Consolidated Balance Sheet.

During 2008, the Company’s long-term marketable securities experienced other than temporary declines in value as defined by EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company recognized a loss of approximately $10 million related to investments within the Security Technologies segment in the fourth quarter of 2008. The loss is included in Asset impairment on the Consolidated Statement of Income. For a further discussion of impairment related matters, see Note 4 in the consolidated financial statements.

NOTE 7 – INVENTORIES

At December 31, the major classes of inventory were as follows:

In millions	2008	2007
Raw materials	$446.9	$323.2
Work-in-process	301.7	163.4
Finished goods	980.0	424.9
	1,728.6	911.5
LIFO reserve	(113.5)	(84.3)
Total	$1,615.1	$827.2

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

At December 31, the major classes of property, plant and equipment were as follows:

In millions	2008	2007
Land	$111.3	$65.4
Buildings	776.6	485.7
Machinery and equipment	1,787.1	1,056.6
Software	345.5	174.5
	3,020.5	1,782.2
Accumulated depreciation	(1,052.0)	(877.3)
Total	$1,968.5	$904.9

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $201.2 million, $112.3 million and $122.7 million, which include amounts for software amortization of $35.5 million, $17.5 million and $23.1 million, respectively.

NOTE 9 – GOODWILL

The changes in the carrying amount of goodwill are as follows:

In millions	Air Conditioning Systems and Services	Climate Control Technologies	Industrial Technologies	Security Technologies	Total
December 31, 2006	$-	$2,545.1	$341.2	$950.9	$3,837.2
Acquisitions and adjustments*	-	-	22.0	(6.1)	15.9
Currency translation	-	68.7	8.7	62.8	140.2
December 31, 2007	-	2,613.8	371.9	1,007.6	3,993.3
Acquisitions and adjustments*	5,529.9	1.1	5.4	20.6	5,557.0
Currency translation	-	(37.9)	(7.5)	(44.8)	(90.2)
Impairment	(2,496.0)	-	-	(344.0)	(2,840.0)
December 31, 2008	$3,033.9	$2,577.0	$369.8	$639.4	$6,620.1
*	Includes current year adjustments related to final purchase price allocation adjustments.

The Company records as goodwill the excess of the purchase price over the fair value of the net assets acquired. Once the final valuation has been performed for each acquisition, adjustments may be recorded.

The increase in goodwill is primarily associated with the acquisition of Trane in the second quarter of 2008. As of December 31, 2008, the Company recognized $5.5 billion of goodwill associated with this transaction, which is recorded in the Air Conditioning Systems and Services segment. See Note 3 for a further discussion regarding goodwill associated with the acquisition of Trane.

As a result of the annual impairment testing in the fourth quarter of 2008, the Company recognized a pre-tax, non-cash charge of $2,840.0 million related to the impairment of goodwill. See Note 4 for a further discussion of impairment related matters.

NOTE 10 – INTANGIBLE ASSETS

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets at December 31:

In millions	2008	2007
Trademarks	$2,831.7	$283.8
Customer relationships	2,368.2	502.4
Completed technology/patents	203.1	38.2
Other	189.6	53.4
Total gross intangible assets	5,592.6	877.8
Accumulated amortization	(378.5)	(153.2)
Total	$5,214.1	$724.6

At December 31, 2008, the Company had $5.2 billion of intangible assets. Per SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. Indefinite-lived intangible assets are not subject to amortization in accordance with SFAS No. 142, but instead, are tested for impairment at least annually (more frequently if certain indicators are present).

The increase from December 31, 2007 is primarily attributable to the acquisition of Trane in the second quarter of 2008 in which the Company recognized approximately $5,576.0 million of intangible assets including $3,418.0 million of indefinite-lived trademarks and $1,871.0 million of customer relationships. See Note 3 for a further discussion on the acquisition of Trane.

As of December 31, 2008 and December 31, 2007, the Company had $2,722.4 million and $169.3 million, respectively, of indefinite lived intangible assets. In the fourth quarter of 2008, the Company recognized a pre-tax, non-cash impairment charge of $860.0 million related to indefinite-lived intangible assets. See Note 4 for a further discussion of impairment related matters.

Intangible asset amortization expense for 2008, 2007 and 2006 was $226.3 million, $25.2 million and $24.8 million, respectively. The increase in 2008 is attributable to the Company’s acquisition of Trane on June 5, 2008, which includes $125.0 million of non-recurring amortization expense related to the fair value allocation of purchase price to backlog and in-process research and development costs. The non-recurring amortization expense is included in Accumulated amortization and the associated gross asset is included in Other in the above table. See Note 3 for a further discussion on the acquisition of Trane.

Estimated amortization expense on existing intangible assets is approximately $160 million for each of the next five fiscal years.

NOTE 11 – ACCOUNTS RECEIVABLE SECURITIZATION AGREEMENTS

In association with the acquisition of Trane, the consolidated financial statements include Trane’s accounts receivable securitization agreement (the Facility) in the U.S. As part of this Facility, Trane formed a special-purpose entity (SPE) that is included in the consolidated financial statements for the sole purpose of buying and selling receivables generated by Trane. Trane irrevocably and without recourse, transfers all eligible accounts receivable to the SPE, which in turn, sells them, or undivided ownership interests in them, to conduits administered by a participating bank. After the sale of the accounts receivable, Trane has no continuing involvement other than in the collection process. In addition, the assets of the SPE are not available to pay the claims of Trane or any of its subsidiaries.

The receivables sold are removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Trane’s retained interest is recorded at fair value in the balance sheet. To the extent that the cash received and value of the retained interest is less than the net book value of the receivable sold, losses are recognized at the time of sale. For the year ended December 31, 2008, the losses amounted to $2.0 million. The receivables represented by the retained interest are exposed to the risk of loss for any uncollectible amounts in the pool of receivables sold under this arrangement.

The following is a summary of receivables sold to the financing facilities:

In millions	December 31, 2008
Outstanding balance of receivables sold to SPE	$149.5
Net retained interest	83.6
Advances from conduits	62.8

The advances from conduits include amounts due to the conduits for the collections of receivables under the servicing agreement.

NOTE 12 – DEBT AND CREDIT FACILITIES

At December 31, short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	2008	2007
Commercial paper program	$998.7	$-
Bridge loan facility	754.0	-
Current maturities of long-term debt *	548.4	681.1
Other short-term borrowings	49.3	59.9
Total	$2,350.4	$741.0

* Includes $345.7 million of debt redeemable at the option of the holder. The scheduled maturities of these bonds range between 2027 and 2028.

The weighted-average interest rate for total short-term borrowings at December 31, 2008 and 2007 was 4.8% and 6.9%, respectively.

At December 31, long-term debt excluding current maturities consisted of:

In millions	2008	2007
Senior floating rate notes due 2010	$250.0	$-
7.625% Senior notes due 2010	261.2	-
6.000% Senior notes due 2013	599.8	-
5.50% Senior notes due 2015	199.6	-
4.75% Senior notes due 2015	299.2	299.1
6.875% Senior notes due 2018	749.0	-
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2009-2025	120.0	127.5
6.48% Debentures due 2025	149.7	149.7
Other loans and notes, at end-of-year average interest rates of 5.68% in 2008 and 4.32% in 2007, maturing in various amounts to 2018	20.2	11.4
Total	$2,773.7	$712.7

The fair value of long-term debt, including current maturities of long-term debt, at December 31, 2008 and 2007, was $3,125.8 million and $1,336.7 million, respectively. The fair value of long-term debt was based upon quoted market values.

At December 31, 2008, long-term debt retirements are as follows:

In millions
2009	$548.4
2010	525.8
2011	11.3
2012	10.8
2013	608.9
Thereafter	1,616.9
Total	$3,322.1

In connection with the acquisition of Trane, the Company entered into a $3.9 billion senior unsecured bridge loan facility, with a 364-day term. The Company drew down $2.95 billion against the bridge loan facility in June 2008. The proceeds, along with cash on hand and the issuance of $1.5 billion of commercial paper, were used to fund the cash component of the consideration paid for the acquisition as well as to pay related fees and expenses incurred in connection with the acquisition.

In August 2008, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities for future issuance and issued $1.6 billion of long-term debt pursuant to the shelf registration statement. This issuance consisted of $250 million Senior Floating Rate Notes due in 2010, $600 million 6.000% Senior Notes due in 2013 and $750 million 6.875% Senior Notes due in 2018. These notes are fully and unconditionally guaranteed by IR-Limited, which directly owns 100% of the subsidiary issuer, IR Global Holding Company Limited. The net proceeds from the offering were used to partially reduce the amount outstanding under the senior unsecured bridge loan facility.

During the third quarter, the Company repaid $2.0 billion of the outstanding balance of the bridge loan facility. The Company used a combination of cash flows from operations and cash on hand, in addition to the $1.6 billion in proceeds received from the issuance of long-term debt. In October 2008, the Company reduced the bridge loan facility size to $950 million and subsequently repaid an additional $196 million of the outstanding balance during the fourth quarter of 2008. At December 31, 2008, the outstanding balance of the bridge loan facility was $754 million.

At December 31, 2008, the Company’s committed revolving credit facilities totaled $3.0 billion, of which $750 million expires in June 2009, $1.25 billion expires in August 2010 and $1.0 billion expires in June 2011. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes. In addition, other available lines of credit were $811.7 million, of which $651.3 million were unused at December 31, 2008. These lines provide support for bank guarantees, letters of credit and other general corporate purposes.

Debentures with Put Feature

At December 31, 2007, The Company had outstanding $547.9 million of fixed rate debentures which only requires early repayment at the option of the holder. These debentures contain a put feature that the holders may exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not exercised, the final maturity dates would range between 2027 and 2028. In the fourth quarter of 2008, holders of these debentures chose to exercise the put feature on approximately $202 million of the debentures, which was repaid in November 2008.

NOTE 13 – FINANCIAL INSTRUMENTS

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

The Company also assesses both at the inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the cash flows of the hedged item. Any ineffective portion of a derivative instrument’s change in fair value is recorded in the income statement in the period of change. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the hedging relationship will be undesignated and any future gains and losses on the derivative instrument would be recorded in the income statement.

The fair market value of derivative instruments are determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

Currency and Commodity Hedging Instruments

The estimated fair value of currency hedges outstanding at December 31, 2008 and 2007, was a projected gain of $15.1 million and a projected loss of $5.2 million, respectively. The notional amounts of the currency hedges were $920.4 million and $355.5 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, $7.6 million and $2.4 million, net of tax, respectively, was included in Accumulated other comprehensive income (loss) related to the fair value of currency hedges. The amount expected to be reclassified to earnings over the next twelve months is $7.6 million. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. At December 31, 2008, the maximum term of the Company’s currency hedges was 12 months.

The estimated fair value of commodity hedges outstanding at December 31, 2008 and 2007 was a projected loss of $10.1 million and $2.4 million, respectively. The notional amount of the commodity hedges was $21.3 million and $22.2 million at December 31, 2008 and 2007, respectively. During 2008, the Company discontinued the use of hedge accounting for the commodity hedges. The Company recognized into the income statement all deferred gains and losses related to the commodity hedges at the time of discontinuance.

Other Hedging Instruments

As a result of the acquisition of Trane, the Company assumed a cross currency swap that fixes in U.S. dollars the currency cash flows on the £60.0 million 8.25% senior notes due June 1, 2009. The cross currency swap meets the criteria to be accounted for as a foreign currency cash flow hedge. At December 31, 2008, the cross currency swap had a fair value of $35.8 million.

During 2008, the Company entered into interest rate locks for the forecasted issuance of $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in Accumulated other comprehensive income (loss) and will be recognized into interest expense over the life of the notes. At December 31, 2008, $14.4 million of deferred losses was included in Accumulated other comprehensive income (loss) related to the interest rate locks, of which $1.8 million is expected to be reclassified into interest expense over the next twelve months.

In August 2006, the Company entered into two total return swaps (the Swaps) which were derivative instruments used to hedge the Company’s exposure to changes in its share-based compensation expense. The aggregate notional amount of the Swaps was approximately $52.6 million. On June 11, 2007, the Company terminated a portion of the Swaps for net cash proceeds of $3.8 million. The Company settled the remaining portion of the Swaps on August 6, 2007, for net cash proceeds of $13.8 million. The gains and losses associated with the Swaps were recorded within Selling and administrative expenses.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in Accumulated other comprehensive income (loss) and will be recognized into interest expense over the life of the notes. At December 31, 2008, $7.6 million of deferred losses was included in Accumulated other comprehensive income (loss) related to the interest rate locks, of which $1.0 million is expected to be reclassified into interest expense over the next twelve months.

Concentration of Credit Risk

The counterparties to the Company’s forward contracts consist of a number of highly rated major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, credit ratings and concentration of risk of these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.

NOTE 14 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors several postretirement plans that cover certain eligible employees, including certain Trane employees since the acquisition date. These plans provide for health-care benefits, and in some instances, life insurance benefits. Postretirement health plans generally are contributory and contributions are adjusted annually. Life insurance plans for retirees are primarily noncontributory. The Company funds the postretirement benefit costs principally on a pay-as-you-go basis.

In 2006, the Company adopted SFAS 158, which required the Company to record the funded status of its postretirement plans on its balance sheet effective December 31, 2006. The adoption of SFAS 158 for the Company’s postretirement plans other than pensions resulted in an increase of total liabilities of $300.4 million and a decrease of total shareholders’ equity of $135.7 million (net of tax of $164.7 million).

In 2008, the Company adopted the measurement date provision of SFAS 158 which required the measurement of plan assets and benefit obligations as of the date of the year-end financial statements.

The Company recorded a one-time after-tax charge for postretirement benefits of $2.5 million to Retained earnings ($4.7 million pre-tax) as a result of changing the measurement date from November 30th to December 31st.

As a result of the acquisition of Trane in the second quarter of 2008, the Company assumed unfunded obligations for retirement benefits other than pensions in the amount of $268.9 million. In connection with the sale of Compact Equipment and the Road Development business unit during 2007, the Company settled its obligation for postretirement benefits for all current and former employees related to these divestitures. In addition, the Company’s U.S. postretirement plan was remeasured as of the sale dates.

The following table details information regarding the Company’s postretirement plans at December 31:

In millions	2008	2007
Change in benefit obligations:
Benefit obligation at beginning of year	$649.8	$1,035.2
Service cost	7.3	11.8
Interest cost	49.7	54.2
Plan participants’ contributions	14.9	13.4
Actuarial (gains) losses	16.6	(1.7)
Benefits paid, net of Medicare Part D subsidy *	(69.9)	(88.9)
Settlements/curtailments	-	(375.8)
Adjustments due to adoption of SFAS 158 measurement date provision	3.6	-
Acquisition	268.9	-
Other	5.3	1.6
Benefit obligations at end of year	$946.2	$649.8

*	Amounts are net of Medicare Part D subsidy of $9.5 and $1.9 million in 2008 and 2007, respectively

Funded status:
Plan assets less than benefit obligations	$(946.2)	$(649.8)

Amounts included in the balance sheet:
Accrued compensation and benefits	$(70.4)	$(51.1)
Postemployment and other benefit liabilities	(875.8)	(598.7)
Total	$(946.2)	$(649.8)

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Prior service gains	Net actuarial losses	Total
Balance at December 31, 2007	$14.5	$(191.4)	$(176.9)
Current year changes recorded to Accumulated other comprehensive income (loss)	-	(16.6)	(16.6)
Amortization reclassified to earnings	(3.4)	16.2	12.8
Adjustments due to adoption of SFAS 158 measurement date provisions	(0.3)	1.4	1.1
Other	-	(2.3)	(2.3)
Balance at December 31, 2008	$10.8	$(192.7)	$(181.9)

The components of net periodic postretirement benefit (income) cost for the years ended December 31, were as follows:

In millions	2008	2007	2006
Service cost	$7.3	$11.8	$11.8
Interest cost	49.7	54.2	55.0
Net amortization of prior service gains	(3.4)	(3.8)	(4.2)
Net amortization of net actuarial losses	16.2	15.9	16.6
Net periodic postretirement benefit cost	69.8	78.1	79.2
Net curtailment and settlement (gains) losses	-	(265.9)	-
Net periodic postretirement benefit (income) cost after net curtailment and settlement (gains) losses	$69.8	$(187.8)	$79.2

Amounts recorded in continuing operations	$38.4	$22.7	$25.7
Amounts recorded in discontinued operations	31.4	(210.5)	53.5
Total	$69.8	$(187.8)	$79.2

Net periodic postretirement cost for 2008 included $13.2 million related to Trane plans. The curtailment and settlement gains and losses in 2007 are associated with the divestiture of Compact Equipment and the Road Development business unit. Postretirement cost for 2009 is projected to be $81 million. Amounts expected to be recognized in net periodic postretirement benefits cost in 2009 for prior service gains and plan net actuarial losses are $3.4 million and $17.0 million, respectively.

Assumptions:	2008	2007	2006
Weighted-average discount rate assumption to determine:
Benefit obligations at December 31	6.25%	6.00%	5.50%
Net periodic benefit cost
For the period January 1 to April 30	6.00%	5.50%	5.50%
For the period May 1 to November 30 *	6.00%	5.75%	5.50%
For the period December 1 to December 31	6.00%	6.00%	5.50%
Assumed health-care cost trend rates at December 31:
Current year medical inflation	11.00%	11.00%	11.00%
Ultimate inflation rate	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2015	2014	2013
*	Trane plans were valued assuming a 6.50% discount rate at the acquisition date.

A 1% change in the medical trend rate assumed for postretirement benefits would have the following effects at December 31, 2008:

In millions	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.8	$(1.6)
Effect on postretirement benefit obligation	32.4	(26.0)

Benefit payments for postretirement benefits, which are net of expected plan participant contributions and Medicare Part D subsidy, are expected to be paid as follows:

In millions
2009	$71.1
2010	73.4
2011	70.9
2012	76.7
2013	76.1
2014 - 2018	378.4

NOTE 15 – PENSION PLANS

The Company has noncontributory pension plans covering substantially all non-Trane U.S. employees and maintains a pension plan for non-collectively bargained U.S. employees of Trane, whereby eligible employees may elect to participate and receive a credit equal to 3% of eligible pay. In addition, the Company maintains a U.S. collectively bargained pension plan for Trane employees. Certain non-U.S. employees in other countries, including Trane employees, are covered by pension plans.

The Company’s pension plans for U.S. non-collectively bargained employees provided benefits on a final average pay formula. The Company’s U.S. collectively bargained pension plans, including those covering employees of Trane, principally provide benefits based on a flat benefit formula. Non-U.S. plans provide benefits based on earnings and years of service. The Company maintains additional other supplemental benefit plans for officers and other key employees.

In 2006, the Company adopted SFAS 158, which required the Company to record the funded status of its pension plans on its balance sheet effective December 31, 2006. The adoption of SFAS 158 for the Company’s pensions resulted in a decrease of total assets of $476.0 million, total liabilities of $35.4 million and total shareholders’ equity of $337.1 million (net of tax of $103.5 million).

In 2008, the Company adopted the measurement date provision of SFAS 158 which required the measurement of plan assets and benefit obligations as of the date of the year-end financial statements. The Company recorded a one-time after-tax pension charge of $1.2 million to Retained earnings ($1.8 million pre-tax) as a result of changing the measurement date from November 30th to December 31st.

As a result of the acquisition of Trane in the second quarter of 2008, the Company assumed net obligations of $67.7 million, which consisted of long-term prepaid pension costs of $1.4 million and current and noncurrent pension benefit liabilities of $69.1 million. In connection with the sale of Compact Equipment and the Road Development business unit during 2007, the Company settled its obligation for pension benefits for all current and former employees related to these divestitures. In addition, certain of the Company’s U.S. plans and the U.K. plan were remeasured as of the sale dates.

The following table details information regarding the Company’s pension plans at December 31:

In millions	2008	2007
Change in benefit obligations:
Benefit obligation at beginning of year	$2,572.4	$3,175.7
Service cost	58.5	52.0
Interest cost	182.8	164.3
Employee contributions	2.6	2.3
Acquisitions	799.2	0.7
Amendments	12.0	3.1
Actuarial (gains) losses	(9.6)	(83.6)
Benefits paid	(232.7)	(202.4)
Currency translation	(200.7)	26.0
Curtailments and settlements	(1.1)	(561.5)
Adjustment due to adoption of SFAS 158 measurement date provisions	2.6	-
Other, including expenses paid	31.3	(4.2)
Benefit obligation at end of year	$3,217.3	$2,572.4

Change in plan assets:
Fair value at beginning of year	$2,500.9	$2,957.3
Actual return on assets	(523.2)	211.1
Company contributions	64.1	25.5
Employee contributions	2.6	2.3
Acquisitions	731.5	-
Benefits paid	(232.7)	(202.4)
Currency translation	(165.8)	17.6
Settlements	(0.9)	(506.3)
Adjustment due to adoption of SFAS 158 measurement date provisions	(42.5)	-
Other, including expenses paid	29.1	(4.2)
Fair value of assets end of year	$2,363.1	$2,500.9

Funded status:
Plan assets less than the benefit obligations	$(854.2)	$(71.5)

Amounts included in the balance sheet:
Long-term prepaid expenses in other assets	$0.2	$166.9
Accrued compensation and benefits	(26.0)	(24.5)
Post employment and other benefit liabilities	(828.4)	(213.9)
Net amount recognized	$(854.2)	$(71.5)

The pretax amounts recognized in Accumulated other comprehensive income (loss) were as follows:

In millions	Net transition obligation	Prior service cost	Net actuarial losses	Total
December 31, 2007	$(1.0)	$(44.5)	$(392.7)	$(438.2)
Current year changes recorded to Accumulated other comprehensive income (loss)	-	(7.8)	(788.0)	(795.8)
Amortization reclassified to earnings	0.7	8.8	10.3	19.8
Settlements/curtailments reclassified to earnings	-	-	(0.1)	(0.1)
Adjustment due to adoption of SFAS 158 measurement date provisions	-	0.7	0.9	1.6
Currency translation	-	0.1	63.9	64.0
December 31, 2008	$(0.3)	$(42.7)	$(1,105.7)	$(1,148.7)

Weighted-average assumptions used:
Benefit obligations at December 31,	2008	2007
Discount rate:
U.S. plans	6.25%	6.25%
Non-U.S. plans	6.50%	6.00%
Rate of compensation increase:
U.S. plans	4.00%	4.00%
Non-U.S. plans	4.50%	4.50%

The accumulated benefit obligation for all defined benefit pension plans was $3,082.7 million and $2,439.9 million at December 31, 2008 and 2007, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations more than plan assets were $3,194.8 million, $3,066.0 million and $2,345.0 million, respectively, as of December 31, 2008, and $955.9 million, $884.1 million and $716.0 million, respectively, as of December 31, 2007.

Pension benefit payments are expected to be paid as follows:

In millions
2009	$214.5
2010	242.0
2011	207.6
2012	218.9
2013	229.6
2014 - 2018	1,228.0

The components of the Company’s pension related costs for the years ended December 31, include the following:

In millions	2008	2007	2006
Service cost	$58.5	$52.0	$54.6
Interest cost	182.8	164.3	161.3
Expected return on plan assets	(230.1)	(228.7)	(218.9)
Net amortization of:
Prior service costs	8.8	9.2	9.4
Transition amount	0.7	0.9	0.9
Plan net actuarial losses	10.3	13.8	25.4
Net periodic pension benefit cost	31.0	11.5	32.7
Net curtailment and settlement (gains) losses	2.3	63.5	-
Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$33.3	$75.0	$32.7

Amounts recorded in continuing operations	$44.8	$20.6	$38.3
Amounts recorded in discontinued operations	(11.5)	54.4	(5.6)
Total	$33.3	$75.0	$32.7

Net periodic pension cost for 2008 included $7.3 million related to Trane plans. The curtailment and settlement losses in 2008 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees. The curtailment and settlement gains and losses in 2007 are associated with the divestiture of Compact Equipment and the Road Development business unit. Pension expense for 2009 is projected to be approximately $160 million, utilizing the assumptions for calculating the pension benefit obligations at the end of 2008. The amounts expected to be recognized in net periodic pension cost during the year ended 2009 for the net transition obligation, prior service cost and plan net actuarial losses are $0.3 million, $8.4 million and $57.2 million, respectively.

Weighted-average assumptions used:

Net periodic pension cost for the year ended December 31,	2008	2007	2006
Discount rate:
U.S. plans
For the period January 1 to April 30	6.25%	5.50%	5.50%
For the period May 1 to November 30 *	6.25%	5.75%	5.50%
For the period December 1 to December 31	6.25%	6.25%	5.50%
Non-U.S. plans
For the period January 1 to April 30	6.00%	5.00%	5.00%
For the period May 1 to November 30 *	6.00%	5.50%	5.00%
For the period December 1 to December 31	6.00%	6.00%	5.00%
Rate of compensation increase:
U.S. plans	4.00%	4.00%	4.00%
Non-U.S. plans
For the period January 1 to April 30	4.50%	4.25%	4.00%
For the period May 1 to November 30 *	4.50%	4.35%	4.00%
For the period December 1 to December 31	4.50%	4.50%	4.00%
Expected return on plan assets:
U.S. plans	8.50%	8.50%	8.50%
Non-U.S. plans	7.25%	7.25%	7.25%

* Trane plans were valued at acquisition date assuming 6.75% for the discount rate, 4.00% for the rate of compensation increase and 8.25% for the expected return on plan assets

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return on plan assets is based on what is achievable given the plan’s investment policy and the types of assets held. The expected long-term rate of return is determined as of the measurement date. The Company reviews each plan and its historical returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used.

The Company’s investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long term, minimizes required company contributions, at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment management decisions reviewed regularly are asset allocations, investment manager performance, investment advisors and trustees or custodians. Asset/liability modeling (ALM) studies are used as the basis for global asset allocation decisions and are updated as required.

Based on ALM studies, the Company continues to adjust its target strategic global asset allocations for its plans to be approximately 40% in equity securities and 60% in debt securities, real estate and cash. Asset allocations are reviewed at least quarterly and appropriate adjustments are made. Trane pension assets have been included in our reviews since acquisition and will be included in our target strategic asset allocation. Trane’s historic target strategic allocation had a higher percentage invested in equity securities.

The Company’s pension plans weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	2008			2007
Asset category	IR Plans	Trane Plans	Total Plans	Total Plans
Equity securities	37.5%	52.5%	41.0%	54.0%
Debt securities	54.6%	43.3%	52.0%	38.4%
Real estate	0.8%	2.6%	1.2%	0.4%
Other (including cash)	7.1%	1.6%	5.8%	7.2%
Total	100.0%	100.0%	100.0%	100.0%

The Company made contributions to its pension plans of $64.1 million in 2008, $25.5 million in 2007, and $31.6 million in 2006. The Company currently projects that it will be required to contribute approximately $105 million to its plans worldwide in 2009. The Company’s policy allows it to fund an amount, which could be in excess of or less than the pension cost expensed, subject to the limitations imposed by current tax regulations. The Company anticipates funding the plans in 2009 in accordance with contributions required by funding regulations or the laws of each jurisdiction.

Most of the Company’s U.S. employees are covered by savings and other defined contribution plans. Employer contributions are determined based on criteria specific to the individual plans and amounted to approximately $78.8 million (including $43.5 million for Trane plans), $47.8 million and $48.6 million in 2008, 2007 and 2006, respectively. The Company’s contributions relating to non-U.S. defined contribution plans and other non-U.S. benefit plans were $16.3 million (including $3.8 million for Trane plans), $11.4 million and $8.8 million in 2008, 2007 and 2006, respectively.

NOTE 16 – SHAREHOLDERS’ EQUITY

Common Stock

At December 31, 2008, a reconciliation of Class A Common shares is as follows:

In millions	Total
December 31, 2007	272.6
Shares issued under incentive plans	0.8
Merger consideration (See Note 3)	45.4
December 31, 2008	318.8

The increase from 2007 was a result of the issuance of 45.4 million IR-Limited Class A common shares to fund the equity portion of the consideration paid for the Trane acquisition.

During 2007, the Company repurchased 39.7 million Class A common shares at a cost of $1,999.9 million under the existing $4 billion share repurchase program. The program was originally authorized by the Board of Directors in December 2006 and expanded in May 2007. During 2006, the Company repurchased 27.7 million Class A common shares at a cost of $1,096.3 million, which completed the Company’s share repurchases under the $2 billion program that was authorized by the Board of Directors in August 2004 and expanded in August 2005.

Effective December 31, 2001, IR-Limited became the successor to IR-New Jersey, following the reorganization. The reorganization was accomplished through a merger of a newly formed merger subsidiary into IR-New Jersey. Upon consummation of the merger, the shares of IR-New Jersey common stock automatically became IR-Limited Class A common shares. As part of the reorganization, IR-New Jersey and certain of its subsidiaries, immediately prior to the merger, transferred shares of certain IR-New Jersey subsidiaries and issued certain debt in exchange for which IR-Limited issued 270,500,006 Class B common shares. The Class B common shares are non-voting and pay comparable dividends to the Class A common shares. The authorized share capital of IR-Limited is $1,175,010,000, consisting of (1) 1,175,000,000 common shares, par value $1.00 per share, which common shares consist of (a) 600,000,000 Class A common shares and (b) 575,000,000 Class B common shares, and (2) 10,000,000 preference shares, par value $0.001 per share. Class A common shares (and associated preference share purchase rights) were issued to holders of IR-New Jersey common stock in the merger. No preference shares were outstanding at December 31, 2008 or 2007. As the Class B common shares are owned by consolidated subsidiaries, the cost basis of the shares are eliminated in consolidation.

Accumulated Other Comprehensive (Loss) Income

The components of Accumulated other comprehensive income (loss) are as follows:

In millions	2008	2007
Foreign currency translation adjustment	$437.0	$675.8
Change in fair value of derivatives qualifying as cash flow hedges, net of tax	(2.4)	(12.3)
Unrealized loss on marketable securities, net of tax	(10.1)	(3.7)
Pension and postretirement obligation adjustments, net of tax	(875.3)	(413.3)
Accumulated other comprehensive income (loss)	$(450.8)	$246.5

NOTE 17 – SHARE-BASED COMPENSATION

The Company records share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to measure all employee share-based compensation awards using a fair value method and recognize compensation expense for an amount equal to the fair value of the share-based payment issued in its consolidated financial statements.

On June 6, 2007, the shareholders of the Company approved the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. The total number of shares authorized by the shareholders is 14.0 million, of which 8.8 million remains available as of December 31, 2008 for future incentive awards. The plan replaces the Incentive Stock Plan of 1998, which terminated in May 2007.

Stock Options

The average fair value of the stock options granted for the year ended December 31, 2008 and 2007 was estimated to be $11.56 per share and $11.06 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2008	2007
Dividend yield	1.58%	1.75%
Volatility	31.48%	26.10%
Risk-free rate of return	2.95%	4.71%
Expected life	5.36 years	4.70 years

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

Changes in options outstanding under the plans for the years 2006, 2007 and 2008 are as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2005	19,882,476	29.26
Granted	3,305,190	39.33
Exercised	(3,707,839)	25.77
Cancelled	(314,885)	38.82
December 31, 2006	19,164,942	31.54
Granted	3,528,225	43.77
Exercised	(5,386,093)	29.70
Cancelled	(882,183)	41.16
December 31, 2007	16,424,891	34.25
Granted	5,088,599	40.48
Trane options exchanged for IR options	7,408,134	18.50
Exercised	(685,508)	26.56
Cancelled	(1,020,889)	39.84
Outstanding December 31, 2008	27,215,227	$31.11	$26.6	5.4

Exercisable December 31, 2008	20,042,438	$27.52	$26.6	4.3

As part of the acquisition of Trane, 7.4 million Trane options were converted at the option of the holders into options to acquire shares of IR-Limited Class A common shares based on the option exchange ratio set forth in the merger agreement.

The following table summarizes information concerning currently outstanding and exercisable options:

			Options outstanding			Options exercisable
Range of exercise price			Number outstanding at December 31, 2008	Weighted- average remaining life	Weighted- average exercise price	Number exercisable at December 31, 2008	Weighted- average remaining life	Weighted- average exercise price
$ -	-	$10.00	234,436	1.1	$7.64	234,436	1.1	$7.64
10.01	-	20.00	4,818,984	3.3	12.89	4,807,984	3.2	12.88
20.01	-	30.00	5,199,629	3.5	23.62	5,196,629	3.5	23.62
30.01	-	40.00	12,459,630	6.1	37.23	8,668,156	5.0	36.44
40.01	-	50.00	4,337,882	8.1	43.20	1,094,236	7.1	42.97
50.01	-	60.00	164,666	7.9	52.50	40,997	7.2	53.39
$ 3.25	-	$55.22	27,215,227	5.4	$31.11	20,042,438	4.3	$27.52

At December 31, 2008, there was $38.2 million of total unrecognized compensation cost from stock option arrangements granted under the plan, which is related to unvested shares of non-retirement eligible employees. This compensation will be recognized over the required service period, which is generally the three-year vesting period. The aggregate intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $9.2 million and $103.4 million, respectively.

Generally, stock options vest ratably over a three-year period from their date of grant and expire at the end of ten years.

SARs

SARs generally vest ratably over a three-year period from the date of grant and expire at the end of ten years. Effective August 2, 2006, all exercised SARs are settled with the Company’s Class A common shares. Previously exercised SARs were paid in cash. The following table summarizes the information for currently outstanding SARs:

	Shares subject to exercise	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2005	1,769,134	$30.05
Granted	395,020	39.12
Exercised	(327,717)	24.49
Cancelled	(142,683)	32.18
December 31, 2006	1,693,754	33.11
Granted	-	-
Exercised	(476,400)	30.31
Cancelled	(47,377)	34.72
December 31, 2007	1,169,977	33.99
Granted	-	-
Exercised	(40,636)	27.98
Cancelled	(55,869)	37.85
Outstanding December 31, 2008	1,073,472	$34.02	$-	4.3

Exercisable December 31, 2008	990,222	$33.56	$-	4.2

Note: The Company did not grant SARS during 2007 and 2008 and does not anticipate further granting in the future.

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides annual awards for the achievement of pre-established long-term strategic initiatives and annual financial performance of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares. For performance year 2006 the award was paid in cash.

On April 17, 2007, and effective beginning in performance year 2007, the Compensation Committee of the Company’s board of directors approved a revision to the PSP program such that all PSP awards will be paid in Class A common shares rather than in cash. In addition, all shares will vest one year after the date of grant except for retirement-eligible employees whose shares vest immediately. As a result of these changes, a larger portion of the Company’s executive compensation program will be directly linked to the performance of the Company’s Class A common shares, thus further aligning the interests of executives with those of the Company’s shareholders.

Deferred Compensation

For fiscal years ended December 31, 2008 and before, the Company allowed key employees and non-employee directors to defer a portion of their eligible compensation into a number of investment choices, including Class A common share equivalents. Effective August 1, 2007, the deferred compensation plans were amended to provide that any amounts invested in the Class A common share equivalents will be settled in Class A common shares at the time of distribution. Previously, these amounts were settled in cash.

Other Plans

The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on Class A common shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participants’ account in the form of Class A common share equivalents. The value of the actual incentive units is never paid to participants, and only the fair value of accumulated common share equivalents is paid in cash upon the participants’ retirement. The number of common share equivalents credited to participants’ accounts at December 31, 2008 is 152,952.

The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. At December 31, 2008, there were 276,701 stock grants outstanding, all of which were vested. Effective August 2, 2006, all stock grants are settled with the Company’s Class A common shares rather than cash.

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized:

In millions	2008	2007	2006
Stock options	$39.5	$21.4	$13.6
SARs	(0.1)	1.0	4.6
Performance shares	2.1	11.3	10.4
Deferred compensation	2.1	1.8	(0.6)
Other	1.6	-	-
Pre-tax expense	45.2	35.5	28.0
Tax benefit	17.3	13.6	10.7
After tax expense	$27.9	$21.9	$17.3

Amounts recorded in continuing operations	$27.9	$21.9	$17.3
Amounts recorded in discontinued operations	-	3.9	2.8
Total	$27.9	$25.8	$20.1

Compensation expense was recognized during the year ended December 31, 2006, for all share-based option awards granted since January 1, 2006, based on the grant date fair value in accordance with the provisions of SFAS 123(R). The Company recorded additional stock-option expense of $13.6 million in 2006 associated with the adoption of SFAS 123(R).

NOTE 18 – OTHER, NET

At December 31, the components of Other, net were as follows:

In millions	2008	2007	2006
Interest income	$95.6	$36.2	$15.9
Exchange gain (loss)	(41.9)	(2.8)	(21.3)
Minority interests	(20.0)	(14.3)	(14.9)
Earnings from equity investments	3.4	1.0	(0.1)
Other	6.1	(4.2)	13.1
Other, net	$43.2	$15.9	$(7.3)

NOTE 19 – INCOME TAXES

Earnings (loss) before income taxes for the years ended December 31 were taxed within the following jurisdictions:

In millions	2008	2007	2006
United States	$(3,519.6)	$(140.4)	$35.2
Non-U.S.	743.6	1,077.9	822.4
Total	$(2,776.0)	$937.5	$857.6

Provision (benefit) for income taxes by jurisdiction for the years ended December 31 was as follows:

In millions	2008	2007	2006
United States	$(281.2)	$52.8	$(32.7)
Non-U.S.	72.6	151.6	125.3
Total	$(208.6)	$204.4	$92.6

The components of Provision (benefit) for income taxes for the years ended December 31 were as follows:

In millions	2008	2007	2006
Current tax expense	$125.4	$57.8	$64.8
Deferred tax expense (benefit)	(334.0)	146.6	27.8
Total provision (benefit) for income taxes	$(208.6)	$204.4	$92.6

The Provision (benefit) for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory income tax rate to pretax income, as a result of the following differences:

	Percent of pretax income
	2008	2007	2006
Statutory U.S. rate	35.0%	35.0%	35.0%
Increase (decrease) in rates resulting from:
Non-U.S. operations	9.4	(21.0)	(28.2)
Manufacturing exemption/ETI/FSC	0.1	(0.9)	(0.5)
State and local income taxes, net of U.S. tax	(0.3)	(0.1)	(0.5)
Non-deductible impairment charge	(35.1)	-	-
Tax reserves (including uncertain tax position reserves)*	(2.5)	8.0	4.8
Other adjustments	0.9	0.8	0.2
Effective tax rate	7.5%	21.8%	10.8%

Tax incentives, in the form of tax holidays, have been granted in certain jurisdictions to encourage industrial development. The expiration of these tax holidays varies by country. The most significant tax holiday relates to the Company’s qualifying locations in Ireland, which were granted a 10% tax rate through 2010. The benefit for the tax holidays for the year ended December 31, 2008 and 2007 was $4.1 million and $4.9 million, respectively.

At December 31, a summary of the deferred tax accounts were as follows:

In millions	2008	2007
Deferred tax assets:
Inventory and accounts receivable	$29.3	$24.0
Fixed assets and intangibles	23.5	11.4
Postemployment and other benefit liabilities	833.8	468.5
Product liability	324.8	199.3
Other reserves and accruals	198.4	135.6
Net operating losses and credit carryforwards	750.2	445.7
Other	248.8	46.6
Gross deferred tax assets	2,408.8	1,331.1
Less: deferred tax valuation allowances	(247.8)	(207.4)
Deferred tax assets net of valuation allowances	$2,161.0	$1,123.7
Deferred tax liabilities:
Inventory and accounts receivable	$(60.0)	$(11.6)
Fixed assets and intangibles	(2,368.4)	(511.4)
Postemployment and other benefit liabilities	(7.5)	(39.0)
Other reserves and accruals	(5.8)	(11.7)
Other	(77.5)	(8.3)
Gross deferred tax liability	(2,519.2)	(582.0)

Net deferred tax assets (liabilities)	$(358.2)	$541.7

The increase in the valuation allowance of $40.4 million was recorded for U.S. federal tax credit carryforwards, U.S. state net operating loss carryforwards, non-U.S net operating loss and credit carryforwards and other non-US deferred tax assets.

At December 31, 2008, no deferred taxes have been provided for any portion of the $5.7 billion of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries, and it is not practicable to estimate the amount of additional taxes which may be payable upon distribution.

At December 31, 2008, the Company had the following operating loss and tax credit carryforwards available to offset taxable income in prior and future years:

In millions	Amount	Expiration Period
U.S. Federal net operating loss carryforwards	$1,137.7	2009-2028
U.S. Federal credit carryforwards	166.8	2011-2028
U.S. State net operating loss carryforwards	2,679.0	2009-2028
Non-U.S. net operating loss carryforwards	932.6	2009-Unlimited
Non-U.S. credit carryforwards	12.1	Unlimited

The U.S. state net operating loss carryforwards were incurred in various jurisdictions. The non-U.S. net operating loss carryforwards were incurred in various jurisdictions, predominately in Brazil, Germany, Hong Kong, Netherlands, Spain, Switzerland and the United Kingdom.

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

The Company has total unrecognized tax benefits of $589.6 million and $379.8 million as of December 31, 2008, and December 31, 2007, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $490.6 million as of December 31, 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions	2008	2007
Balance at December 31, 2007	$379.8	$457.0
Additions based on tax positions related to the current year	28.8	22.5
Additions based on tax positions related to acquisitions	190.4	-
Additions based on tax positions related to prior years	60.7	75.5
Reductions based on tax positions related to prior years	(65.0)	(33.6)
Reductions related to settlements with tax authorities	(1.3)	(141.0)
Reductions related to lapses of statute of limitations	(3.8)	(0.6)
Balance at December 31, 2008	$589.6	$379.8

In connection with Trane’s spin-off of WABCO, Trane and WABCO entered into a tax sharing agreement for the allocation of pre spin-off taxes. Of the total unrecognized tax benefit of $588.9 million at December 31, 2008, WABCO has agreed to indemnify Trane for $43.3 million, which is reflected in an other long term receivable account.

The Company records interest and penalties associated with the uncertain tax positions within its Provision for income taxes. The Company had reserves associated with interest and penalties, net of tax, of $91.3 million and $93.1 million at December 31, 2008, and December 31, 2007, respectively. For the year ended December 31, 2008 and December 31, 2007, the Company recognized $12.7 million and $8.0 million, respectively, in interest and penalties net of tax related to these uncertain tax positions.

It is reasonably possible that the total amount of unrecognized tax benefits could change within 12 months as a result of settlements of ongoing tax examinations resulting in a decrease of approximately $68.3 million in the unrecognized tax benefits.

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

The Internal Revenue Service (IRS) has completed the examination of the Company’s federal income tax returns through the 2000 tax year and has issued a notice proposing adjustments. The principal proposed adjustment relates to the disallowance of certain capital losses. The Company disputes the IRS position and protests have been filed with the IRS Appeals Division. In order to reduce the potential interest expense associated with this matter, the Company made a payment of $217 million in the third quarter of 2007, which reduced the Company’s total liability for uncertain tax positions by $141 million. Similarly, during the third quarter of 2008, the Company made an additional payment of $55.1 million related to a potential penalty assessment plus accrued interest on this matter. The Company continues negotiating with the IRS on the ultimate settlement of this matter. The issues raised by the IRS associated with this payment are not related to the Company’s reorganization in Bermuda, or the Company’s intercompany debt structure.

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

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. The Company has and intends to continue to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions, have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position.

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FIN 48. To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes.

NOTE 20 – DIVESTITURES AND DISCONTINUED OPERATIONS

The components of discontinued operations for the years ended December 31 are as follows:

In millions	2008	2007	2006
Revenues	$15.3	$2,957.8	$3,375.7

Pre-tax earnings (loss) from operations	(50.3)	(82.5)	376.6
Pre-tax gain (loss) on sale	(5.2)	4,382.6	1.1
Tax benefit (expense)	(1.9)	(1,066.5)	(110.2)
Discontinued operations, net	$(57.4)	$3,233.6	$267.5

Pre-tax loss from operations in 2007 includes a non-cash charge of $449.0 million related to the Company’s liability for all pending and estimated future asbestos claims through 2053 as discussed below in “Other Discontinued Operations”.

Discontinued operations by business for the years ended December 31 are as follows:

In millions	2008	2007	2006
Compact Equipment, net of tax	$(11.7)	$2,927.1	$240.4
Road Development, net of tax	(29.8)	672.5	62.9
Other discontinued operations, net of tax	(15.9)	(366.0)	(35.8)
Total discontinued operations, net of tax	$(57.4)	$3,233.6	$267.5

Compact Equipment Divestiture

On July 29, 2007, the Company agreed to sell its Bobcat, Utility Equipment and Attachments businesses (collectively, Compact Equipment) to Doosan Infracore for gross proceeds of approximately $4.9 billion, subject to post-closing purchase price adjustments. The sale was completed on November 30, 2007. We are currently in the process of resolving the final purchase price adjustments with Doosan Infracore.

Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company has accounted for Compact Equipment as discontinued operations and has classified the assets and liabilities as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

Net revenues and after-tax earnings of Compact Equipment for the years ended December 31 were as follows:

In millions	2008	2007	2006
Net revenues	$15.3	$2,705.9	$2,648.4

After-tax earnings (loss) from operations	$(0.6)	$275.1	$240.4
Gain (loss) on sale, net of tax	(11.1)	2,652.0	-
Total discontinued operations, net of tax	$(11.7)	$2,927.1	$240.4

Road Development Divestiture

On February 27, 2007, the Company agreed to sell its Road Development business unit to AB Volvo (publ) for cash proceeds of approximately $1.3 billion. The sale was completed on April 30, 2007.

The Road Development business unit manufactured and sold asphalt paving equipment, compaction equipment, milling machines and construction-related material handling equipment. The Company has accounted for the Road Development business unit as discontinued operations and has classified the assets and liabilities sold to AB Volvo as held for sale for all periods presented in accordance with SFAS 144.

Net revenues and after-tax earnings of the Road Development business unit for the years ended December 31 were as follows:

In millions	2008	2007	2006
Net revenues	$-	$251.9	$727.3

After-tax earnings from operations	$(0.4)	$37.8	$62.9
Gain on sale, net of tax	(29.4)	634.7	-
Total discontinued operations, net of tax	$(29.8)	$672.5	$62.9

Other Discontinued Operations

The Company also has retained costs from previously sold businesses that mainly include costs related to postretirement benefits, product liability and legal costs (mostly asbestos-related). The components of other discontinued operations for the years ended December 31 were as follows:

In millions	2008	2007	2006
Retained costs, net of tax	$(16.7)	$(340.9)	$(36.5)
Net gain (loss) on disposals, net of tax	0.8	(25.1)	0.7
Total discontinued operations, net of tax	$(15.9)	$(366.0)	$(35.8)

During the fourth quarter of 2007, the Company recorded a non-cash charge of $449.0 million ($277 million after-tax) related to the Company’s liability for all pending and estimated future asbestos claims through 2053. Refer to Note 22 for further details on asbestos-related matters.

NOTE 21 – EARNINGS PER SHARE (EPS)

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

In millions	2008	2007	2006
Weighted-average number of basic shares	300.6	290.7	319.9
Shares issuable under incentive stock plans	3.1	4.6	3.2
Weighted-average number of diluted shares	303.7	295.3	323.1

Anti-dilutive shares	27.7	0.2	3.2

As the Company experienced a net loss in 2008, the Company has not included the impact of shares issuable under incentive stock plans in the calculation of diluted EPS as the result would have an antidilutive effect on EPS.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various litigations, claims and administrative proceedings, including those related to environmental and product liability matters. Amounts recorded for identified contingent liabilities are estimates, which are reviewed periodically and adjusted to reflect additional information when it becomes available. Subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that the liability which may result from these legal matters would not have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

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

During 2008, we spent $6.9 million on capital projects for pollution abatement and control, and an additional $15.5 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of December 31, 2008, the Company has recorded reserves for environmental matters of $100.9 million. The Company believes that these expenditures and accrual levels will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

Asbestos Matters

Certain wholly owned subsidiaries of the Company are named as defendants in asbestos-related lawsuits in state and federal courts. In virtually all of the suits, a large number of other companies have also been named as defendants. The vast majority of those claims has been filed against either Ingersoll-Rand Company (IR-New Jersey) or Trane and generally allege injury caused by exposure to asbestos contained in certain historical products sold by IR-New Jersey or Trane, primarily pumps, boilers and railroad brake shoes. Neither IR-New Jersey nor Trane was a producer or manufacturer of asbestos, however, some formerly manufactured products utilized asbestos-containing components such as gaskets and packings purchased from third-party suppliers.

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

During the fourth quarter of 2007, the Company recorded a non-cash charge to earnings of discontinued operations of $449 million ($277 million after-tax), which is the difference between the amount by which the Company increased its total estimated liability for pending and projected future asbestos-related claims and the amount that the Company expects to recover from insurers with respect to that increased liability.

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

Trane has now settled with a substantial number of its insurers, collectively accounting for approximately 80% of its recorded asbestos-related liability insurance receivable at January 31, 2009. More specifically, effective August 26, 2008, Trane entered into a coverage-in-place agreement (“August 26 Agreement”) with the following five insurance companies or groups: 1) Hartford; 2) Travelers; 3) Allstate (solely in its capacity as successor-in-interest to Northbrook Excess & Surplus Insurance Company); 4) Dairyland Insurance Company; and 5) AIG. The August 26 Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for asbestos bodily injury claims under specified terms and conditions and in exchange for certain releases and indemnifications from Trane. In addition, on September 12, 2008, Trane entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company, both members of the Everest Re group, resolving all claims in the NJ Litigation involving policies issued by those companies (“Everest Re Agreement”). The Everest Re Agreement contains a number of elements, including policy buy-outs and partial buy-outs in exchange for a cash payment along with coverage-in-place features similar to those contained in the August 26 Agreement, in exchange for certain releases and indemnifications by Trane. More recently, on January 26, 2009, Trane entered into a coverage-in-place agreement with Columbia Casualty Company, Continental Casualty Company, and Continental Insurance Company in its own capacity and as successor-in-interest to Harbor Insurance Company and London Guarantee & Accident Company of New York (“CNA Agreement”). The CNA Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for indemnification from Trane. Trane remains in settlement negotiations with the insurer defendants in the NJ Litigation not encompassed within the August 26 Agreement, Everest Re Agreement, and the CNA Agreement. Once concluded, we believe NJ Litigation will resolve coverage issues with respect to approximately 95% of Trane’s recorded insurance receivable in connection with asbestos-related liabilities.

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

From receipt of its first asbestos claims more than twenty five years ago to December 31, 2008, the Company has resolved (by settlement or dismissal) approximately 253,000 claims arising from the legacy Ingersoll Rand businesses. The total amount of all settlements paid by the Company (excluding insurance recoveries) and by its insurance carriers is approximately $351 million, for an average payment per resolved claim of $1,387. The average payment per claim resolved during the year ended December 31, 2008 was $952. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Ingersoll Rand businesses, excluding those filed against Trane, reflecting updated information for the last three years.

	2006	2007	2008
Open claims - January 1	102,968	101,709	100,623
New claims filed	6,457	5,398	4,567
Claims settled	(6,558)	(5,005)	(3,693)
Claims dismissed *	(1,158)	(1,479)	(38,189)
Open claims - December 31	101,709	100,623	63,308

* The significant increase in dismissals in 2008 is attributed to the dismissal of large numbers of dormant and/or inactive cases in Mississippi and New York. This amount reflects the Company’s emphasis on resolution of higher value malignancy claims, particularly mesothelioma claims, rather than lower value non-malignancy claims, which are more heavily represented in the Company’s historical settlements.

From receipt of the first asbestos claim more than twenty years ago through December 31, 2008, the Company has resolved approximately 74,000 (by settlement or dismissal) claims arising from the legacy Trane business. The Company and its insurance carriers have paid settlements of approximately $125.4 million on these claims, which represents an average payment per resolved claim of $1,694. At December 31, 2008, there were 98,339 open claims pending against Trane. Because claims are frequently filed and settled in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

The table below provides additional information regarding asbestos-related claims filed against the legacy Trane businesses, reflecting updated information for the last three years.

	2006	2007	2008
Open claims - January 1	113,730	104,570	105,023
New claims filed	4,440	3,019	3,626
Claims settled	(848)	(740)	(600)
Claims dismissed	(12,752)	(1,826)	(9,710)
Open claims - December 31	104,570	105,023	98,339

At December 31, 2008, over 90 percent of the open claims against the Company are non-malignancy claims, many of which have been placed on inactive or deferral dockets and the vast majority of which have little or no settlement value against the Company, particularly in light of recent changes in the legal and judicial treatment of such claims.

At December 31, 2008, the Company’s liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $1,195.2 million and $423.8 million, respectively, compared to $754.9 million and $249.8 million at December 31, 2007.

The (costs) income associated with the settlement and defense of asbestos related claims after insurance recoveries were as follows:

	December 31,
In millions	2008	2007
Continuing operations	$(1.5)	$-
Discontinued operations	(5.9)	(311.3)
Total	$(7.4)	$(311.3)

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

The European Commission Investigation

In November 2004, Trane was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, Trane, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including Trane and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO as part of a legal reorganization in connection with the spinoff of Trane’s Vehicle Control Systems business that occurred on July 31, 2007. Trane and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among Trane and certain other parties (Indemnification Agreement), American Standard Europe BVBA (renamed WABCO Europe BVBA) (WABCO Europe), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify Trane and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against, any fines related to this investigation. Trane and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. WABCO Europe and other former Trane subsidiaries participated in the hearing. Trane, however, did not participate in the hearing.

In 2006, the European Commission adopted new fining guidelines (2006 Guidelines) and stated its intention to apply these guidelines in all cases in which a Statement of Objections is issued after September 2006. In applying the 2006 Guidelines, the Commission retains considerable discretion in calculating the fine although the European Union regulations provide for a cap on the maximum fine equal to ten percent of Trane’s worldwide revenue attributable to all of its products for the fiscal year prior to the year in which the fine is imposed. If the maximum fine is levied in 2009, the total liability could be approximately $1.1 billion based on Trane’s last full fiscal year of worldwide revenue, subject to a probable reduction for leniency of at least 20 percent provided WABCO Europe, as the leniency applicant, fulfilled all conditions set forth in the European Commission’s leniency notice. WABCO has stated in its Form 10-K for the fiscal year ended December 31, 2008 that its ability to satisfy its obligations under the Indemnification Agreement is contingent on its funding capability at the time of the fine, which could be affected by, among other things, its ability to access its then existing credit facilities, its ability to obtain alternative sources of financing, its ability to obtain some payment relief from the European Commission or its ability to obtain a suspension of the payment obligation from the European Court of First Instance.

Other Matters

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement (DPA) with the DOJ. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

In a related matter, on July 10, 2007, representatives of the Italian Guardia di Finanza (Financial Police) requested documents from Ingersoll-Rand Italiana S.p.A pertaining to certain Oil for Food transactions undertaken by that subsidiary of the Company which resulted in charges being filed against that subsidiary. Such transactions had previously been reported to the SEC and DOJ. At a December 12, 2008 hearing, all charges against the subsidiary were dismissed.

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

The following represents the changes in the Company’s product warranty liability for 2008 and 2007:

In millions	2008	2007
Balance at beginning of year	$146.9	$137.1
Reductions for payments	(207.7)	(68.5)
Accruals for warranties issued during the current period	246.7	80.1
Changes for accruals related to preexisting warranties	(22.9)	(7.8)
Acquisitions	483.3	-
Translation	(5.6)	6.0
Balance at end of the year	$640.7	$146.9

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased by the Company. Total rental expense was $144.8 million in 2008, $72.2 million in 2007 and $68.2 million in 2006. Minimum lease payments required under non-cancelable operating leases with terms in excess of one year for the next five years and thereafter, are as follows: $169.9 million in 2009, $130.8 million in 2010, $102.3 million in 2011, $77.7 million in 2012, $64.3 million in 2013 and $102.5 million thereafter.

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $108.4 million extending from 2008-2028. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through 2008, the Company has experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

The Company also has other contingent liabilities of $5.1 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products from divested businesses.

As part of the reorganization of IR-New Jersey in 2001, IR-Limited has fully and unconditionally guaranteed payment of all of IR-New Jersey’s issued public debt securities. No other subsidiary of ours guarantees these securities.

IR-New Jersey has unconditionally guaranteed payment of the principal, premium, if any, and interest on our 4.75% Senior Notes due in 2015 in aggregate principal amount of $300 million. The guarantee is unsecured and provided on an unsubordinated basis. The guarantee ranks equally in right of payment with all of the existing and future unsecured and unsubordinated debt of IR-New Jersey.

Public debt securities issued by IR Global Holding Company Limited are fully and unconditionally guaranteed by IR-Limited. No other subsidiary of ours guarantees these securities.

NOTE 23 – FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows:

	Fair value measurements			Total Fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$550.2	$-	$-	$550.2
Marketable securities	6.5	-	-	6.5
Derivative instruments	-	25.9	-	25.9
Securitization	-	-	83.6	83.6
Benefit trust assets	24.1	131.1	-	155.2
Total	$580.8	$157.0	$83.6	$821.4

Liabilities:
Derivative instruments	$-	$56.7	$-	$56.7
Benefit liabilities	21.5	175.4	-	196.9
Total	$21.5	$232.1	$-	$253.6

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

•	Securitization – This asset is the interest the Company retains in receivables sold into a special purpose entity. The fair value of the asset is based on a model that requires unobservable inputs.

•

Benefit liabilities – These liabilities include deferred compensation and executive death benefits. The fair value is based on the underlying investment portfolio of the deferred compensation and the specific benefits guaranteed in a death benefit contract with each executive.

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,”

(SFAS 159). SFAS 159 allows the Company the irrevocable option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. As of December 31, 2008, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities.

NOTE 24 – BUSINESS SEGMENT INFORMATION

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

Each reportable segment is based primarily on the types of products it generates. The operating segments have been aggregated as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” A description of the Company’s reportable segments is as follows:

The Air Conditioning Systems and Service segment provides heating, ventilation and air conditioning (HVAC) systems that enhance the quality and comfort of the air in homes and buildings around the world. It offers customers a broad range of energy-efficient HVAC systems, dehumidifying and air cleaning products, service and parts support, advanced building controls as well as financing solutions under the American Standard Heating and Air Conditioning and Trane brands. These brands have leading positions in commercial, residential, institutional and industrial markets.

The Climate Control Technologies segment provides equipment and services to manage controlled-temperature environments for food and other perishables throughout the world. Encompassing the transport and stationary refrigeration markets, this segment offers customers a broad range of products and solutions such as refrigerated display merchandisers, beverage coolers, auxiliary power units, walk-in storage coolers and freezers and transport temperature control units. This segment includes the market leading brands of Hussmann and Thermo King.

The Industrial Technologies segment provides products, services and solutions that enhance energy efficiency, productivity and operations. It offers our global customers a diverse and innovative range of products including compressed air systems, tools, pumps, fluid handling systems, golf and utility vehicles in addition to environmentally friendly micro turbines. This segment includes the Club Car and Ingersoll Rand market leading brands.

The Security Technologies segment is a leading global provider of products and services that make environments safe, secure and productive. The segment’s market-leading products include electronic and biometric access control systems, locks and locksets, door closers, floor closers, exit devices, steel doors and frames, portable security devices, decorative hardware, cabinet hardware as well as time, attendance and personnel scheduling systems. These products serve a wide range of markets including the commercial and residential housing market, healthcare, retail, maritime, transport industries as well as educational and governmental facilities. This segment includes the CISA, LCN, Schlage and Von Duprin brands.

A summary of operations by reportable segments for the years ended December 31, were as follows:

Dollar amounts in millions	2008	2007	2006
Air Conditioning Systems and Services
Revenues	$4,401.3	$-	$-
Operating income (loss)	(3,145.7)	-	-
Operating income as a percentage of revenues	-71.5%	-	-
Depreciation and amortization	275.6	-	-
Capital expenditures	112.5	-	-

Climate Control Technologies
Revenues	3,356.8	3,372.4	3,171.0
Operating income	278.9	382.6	356.0
Operating income as a percentage of revenues	8.3%	11.3%	11.2%
Depreciation and amortization	49.6	48.9	52.1
Capital expenditures	64.8	38.9	25.6

Industrial Technologies
Revenues	2,938.3	2,877.1	2,577.7
Operating income	353.7	392.0	351.8
Operating income as a percentage of revenues	12.0%	13.6%	13.6%
Depreciation and amortization	41.6	36.2	32.4
Capital expenditures	52.9	41.2	55.6

Security Technologies
Revenues	2,531.0	2,513.6	2,285.0
Operating income	100.4	433.5	400.2
Operating income as a percentage of revenues	4.0%	17.2%	17.5%
Depreciation and amortization	47.5	46.6	42.6
Capital expenditures	54.7	34.4	43.6
Total revenues	$13,227.4	$8,763.1	$8,033.7

Operating income (loss) from reportable segments	(2,412.7)	1,208.1	1,108.0
Unallocated corporate expense	(161.1)	(150.3)	(109.5)
Total operating income (loss)	$(2,573.8)	$1,057.8	$998.5
Total operating income (loss) as a percentage of revenues	-19.5%	12.1%	12.4%

Depreciation and amortization from reportable segments	414.3	131.7	127.1
Unallocated depreciation and amortization	38.8	7.1	21.7
Total depreciation and amortization	$453.1	$138.8	$148.8

Capital expenditures from reportable segments	284.9	114.5	124.8
Corporate capital expenditures	21.1	5.2	20.0
Total capital expenditures	$306.0	$119.7	$144.8

Revenues by destination and long-lived assets by geographic area for the years ended December 31 were as follows:

In millions	2008	2007	2006
Revenues
United States	$7,709.4	$4,756.0	$4,570.9
Non-U.S.	5,518.0	4,007.1	3,462.8
Total	$13,227.4	$8,763.1	$8,033.7

In millions	2008	2007
Long-lived assets
United States	$3,706.3	$820.5
Non-U.S.	753.9	639.6
Total	$4,460.2	$1,460.1

NOTE 25 – GUARANTOR FINANCIAL INFORMATION

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

IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At December 31, 2008, $1.0 billion of the original $3.6 billion note remains outstanding. The Class B common shares are non-voting and pay dividends comparable to the Class A common shares. In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

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

The Company has revised the guarantor financial statements for all periods presented in order to reflect Ingersoll-Rand Global Holding Company Limited (IR Global Holding) as a stand-alone subsidiary. IR Global Holding, a 100% owned subsidiary of IR-Limited, issued public debt that is guaranteed by IR-Limited. As part of the process to revise the condensed financial statements, the Company noted errors within the consolidation process of the subsidiaries. Total consolidated results were not impacted by these revisions; however, certain amounts reported within the IR-New Jersey and Other Subsidiary columns have been corrected. The Company determined that these errors were immaterial to the Company’s financial statements. All periods have been revised in the current presentation.

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

See Note 12 and 22 for a further discussion on the public debt issuance and related guarantees.

The following condensed consolidated financial information for IR-Limited, IR Global Holding, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR Global Holding and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

Condensed Consolidating Income Statement

For the year ended December 31, 2008

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$898.5	$12,328.9	$—	$13,227.4
Cost of goods sold	—	—	(664.3)	(9,083.8)	—	(9,748.1)
Selling and administrative expenses	(41.7)	(0.5)	(292.0)	(2,008.9)	—	(2,343.1)
Asset impairment	—	—	—	(3,710.0)	—	(3,710.0)
Operating (loss) income	(41.7)	(0.5)	(57.8)	(2,473.8)	—	(2,573.8)
Equity earnings in affiliates (net of tax)	(2,459.4)	(1,257.3)	118.6	(279.5)	3,877.6	—
Interest expense	(15.5)	(108.9)	(73.2)	(47.8)	—	(245.4)
Intercompany interest and fees	(95.8)	(168.2)	(353.9)	617.9	—	—
Other, net	(17.1)	26.9	102.9	(69.5)	—	43.2
Earnings (loss) before income taxes	(2,629.5)	(1,508.0)	(263.4)	(2,252.7)	3,877.6	(2,776.0)
Benefit (provision) for income taxes	—	(0.6)	67.4	141.8	—	208.6
Earnings (loss) from continuing operations	(2,629.5)	(1,508.6)	(196.0)	(2,110.9)	3,877.6	(2,567.4)
Discontinued operations, net of tax	4.7	—	(83.5)	21.4	—	(57.4)
Net earnings (loss)	$(2,624.8)	$(1,508.6)	$(279.5)	$(2,089.5)	$3,877.6	$(2,624.8)

Condensed Consolidating Income Statement

For the year ended December 31, 2007

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$-	$-	$911.9	$7,851.2	$-	$8,763.1
Cost of goods sold	-	-	(629.2)	(5,642.8)	-	(6,272.0)
Selling and administrative expenses	(32.7)	(0.6)	(302.3)	(1,097.7)	-	(1,433.3)
Operating (loss) income	(32.7)	(0.6)	(19.6)	1,110.7	-	1,057.8
Equity earnings in affiliates (net of tax)	4,038.4	3,234.2	873.1	765.2	(8,910.9)	-
Interest expense	(39.8)	-	(69.9)	(26.5)	-	(136.2)
Intercompany interest and fees	(53.8)	(155.4)	(684.0)	893.2	-	-
Other, net	54.6	2.9	71.4	(113.0)	-	15.9
Earnings (loss) before income taxes	3,966.7	3,081.1	171.0	2,629.6	(8,910.9)	937.5
Benefit (provision) for income taxes	-	-	167.8	(372.2)	-	(204.4)
Earnings (loss) from continuing operations	3,966.7	3,081.1	338.8	2,257.4	(8,910.9)	733.1
Discontinued operations, net of tax	-	-	426.4	2,807.2	-	3,233.6
Net earnings (loss)	$3,966.7	$3,081.1	$765.2	$5,064.6	$(8,910.9)	$3,966.7

Condensed Consolidating Income Statement

For the year ended December 31, 2006

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$-	$-	$922.0	$7,111.7	$-	$8,033.7
Cost of goods sold	-	-	(658.7)	(5,109.7)	-	(5,768.4)
Selling and administrative expenses	(16.3)	(0.9)	(252.3)	(997.3)	-	(1,266.8)
Operating (loss) income	(16.3)	(0.9)	11.0	1,004.7	-	998.5
Equity earnings in affiliates (net of tax)	1,057.6	889.0	410.9	(37.3)	(2,320.2)	-
Interest expense	(30.3)	-	(77.6)	(25.7)	-	(133.6)
Intercompany interest and fees	(32.9)	(76.0)	(644.2)	753.1	-	-
Other, net	54.4	1.9	64.2	(127.8)	-	(7.3)
Earnings (loss) before income taxes	1,032.5	814.0	(235.7)	1,567.0	(2,320.2)	857.6
Benefit (provision) for income taxes	-	-	192.1	(284.7)	-	(92.6)
Earnings (loss) from continuing operations	1,032.5	814.0	(43.6)	1,282.3	(2,320.2)	765.0
Discontinued operations, net of tax	-	-	6.3	261.2	-	267.5
Net earnings (loss)	$1,032.5	$814.0	$(37.3)	$1,543.5	$(2,320.2)	$1,032.5

Condensed Consolidating Balance Sheet

December 31, 2008

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Current assets:
Cash and cash equivalents	$-	$1.1	$8.6	$540.5	$-	$550.2
Accounts and notes receivable, net	-	-	224.7	2,203.8	-	2,428.5
Inventories	-	-	71.4	1,543.7	-	1,615.1
Other current assets	5.0	3.3	166.5	631.1	-	805.9
Accounts and notes receivable affiliates	433.1	1,911.5	4,367.1	36,804.3	(43,516.0)	-
Total current assets	438.1	1,915.9	4,838.3	41,723.4	(43,516.0)	5,399.7

Investment in affiliates	10,093.7	12,337.4	7,420.0	65,156.2	(95,007.3)	-
Property, plant and equipment, net	-	-	161.9	1,806.6	-	1,968.5
Intangible assets, net	-	-	72.6	11,761.6	-	11,834.2
Other noncurrent assets	(3.0)	12.1	742.3	970.7	-	1,722.1
Total assets	$10,528.8	$14,265.4	$13,235.1	$121,418.5	$(138,523.3)	$20,924.5

Current liabilities:
Accounts payable and accruals	$0.5	$37.4	$194.0	$2,929.1	$-	$3,161.0
Short-term borrowings and current maturities of long-term debt	-	1,752.7	353.2	244.5	-	2,350.4
Accounts and note payable affiliates	3,409.7	5,230.6	5,526.5	29,349.2	(43,516.0)	-
Total current liabilities	3,410.2	7,020.7	6,073.7	32,522.8	(43,516.0)	5,511.4

Long-term debt	299.2	1,598.7	395.7	480.1	-	2,773.7
Note payable affiliate	-	-	1,047.4	-	(1,047.4)	-
Other noncurrent liabilities	158.0	2.9	2,194.4	3,622.7	-	5,978.0
Total liabilities	3,867.4	8,622.3	9,711.2	36,625.6	(44,563.4)	14,263.1

Shareholders’ equity:
Class A common shares	370.9	(52.1)	-	-	-	318.8
Class B common shares	197.2	-	-	-	(197.2)	-
Other shareholders’ equity	8,930.7	5,645.0	4,446.0	87,278.2	(99,506.5)	6,793.4
Accumulated other comprehensive income (loss)	(129.3)	50.2	(523.3)	(176.2)	327.8	(450.8)
	9,369.5	5,643.1	3,922.7	87,102.0	(99,375.9)	6,661.4
Less: Contra account	(2,708.1)	-	(398.8)	(2,309.1)	5,416.0	-
Total shareholders’ equity	6,661.4	5,643.1	3,523.9	84,792.9	(93,959.9)	6,661.4
Total liabilities and equity	$10,528.8	$14,265.4	$13,235.1	$121,418.5	$(138,523.3)	$20,924.5

Condensed Consolidating Balance Sheet

December 31, 2007

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Current assets:
Cash and cash equivalents	$0.6	$1,979.1	$545.4	$2,210.2	$-	$4,735.3
Accounts and notes receivable	0.4	-	263.8	1,396.5	-	1,660.7
Inventories	-	-	76.4	750.8	-	827.2
Other current assets	-	0.2	136.7	340.6	-	477.5
Accounts and notes receivable affiliates	252.6	916.2	5,150.6	33,482.0	(39,801.4)	-
Total current assets	253.6	2,895.5	6,172.9	38,180.1	(39,801.4)	7,700.7

Investment in affiliates	9,795.0	8,050.3	9,487.9	38,083.3	(65,416.5)	-
Property, plant and equipment, net	-	-	151.1	753.8	-	904.9
Intangible assets, net	-	-	72.5	4,645.4	-	4,717.9
Other assets	1.5	-	704.5	346.7	-	1,052.7
Total assets	$10,050.1	$10,945.8	$16,588.9	$82,009.3	$(105,217.9)	$14,376.2

Current liabilities:
Accounts payable and accruals	$6.9	$4.6	$527.1	$1,956.1	$-	$2,494.7
Short-term borrowings and current maturities of long-term debt	-	-	555.4	185.6	-	741.0
Accounts and note payable affiliates	1,639.1	5,779.7	7,001.7	25,380.9	(39,801.4)	-
Total current liabilities	1,646.0	5,784.3	8,084.2	27,522.6	(39,801.4)	3,235.7

Long-term debt	299.1	-	403.2	10.4	-	712.7
Note payable affiliate	-	-	2,097.4	-	(2,097.4)	-
Other liabilities	197.1	0.4	1,916.4	406.0	-	2,519.9
Total liabilities	2,142.2	5,784.7	12,501.2	27,939.0	(41,898.8)	6,468.3

Shareholders’ equity:
Class A common shares	370.0	(97.4)	-	-	-	272.6
Class B common shares	270.6	-	-	-	(270.6)	-
Other shareholders’ equity	11,046.9	5,115.6	4,900.3	57,564.7	(71,238.7)	7,388.8
Accumulated other comprehensive income (loss)	567.9	52.8	(397.4)	527.8	(504.6)	246.5
	12,255.4	5,071.0	4,502.9	58,092.5	(72,013.9)	7,907.9
Less: Contra account	(4,347.5)	90.1	(415.2)	(4,022.2)	8,694.8	-
Total shareholders’ equity	7,907.9	5,161.1	4,087.7	54,070.3	(63,319.1)	7,907.9
Total liabilities and equity	$10,050.1	$10,945.8	$16,588.9	$82,009.3	$(105,217.9)	$14,376.2

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2008

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash (used in) provided by continuing operating activities	$(74.2)	$(82.4)	$(708.3)	$1,221.7	$356.8
Net cash (used in) provided by discontinued operating activities	—	—	(2.6)	(23.3)	(25.9)

Cash flows from investing activities:
Capital expenditures	—	—	(31.0)	(275.0)	(306.0)
Proceeds from sale of property, plant and equipment	—	—	(8.4)	85.8	77.4
Acquisitions, net of cash	—	—	—	(7,107.3)	(7,107.3)
Proceeds from business dispositions	—	—	21.7	31.2	52.9
Proceeds from the sale of marketable securities	—	—	8.0	(0.2)	7.8
Other	—	—	(7.9)	(23.3)	(31.2)
Net cash (used in) provided by continuing investing activities	—	—	(17.6)	(7,288.8)	(7,306.4)
Net cash (used in) provided by discontinued investing activities	—	—	—	—	—

Cash flows from financing activities:
Net proceeds (repayments) in debt	—	3,351.4	(209.7)	(157.3)	2,984.4
Debt issue costs	—	(23.0)	—	—	(23.0)
Net inter-company (payments) proceeds	516.6	(5,275.8)	365.5	4,393.7	—
Proceeds from the exercise of stock options	18.5	—	—	—	18.5
Excess tax benefit from share-based compensation	—	—	19.5	(6.4)	13.1
Dividends (paid) received	(461.5)	53.8	16.4	178.4	(212.9)
Repurchase of common shares by subsidiary	—	(2.0)	—	—	(2.0)
Net cash (used in) provided by continuing financing activities	73.6	(1,895.6)	191.7	4,408.4	2,778.1
Net cash (used in) provided by discontinued financing activities	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	12.3	12.3

Net (decrease) increase in cash and cash equivalents	(0.6)	(1,978.0)	(536.8)	(1,669.7)	(4,185.1)
Cash and cash equivalents - beginning of period	0.6	1,979.1	545.4	2,210.2	4,735.3
Cash and cash equivalents - end of period	$—	$1.1	$8.6	$540.5	$550.2

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2007

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash (used in) provided by continuing operating activities	$(100.0)	$-	$(457.8)	$1,387.7	$829.9
Net cash (used in) provided by discontinued operating activities	-	-	(37.0)	103.2	66.2

Cash flows from investing activities:
Capital expenditures	-	-	(24.7)	(95.0)	(119.7)
Proceeds from sale of property, plant and equipment	-	-	4.6	9.6	14.2
Acquisitions, net of cash	-	-	(0.6)	(25.1)	(25.7)
Proceeds from business dispositions	-	-	3,076.7	3,077.6	6,154.3
Proceeds from the sale of marketable securities	-	-	-	0.7	0.7
Other	-	-	(0.3)	28.9	28.6
Net cash (used in) provided by continuing investing activities	-	-	3,055.7	2,996.7	6,052.4
Net cash (used in) provided by discontinued investing activities	-	-	(4.7)	(53.0)	(57.7)

Cash flows from financing activities:
Net proceeds (repayments) in debt	(378.0)	-	(49.4)	(122.3)	(549.7)
Net inter-company (payments) proceeds	776.2	3,924.1	(2,088.6)	(2,611.7)	-
Proceeds from the exercise of stock options	160.2	-	-	-	160.2
Excess tax benefit from share-based compensation	-	-	29.1	7.0	36.1
Dividends (paid) received	(459.5)	54.9	16.4	178.4	(209.8)
Repurchase of common shares by subsidiary	-	(1,999.9)	-	-	(1,999.9)
Net cash (used in) provided by continuing financing activities	98.9	1,979.1	(2,092.5)	(2,548.6)	(2,563.1)
Net cash (used in) provided by discontinued financing activities	-	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	-	51.8	51.8

Net (decrease) increase in cash and cash equivalents	(1.1)	1,979.1	463.7	1,937.8	4,379.5
Cash and cash equivalents - beginning of period	1.7	-	81.7	272.4	355.8
Cash and cash equivalents - end of period	$0.6	$1,979.1	$545.4	$2,210.2	$4,735.3

Condensed Consolidating Statement of Cash Flows

For the year ended December 31, 2006

In millions	IR Limited	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash (used in) provided by continuing operating activities	$(67.4)	$-	$(83.3)	$963.8	$813.1
Net cash (used in) provided by discontinued operating activities	-	-	173.4	(31.7)	141.7

Cash flows from investing activities:
Capital expenditures	-	-	(43.8)	(101.0)	(144.8)
Proceeds from sale of property, plant and equipment	-	-	0.9	8.7	9.6
Acquisitions, net of cash	-	-	(11.8)	(37.9)	(49.7)
Proceeds from business dispositions	-	-	-	-	-
Proceeds from the sale of marketable securities	-	151.4	-	4.4	155.8
Other	-	-	-	0.4	0.4
Net cash (used in) provided by continuing investing activities	-	151.4	(54.7)	(125.4)	(28.7)
Net cash (used in) provided by discontinued investing activities	-	-	(8.7)	(123.8)	(132.5)

Cash flows from financing activities:
Net proceeds (repayments) in debt	379.1	-	(499.7)	(19.9)	(140.5)
Net inter-company (payments) proceeds	(7.3)	847.0	323.1	(1,162.8)	-
Proceeds from the exercise of stock options	95.7	-	-	-	95.7
Excess tax benefit from stock-based compensation	-	-	8.9	6.6	15.5
Dividends (paid) received	(423.9)	22.3	15.6	168.4	(217.6)
Repurchase of common shares by subsidiary	-	(1,096.3)	-	-	(1,096.3)
Net cash (used in) provided by continuing financing activities	43.6	(227.0)	(152.1)	(1,007.7)	(1,343.2)
Net cash (used in) provided by discontinued financing activities	-	-	-	-	-

Effect of exchange rate changes on cash and cash equivalents	-	-	-	29.4	29.4

Net (decrease) increase in cash and cash equivalents	(23.8)	(75.6)	(125.4)	(295.4)	(520.2)
Cash and cash equivalents - beginning of period	25.5	75.6	207.1	567.8	876.0
Cash and cash equivalents - end of period	$1.7	$-	$81.7	$272.4	$355.8

SCHEDULE II

INGERSOLL-RAND COMPANY LIMITED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Amounts in millions)

Allowances for Doubtful Accounts:

Balance December 31, 2005	$28.3
Net reductions in costs and expenses	(11.4)
Deductions *	(11.4)
Business acquisitions and divestitures, net	1.4
Currency translation	1.4

Balance December 31, 2006	8.3
Additions charged to costs and expenses	9.8
Deductions *	(7.2)
Business acquisitions and divestitures, net	0.4
Currency translation	0.9

Balance December 31, 2007	12.2
Additions charged to costs and expenses	15.1
Deductions *	(15.6)
Business acquisitions and divestitures, net	43.6
Currency translation	(4.1)

Balance December 31, 2008	$51.2

(*)	“Deductions” include accounts and advances written off, less recoveries.

SCHEDULE II

INGERSOLL-RAND COMPANY LIMITED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Amounts in millions)

Reserve for LIFO:

Balance December 31, 2005	$77.9
Additions	19.7
Reductions	(2.2)

Balance December 31, 2006	95.4
Additions	-
Reductions	(11.1)

Balance December 31, 2007	84.3
Additions	38.4
Reductions	(9.2)

Balance December 31, 2008	$113.5