Form 10-Q
period 2009-03-31
INGERSOLL RAND CO LTD
filed 2009-05-08
CIK 1160497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-16831

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

The number of Class A common shares outstanding as of April 30, 2009 was 319,097,397.

INGERSOLL-RAND COMPANY LIMITED

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INGERSOLL-RAND COMPANY LIMITED

CONDENSED CONSOLIDATED INCOME STATEMENT

(Unaudited)

	Three months ended March 31,
In millions, except per share amounts	2009	2008
Net revenues	$2,932.9	$2,163.3
Cost of goods sold	(2,206.4)	(1,540.9)
Selling and administrative expenses	(676.6)	(375.4)

Operating income	49.9	247.0
Interest expense	(67.4)	(27.5)
Other, net	12.5	43.2

Earnings (loss) before income taxes	(5.0)	262.7
Benefit (provision) for income taxes	(10.5)	(47.2)

Continuing operations	(15.5)	215.5
Discontinued operations, net of tax	(6.3)	(30.1)

Net earnings (loss)	(21.8)	185.4
Less: Net earnings attributable to noncontrolling interests	(4.9)	(3.8)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$(26.7)	$181.6

Amounts attributable to Ingersoll-Rand Company Limited common shareholders:
Continuing operations	$(20.4)	$211.7
Discontinued operations	(6.3)	(30.1)

Net earnings (loss)	$(26.7)	$181.6

Earnings (loss) per share attributable to Ingersoll-Rand Company Limited common shareholders:
Basic:
Continuing operations	$(0.06)	$0.77
Discontinued operations	(0.02)	(0.11)

Net earnings (loss)	$(0.08)	$0.66

Diluted:
Continuing operations	$(0.06)	$0.77
Discontinued operations	(0.02)	(0.11)

Net earnings (loss)	$(0.08)	$0.66

Weighted-average shares outstanding
Basic	320.5	273.8
Diluted	320.5	276.3

Dividends per common share	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

In millions	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$493.6	$550.2
Accounts and notes receivable, net	2,291.1	2,512.1
Inventories	1,559.5	1,615.1
Other current assets	672.1	722.3

Total current assets	5,016.3	5,399.7
Property, plant and equipment, net	1,936.4	1,968.5
Goodwill	6,543.3	6,620.1
Intangible assets, net	5,160.9	5,214.1
Other noncurrent assets	1,699.7	1,722.1

Total assets	$20,356.6	$20,924.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$933.4	$1,046.5
Accrued compensation and benefits	401.7	508.8
Accrued expenses and other current liabilities	1,591.3	1,605.7
Short-term borrowings and current maturities of long-term debt	1,702.7	2,350.4

Total current liabilities	4,629.1	5,511.4
Long-term debt	3,449.1	2,773.7
Postemployment and other benefit liabilities	1,860.5	1,865.5
Deferred income taxes	2,126.6	2,184.8
Other noncurrent liabilities	1,792.6	1,827.0

Total liabilities	13,857.9	14,162.4
Shareholders’ equity:
Ingersoll-Rand Company Limited shareholders’ equity:
Class A common shares	319.1	318.8
Capital in excess of par value	2,266.9	2,246.0
Retained earnings	4,401.7	4,547.4
Accumulated other comprehensive income (loss)	(587.8)	(450.8)

Total Ingersoll-Rand Company Limited shareholders’ equity	6,399.9	6,661.4
Noncontrolling interests	98.8	100.7

Total shareholders’ equity	6,498.7	6,762.1

Total liabilities and shareholders’ equity	$20,356.6	$20,924.5

See accompanying notes to condensed consolidated financial statements.

INGERSOLL-RAND COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
In millions	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(21.8)	$185.4
(Income) loss from discontinued operations, net of tax	6.3	30.1
Adjustments to arrive at net cash provided by (used in) operating activities:
Depreciation and amortization	102.5	38.1
Stock settled share-based compensation	22.2	14.0
Changes in other assets and liabilities, net	(21.5)	(944.0)
Other, net	(35.7)	7.3

Net cash provided by (used in) continuing operating activities	52.0	(669.1)
Net cash provided by (used in) discontinued operating activities	(11.1)	(11.0)

Cash flows from investing activities:
Capital expenditures	(58.9)	(37.4)
Acquisitions, net of cash acquired	—	(30.3)
Proceeds from sale of property, plant and equipment	8.7	2.1
Proceeds from business dispositions, net of cash	—	8.5
Other, net	(0.1)	5.1

Net cash provided by (used in) continuing investing activities	(50.3)	(52.0)

Cash flows from financing activities:
Proceeds from bridge loan	196.0	—
Commercial paper program (net)	(165.2)	—
Increase in short-term borrowings	6.5	7.2
Payments of long-term debt	(7.6)	(0.8)

Net change in debt	29.7	6.4
Dividends paid to common shareholders	(57.4)	(49.1)
Acquisitions of noncontrolling interests, net of cash acquired	(1.5)	—
Proceeds from exercise of stock options	0.6	4.2
Other, net	(2.2)	20.2

Net cash provided by (used in) continuing financing activities	(30.8)	(18.3)

Effect of exchange rate changes on cash and cash equivalents	(16.4)	83.4

Net increase (decrease) in cash and cash equivalents	(56.6)	(667.0)
Cash and cash equivalents - beginning of period	550.2	4,735.3

Cash and cash equivalents - end of period	$493.6	$4,068.3

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

Reorganization

On March 5, 2009, the Company’s board of directors approved a reorganization of the Company from Bermuda to Ireland (the Reorganization). The first step in this proposed reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009. To complete the reorganization, IR-Limited shareholders will be asked to vote in favor of the reorganization at a special meeting of the shareholders on June 3, 2009. If all applicable conditions are satisfied, including approval by IR-Limited’s shareholders and the Supreme Court of Bermuda, it is expected that Ingersoll-Rand plc, an Irish incorporated company (IR-Ireland), will replace IR-Limited as the Company’s ultimate parent by means of a court-approved arrangement. The Company expects the incorporation in Ireland will take place within two to four weeks of the date that the shareholders approve the reorganization.

Note 2 – Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated unaudited results for the interim periods presented.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Ingersoll-Rand Company Limited Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications of amounts reported in prior years have been made to conform to the 2009 classification.

On January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, the statement requires expanded income statement presentation that clearly identifies and distinguishes between the interests of the Company and the interests of the noncontrolling owners of the subsidiary.

As a result, noncontrolling interests of $98.8 and $100.7 million are now included as a component of Shareholders’ equity in the Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008, respectively. The earnings attributable to noncontrolling interests of $4.9 million and $3.8 million are now presented as an adjustment from Net earnings (loss) used to arrive at Net earnings (loss) attributable to Ingersoll-Rand Company Limited in the Condensed Consolidated Income Statement for the three months ended March 31, 2009 and 2008, respectively. Prior to the adoption of SFAS 160, earnings associated with noncontrolling interests were reported as a component of Other, net.

As discussed in Note 3, the Company acquired Trane Inc. (Trane) at the close of business on June 5, 2008 (the Acquisition Date). The results of operations of Trane have been included in the condensed consolidated statement of operations and cash flows for the three months ended March 31, 2009. No amounts have been included for the three months ended March 31, 2008.

Note 3 – Acquisition of Trane Inc.

At the close of business on June 5, 2008, the Company completed its acquisition of 100% of the outstanding common shares of Trane. Trane, formerly American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets, a reputation for reliability, high quality and product innovation and a powerful distribution network.

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

The following unaudited pro forma information for the three months ended March 31, 2008 assumes the acquisition of Trane occurred as of the beginning of the respective period presented:

In millions	March 31, 2008
Net revenues	$3,871.8
Earnings from continuing operations attributable to Ingersoll-Rand Company Limited common shareholders	136.3

The unaudited pro forma financial information for the three months ended March 31, 2008 include $100.1 million of non-recurring purchase accounting charges associated with the fair value allocation of purchase price to backlog, inventory and in-process research and development costs.

In addition, for the three months ended March 31, 2008, the Company included $60.7 million as an increase to interest expense associated with the borrowings to fund (a) the cash portion of the purchase price and (b) the out-of-pocket transaction costs associated with the acquisition.

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the period presented, nor is it intended to be a projection of future results or trends.

Note 4 – Restructuring Activities

Restructuring charges recorded during the three months ended March 31, 2009 were as follows:

In millions	Cost of goods sold	Selling and administrative	Total
Air Conditioning Systems and Services	$—	$0.4	$0.4
Climate Control Technologies	(0.9)	0.8	(0.1)
Industrial Technologies	4.6	4.2	8.8
Security Technologies	(0.4)	0.7	0.3
Corporate and Other	—	1.5	1.5

Total	$3.3	$7.6	$10.9

Restructuring charges recorded during the three months ended March 31, 2008 were as follows:

In millions	Cost of goods sold	Selling and administrative	Total
Air Conditioning Systems and Services	$—	$—	$—
Climate Control Technologies	0.5	0.5	1.0
Industrial Technologies	2.1	0.7	2.8
Security Technologies	—	—	—
Corporate and Other	—	—	—

Total	$2.6	$1.2	$3.8

The changes in the restructuring reserve were as follows:

In millions	December 31, 2008	Additions	Reversals	Cash and non-cash uses	Currency Translation	March 31, 2009
Air Conditioning Systems and Services	$17.1	0.4	—	(5.4)	(0.4)	$11.7
Climate Control Technologies	32.5	1.9	(2.0)	(15.8)	(2.8)	13.8
Industrial Technologies	2.7	8.8	—	(3.9)	—	7.6
Security Technologies	11.1	2.1	(1.8)	(1.9)	(0.5)	9.0
Corporate and Other	1.1	1.5	—	(0.4)	—	2.2

Total	$64.5	$14.7	$(3.8)	$(27.4)	$(3.7)	$44.3

In October 2008, the Company announced an enterprise-wide restructuring program necessitated by the severe economic downturn. This program included streamlining the footprint of manufacturing facilities and reducing the general and administrative cost base across all sectors of the company. Projected costs totaled $110 million.

During the first quarter of 2009, the Company expanded the scope of the restructuring program, with total projected costs now expected to be approximately $120 million. Since the beginning of the fourth quarter of 2008, the Company has incurred $81.6 million associated with the restructuring program, which reduced headcount by approximately 2,700 and is closing 34 facilities, including 12 factories and 14 warehouses. As of March 31, 2009, the Company had $44.3 million accrued for the workforce reductions and consolidation of manufacturing facilities, of which a majority will be paid throughout the remainder of 2009.

During the first quarter of 2008, the Company incurred costs of $3.8 million associated with ongoing restructuring actions initiated in 2007. These actions included workforce reductions as well as the consolidation of manufacturing facilities in an effort to increase efficiencies across multiple lines of business.

Note 5 – Inventories

Depending on the business, U.S. inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method or the lower of cost or market using the first-in, first-out (FIFO) method. Non-U.S. inventories are primarily stated at the lower of cost or market using the FIFO method.

The major classes of inventory are as follows:

In millions	March 31, 2009	December 31, 2008
Raw materials	$423.8	$446.9
Work-in-process	296.3	301.7
Finished goods	945.8	980.0

	1,665.9	1,728.6
LIFO reserve	(106.4)	(113.5)

Total	$1,559.5	$1,615.1

Note 6 – Goodwill

The changes in the carrying amount of goodwill are as follows:

In millions	Air Conditioning Systems and Services	Climate Control Technologies	Industrial Technologies	Security Technologies	Total
December 31, 2008	$3,033.9	$2,577.0	$369.8	$639.4	$6,620.1
Acquisitions and adjustments	(0.7)	—	—	—	(0.7)
Translation	—	(38.6)	(4.8)	(32.7)	(76.1)

March 31, 2009	$3,033.2	$2,538.4	$365.0	$606.7	$6,543.3

The Company allocated the purchase price of Trane to the preliminary estimated fair value of assets acquired and liabilities assumed upon acquisition in accordance with SFAS No. 141, “Business Combinations”.

During the three months ended March 31, 2009, the Company made immaterial adjustments to the purchase price allocation, which decreased Goodwill by $0.7 million. The Company expects to finalize the purchase price allocation in the second quarter of 2009.

Note 7 – Intangible Assets

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets:

In millions	March 31, 2009	December 31, 2008
Customer relationships	$2,361.3	$2,368.2
Completed technologies/patents	202.3	203.1
Other	187.7	189.6
Trademarks (finite-lived)	102.7	109.3

Total gross finite-lived intangible assets	2,854.0	2,870.2
Accumulated amortization	(413.0)	(378.5)

Total net finite-lived intangible assets	2,441.0	2,491.7
Trademarks (indefinite-lived)	2,719.9	2,722.4

Total	$5,160.9	$5,214.1

Intangible asset amortization expense was $38.2 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively. The increase is attributable to the Company’s acquisition of Trane on June 5, 2008. See Note 3 for a further discussion on the acquisition of Trane.

Note 8 – Accounts Receivable Purchase Agreements

In connection with the acquisition of Trane, the Company acquired Trane’s accounts receivable purchase agreement (the Trane Facility) in the U.S. As part of the Trane Facility, Trane formed a special-purpose entity (SPE) for the sole purpose of buying and selling receivables generated by Trane. Under the Trane Facility, Trane, irrevocably and without recourse, transferred all eligible accounts receivable to the SPE, which, in turn, sold undivided ownership interests in them to a conduit administered by the participating bank. The assets of the SPE were not available to pay the claims of Trane or any of its subsidiaries.

The undivided interests in receivables sold to the conduit as a part of the Trane Facility were removed from the balance sheet since they met the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Trane’s interests in the receivables retained by the Company were recorded at its allocated carrying amount, less an appropriate reserve for doubtful accounts, in the balance sheet as of December 31, 2008. To the extent that the consideration received was less than the allocated carrying value of the receivables sold, losses were recognized at the time of sale.

On March 31, 2009, the Company entered into new accounts receivable purchase agreements (the Expanded IR Facility), to expand the existing accounts receivable purchase agreement. The Expanded IR Facility supersedes the Trane Facility. As of March 31, 2009, there are no interests in the receivables retained by the Company related to the Trane Facility.

Under the Expanded IR Facility, the Company continuously sells, through certain consolidated special purpose vehicles, designated pools of eligible trade receivables to an affiliated master special purpose vehicle (MSPV) which, in turn, sells undivided ownership interests to three conduits administered by unaffiliated financial institutions.

The maximum purchase limit of the three conduits is $325.0 million. The Company pays commitment fees on the aggregate amount of the liquidity commitments of the financial institutions under the facility (which is 102% of the maximum purchase limit) and an additional program fee on the aggregate amounts purchased under the facility by the conduits to the extent funded through the issuance of commercial paper or other securities.

The MSPV is not designed to be a qualifying SPE as defined in SFAS 140, since the MSPV transfers assets representing undivided ownership interests in the accounts receivables it holds to the conduits. The Company has concluded that the MSPV is a variable interest entity (VIE) pursuant to FASB Interpretation (FIN) 46R, “Consolidation of Variable Interest Entities,” whereby the Company is deemed the primary beneficiary and subsequently consolidates the MSPV. In accordance with SFAS 140, accounts receivable balances are not removed from the balance sheet until the undivided ownership interests are sold to the conduits.

On March 31, 2009, the Company transferred $641.0 million of receivables into the MSPV, of which undivided ownership interests in $50.0 million of these receivables were sold to the conduits. As such, the accounts receivable balances that were sold to the conduits were removed from the balance sheet as of March 31, 2009. Pursuant to SFAS 140, the remaining trade receivables transferred into the MSPV but not sold to the conduits remain in Accounts and notes receivable, net as of March 31, 2009. The interests in the receivables retained by the Company are exposed to the first risk of loss for any uncollectible amounts in the receivables sold under the facility. The Company provides no other forms of continued financial support related to the undivided interests transferred to the conduits. The Company has reclassified $83.6 million of its net interests in the receivables retained by the Company as of December 31, 2008 from Other current assets to Accounts and notes receivable, net, to conform to the current year presentation. Although the special purpose vehicles are consolidated by the Company, they are separate corporate entities with their assets legally isolated from the Company and thus not available to satisfy claims of the Company.

The following is a summary of receivables sold under the facilities:

In millions	March 31, 2009	December 31, 2008
Outstanding balance of receivables sold to SPE	$641.0	$149.5
Net balance of interest in the receivables retained	591.0	83.6
Net interests sold to conduits	50.0	62.8

The Company continues to service, administer and collect the receivables on behalf of the MSPV and the conduits and receives a servicing fee of 0.75% per annum on the outstanding balance of the serviced receivables. As the Company estimates that the fee it receives from the conduits, including other ancillary fees received, are adequate compensation for its obligation to service these receivables, the fair value is zero and no servicing assets or liabilities are recognized.

For the three months ended March 31, 2009, a loss on sale of the receivables of $0.7 million, equal to the difference between the amount sold and net cash proceeds received, was recognized. In addition, the Company recorded a cash outflow of $12.8 million within cash flow from operations, which represented the decrease in the net interests in the receivables sold to the conduits.

Note 9 – Debt and Credit Facilities

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2009	December 31, 2008
Commercial paper program	$833.5	$998.7
Debentures with put feature	343.7	345.7
Senior unsecured bridge loan facility *	—	754.0
Current maturities of long-term debt	456.2	200.4
Other short-term borrowings	69.3	51.6

Total	$1,702.7	$2,350.4

*	The Company repaid the outstanding balance of its senior unsecured bridge loan facility with the proceeds from the issuance of long-term debt in April 2009. As a result, the Company reclassified the outstanding balance from short-term to long-term at March 31, 2009 in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced”.

Debentures with Put Feature

The Company has fixed rate debentures which contain a put feature that allows the holders to exercise on each anniversary of the issuance date. If exercised, the Company is obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not fully exercised, the final maturity dates would range between 2027 and 2028. In February 2009, holders of these debentures had the option to exercise the put feature on $39.2 million of the outstanding debentures, of which approximately $2.0 million were exercised and repaid in February. In the fourth quarter of 2009, holders of these debentures will have the option to exercise the put feature on approximately $306.5 million of the remaining debentures.

Senior Unsecured Bridge Loan Facility

In connection with the Trane acquisition, the Company entered into a $3.9 billion senior unsecured bridge loan facility, with a
364-day term. The Company drew down $2.95 billion against the bridge loan facility in June 2008. The proceeds, along with cash on hand and the issuance of $1.5 billion in commercial paper, were used to fund the cash component of the consideration paid for the acquisition as well as to pay for related fees and expenses incurred in connection with the acquisition.

At December 31, 2008, the outstanding balance of the senior unsecured bridge loan facility was $754.0 million, which would have expired in June 2009 per the original term. In the first quarter of 2009, the Company borrowed an additional $196.0 million under the facility increasing the outstanding balance to $950.0 million as of March 31, 2009. In April 2009, we repaid the outstanding balance with our long-term debt issuance described below and terminated the facility.

Long-term debt excluding current maturities consisted of the following:

In millions	March 31, 2009	December 31, 2008
Senior unsecured bridge loan facility	$950.0	$—
Senior floating rate notes due 2010	250.0	250.0
7.625% Senior notes due 2010	—	261.2
6.000% Senior notes due 2013	599.8	599.8
5.50% Senior notes due 2015	199.6	199.6
4.75% Senior notes due 2015	299.2	299.2
6.875% Senior notes due 2018	749.0	749.0
9.00% Debentures due 2021	125.0	125.0
7.20% Debentures due 2010-2025	120.0	120.0
6.48% Debentures due 2025	149.7	149.7
Other loans and notes	6.8	20.2

Total	$3,449.1	$2,773.7

Senior Notes Due 2014

In April 2009, the Company issued $655 million of 9.5% Senior Notes through its wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR Global Holding). The notes are fully and unconditionally guaranteed by IR-Limited. Interest on the fixed rate notes will be paid twice a year. The Company has the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.

Exchangeable Senior Notes Due 2012

In April 2009, the Company issued $345 million of 4.5% Exchangeable Senior Notes through its wholly-owned subsidiary, IR Global Holding. The notes are fully and unconditionally guaranteed by IR-Limited. Interest on the exchangeable notes will be paid twice a year in arrears.

Holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity in April 2012. Upon exchange, the notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged, the remainder due on the option feature, if any, will be paid in cash, the Company’s common stock or a combination thereof at the option of the Company. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to the Company’s operations.

Note 10 – Financial Instruments

In the normal course of business, the Company uses various financial instruments, including derivative instruments, to manage the risks associated with interest rate, currency rate, commodity price and share-based compensation exposures. These financial instruments are not used for trading or speculative purposes.

On the date a derivative contract is entered into, the Company designates the derivative instrument as either a hedge of a forecasted transaction (a cash flow or undesignated hedge) or a hedge of a recognized asset or liability (a cash flow or undesignated hedge). The Company formally documents its hedge relationships, including identification of the derivative instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivative instruments that are designated as hedges to specific assets, liabilities or forecasted transactions.

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

Currency and Commodity Derivative Instruments

The notional amounts of the Company’s currency derivatives, excluding the cross currency swap described below, were $977.5 million and $920.4 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, a deferred gain of $3.7 million and $7.6 million, net of tax, respectively, was included in Accumulated other comprehensive income (AOCI) related to the fair value of these currency derivatives. The amount expected to be reclassified to earnings over the next twelve months is $3.7 million. The actual amounts that will be reclassified to earnings may vary from this amount as a result of changes in market conditions. At March 31, 2009, the maximum term of the Company’s currency hedges was 12 months.

As a result of the acquisition of Trane, the Company assumed a cross currency swap that fixes, in U.S. dollars, the currency cash flows on the £60.0 million 8.25% senior notes due June 1, 2009. The cross currency swap meets the criteria to be accounted for as a foreign currency cash flow hedge. At March 31, 2009 and December 31, 2008, a deferred gain of $2.0 and $2.2 million, net of tax, respectively, was included in AOCI related to the fair value of the cross currency swap.

The notional amount of the Company’s commodity hedges was $12.0 million and $21.3 million at March 31, 2009 and December 31, 2008, respectively.

Other Derivative Instruments

During the third quarter of 2008, the Company entered into interest rate locks for the forecasted issuance of approximately $1.4 billion of Senior Notes due in 2013 and 2018. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI and will be recognized into interest expense over the term of the notes. At March 31, 2009 and December 31, 2008, $14.0 million and $14.4 million, respectively, of deferred losses were included in AOCI related to the interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.8 million.

In March 2005, the Company entered into interest rate locks for the forecasted issuance of $300 million of Senior Notes due 2015. These interest rate locks met the criteria to be accounted for as cash flow hedges of a forecasted transaction. Consequently, the changes in fair value of the interest rate locks were deferred in AOCI and will be recognized into interest expense over the term of the notes. At March 31, 2009 and December 31, 2008, $7.3 million and $7.6 million, respectively, of deferred losses were included in AOCI related to the interest rate locks. The amount expected to be reclassified into interest expense over the next twelve months is $1.0 million.

The following table presents the fair values of derivative instruments included within the condensed consolidated balance sheet as of March 31, 2009:

In millions	Asset derivatives	Liability derivatives
Derivatives designated as hedges under SFAS 133:
Foreign exchange contracts	$5.7	$38.1
Derivatives not designated as hedges under SFAS 133:
Foreign exchange contracts	10.1	6.4
Commodity contracts	—	5.6

Total derivatives	$15.8	$50.1

Asset and liability derivatives included in the table above are recorded within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet.

The following tables present the amounts affecting the Condensed Consolidated Income Statement and AOCI for the three months ended March 31, 2009:

In millions
Derivatives designated as hedges under SFAS 133	Amount of gain (loss) deferred in AOCI		Location of gain (loss) reclassified from AOCI and recognized into earnings	Amount of gain (loss) reclassified from AOCI and recognized into earnings
Foreign exchange contracts	$0.5		Other, net	$5.1
Interest rate locks	—	*	Interest expense	(0.5)

Total	$0.5			$4.6

*	No further gain or loss will be deferred in AOCI related to the interest rate locks as the contracts were effectively terminated upon issuance of the underlying debt. The amount of gain or loss reclassified from AOCI into earnings is the amortization of the remaining amount of AOCI related to the interest rate locks at the time of termination, which will be recognized over the term of the underlying debt.

In millions
Derivatives not designated as hedges under SFAS 133	Location of gain (loss) recognized in earnings	Amount of gain (loss) recognized in earnings
Foreign exchange contracts	Other, net	$(12.7)
Commodity contracts	Other, net	0.2

Total		$(12.5)

Concentration of Credit Risk

The counterparties to the Company’s forward contracts consist of a number of investment grade major international financial institutions. The Company could be exposed to losses in the event of nonperformance by the counterparties. However, credit ratings and concentration of risk of these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

Note 11 – Pension Plans

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

The components of the Company’s pension related costs for the three months ended March 31 are as follows:

In millions	2009	2008
Service cost	$17.5	$11.4
Interest cost	48.5	38.5
Expected return on plan assets	(43.9)	(49.1)
Net amortization of:
Prior service costs	2.1	2.1
Transition amount	0.1	0.2
Plan net actuarial losses	14.3	2.4

Net periodic pension benefit cost	38.6	5.5
Net curtailment and settlement (gains) losses	0.8	1.3

Net periodic pension benefit cost after net curtailment and settlement (gains) losses	$39.4	$6.8

Amounts recorded in continuing operations	$36.6	$10.5
Amounts recorded in discontinued operations	2.8	(3.7)

Total	$39.4	$6.8

As a result of the acquisition of Trane in the second quarter of 2008, the Company assumed net obligations of $67.7 million, which consisted of long-term prepaid pension costs of $1.4 million and current and noncurrent pension benefit liabilities of $69.1 million.

The Company made employer contributions of $25.7 million and $6.8 million to its pension plans during the three months ended March 31, 2009 and 2008, respectively.

Net periodic pension cost for the three months ended March 31, 2009 included $11.0 million related to Trane plans.

The curtailment and settlement losses in 2009 and 2008 are associated with lump sum distributions under supplemental benefit plans for officers and other key employees.

Note 12 – Postretirement Benefits Other Than Pensions

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

The components of net periodic postretirement benefit cost for the three months ended March 31 are as follows:

In millions	2009	2008
Service cost	$2.6	$1.0
Interest cost	14.3	9.5
Net amortization of prior service gains	(0.9)	(0.9)
Net amortization of net actuarial losses	4.2	3.7

Net periodic postretirement benefit cost	$20.2	$13.3

Amounts recorded in continuing operations	$12.1	$5.9
Amounts recorded in discontinued operations	8.1	7.4

Total	$20.2	$13.3

As a result of the acquisition of Trane in the second quarter of 2008, the Company assumed unfunded obligations for retirement benefits other than pensions in the amount of $268.9 million.

Net periodic postretirement benefit cost for the three months ended March 31, 2009 included $5.7 million related to Trane plans.

Note 13 – Shareholders’ Equity

The reconciliation of Class A common shares is as follows:

In millions
December 31, 2008	318.8
Shares issued under incentive plans	0.3

March 31, 2009	319.1

The components of shareholders’ equity for the three months ended March 31, 2009 are as follows:

In millions	IR-Limited Shareholders’ Equity	Noncontrolling interests	Total Shareholders’ Equity
Balance at December 31, 2008	$6,661.4	$100.7	$6,762.1
Net earnings (loss)	(26.7)	4.9	(21.8)
Currency translation	(157.9)	(3.2)	(161.1)
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	(2.9)	—	(2.9)
Pension and OPEB adjustments, net of tax	23.8	—	23.8

Total comprehensive income	(163.7)	1.7	(162.0)
Share based compensation	22.2	—	22.2
Acquisition of noncontrolling interests	(0.1)	(1.4)	(1.5)
Dividends to noncontrolling interests	—	(2.2)	(2.2)
Dividends to common shareholders	(119.0)	—	(119.0)
Other	(0.9)	—	(0.9)

Balance at March 31, 2009	$6,399.9	$98.8	$6,498.7

The components of shareholders’ equity for the three months ended March 31, 2008 are as follows:

In millions	IR-Limited Shareholders’ Equity	Noncontrolling interests	Total Shareholders’ Equity
Balance at December 31, 2007	$7,907.9	$97.5	$8,005.4
Net earnings (loss)	181.6	3.8	185.4
Currency translation	231.2	1.1	232.3
Change in value of marketable securities and derivatives qualifying as cash flow hedges, net of tax	5.6	—	5.6
Pension and OPEB adjustments, net of tax	4.6	—	4.6

Total comprehensive income	423.0	4.9	427.9
Shares issued under incentive stock plan	22.8	—	22.8
Share based compensation	14.0	—	14.0
Dividends to noncontrolling interests	—	(5.6)	(5.6)
Dividends to common shareholders	(49.1)	—	(49.1)

Balance at March 31, 2008	$8,318.6	$96.8	$8,415.4

Note 14 – Share-Based Compensation

The Company records share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share Based Payments,” which requires companies to measure all employee share-based compensation awards using a fair value method and recognize compensation expense in its consolidated financial statements for an amount equal to the fair value of the share-based payment issued.

On June 6, 2007, the shareholders of the Company approved the Incentive Stock Plan of 2007, which authorizes the Company to issue stock options and other share-based incentives. The total number of shares authorized by the shareholders is 14.0 million, of which approximately 1.9 million remains available as of March 31, 2009 for future incentive awards.

Stock Options/Restricted Stock Units

On February 12, 2009, the Compensation Committee of the Company’s Board of Directors approved a change to the Company’s equity grant approach whereby options would no longer be used as the predominant equity vehicle for eligible participants, but instead a mix of options and restricted stock units (RSUs) will be utilized. The RSUs will vest ratably over three years and any accrued dividends will be paid in cash at the time of vesting. As a result of this change, eligible participants may receive (i) stock options, (ii) RSUs or (iii) a combination of both stock options and RSUs under the Company’s Incentive Stock Plan of 2007.

The average fair value of the stock options granted for the three months ended March 31, 2009 and 2008 was estimated to be $5.65 per share and $10.79 per share, respectively, using the Black-Scholes option-pricing model. The following assumptions were used:

	2009	2008
Dividend yield	1.97%	1.54%
Volatility	43.18%	31.50%
Risk-free rate of return	1.76%	2.75%
Expected life	5.1 years	5.1 years

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

Changes in options outstanding under the plans for the three months ended March 31, 2009 was as follows:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2008	27,215,227	$31.11
Granted	4,051,032	16.80
Exercised	(75,066)	7.37
Cancelled	(1,027,435)	30.22

Outstanding March 31, 2009	30,163,758	$29.30	$12.9	5.8

Exercisable March 31, 2009	21,922,204	$29.29	$12.9	4.6

On February 12, 2009, the Company granted annual RSU awards. The fair value of each of the Company’s RSU awards is measured as the grant-date price of the Company’s shares and is expensed on a straight-line basis over the three year vesting period. For RSUs granted to retirement eligible employees, the Company recognizes expense for the fair value of the options at the grant date.

The following table summarizes RSU activity during the three months ended March 31, 2009:

	RSUs	Weighted- average fair value
Outstanding and unvested at December 31, 2008	—	$—
Granted	921,182	16.85
Cancelled	(2,529)	16.85

Outstanding and unvested at March 31, 2009	918,653	$16.85

SARs

All SARs outstanding as of March 31, 2009 are vested and expire ten years from the date of grant. All SARs exercised are settled with the Company’s Class A common shares.

The following table summarizes the information for currently outstanding SARs for the three months ended March 31, 2009:

	Shares subject to option	Weighted- average exercise price	Aggregate intrinsic value (millions)	Weighted- average remaining life
December 31, 2008	1,073,472	$34.02
Cancelled	(23,654)	31.30

Outstanding March 31, 2009	1,049,818	$34.08	$—	4.2

Exercisable March 31, 2009	1,049,818	$34.08	$—	4.2

The Company did not grant SARS during the three months ended March 31, 2009 and does not anticipate further granting in the future.

Performance Shares

The Company has a Performance Share Program (PSP) for key employees. The program provides annual awards for the achievement of both pre-established annual financial performance (EPS) and strategic initiatives of the Company. The annual target award level is expressed as a number of the Company’s Class A common shares. All PSP awards are paid in the form of Class A common shares.

On February 12, 2009, the Compensation Committee determined the PSP awards for the performance year 2008. In doing so, primary emphasis was placed on financial objectives in light of the current economic environment. The 2008 PSP awards have a one-year vesting period.

On October 4, 2008, the Compensation Committee approved certain changes to the Company’s long-term incentive compensation programs to be implemented beginning with the 2009 performance year. Under these changes, the current one-year performance period under the Company’s PSP Program has been changed to rolling three-year performance periods starting with year 2009 in order to increase the long-term nature of incentive compensation for PSP participants. In addition, these PSP awards are based on the Company’s relative EPS growth as compared to the industrial group of companies in the S&P 500 Index over the three-year performance period. To transition between the current one-year PSP program and the revised three-year PSP program, there is a one-time PSP award with a two-year performance period for 2009 through 2010, which is based on the Company’s EPS growth relative to the industrial group of companies in the S&P 500 Index and the publicly announced Trane acquisition synergy savings.

Deferred Compensation

The Company allows key employees to defer a portion of their eligible compensation into a number of investment choices, including Class A common share equivalents. Any amounts invested in Class A common share equivalents will be settled in Class A common shares at the time of distribution.

Other Plans

The Company maintains a shareholder-approved Management Incentive Unit Award Plan. Under the plan, participating key employees were awarded incentive units. When dividends are paid on Class A common shares, phantom dividends are awarded to unit holders, one-half of which is paid in cash, the remaining half of which is credited to the participants’ accounts in the form of Class A common share equivalents. The value of the actual incentive units is never paid to participants, and only the fair value of accumulated common share equivalents is paid in cash upon the participants’ retirement. The number of common share equivalents credited to participants’ accounts at March 31, 2009 is 124,064.

The Company has issued stock grants as an incentive plan for certain key employees, with varying vesting periods. All stock grants are settled with the Company’s Class A common shares. At March 31, 2009, there were 275,304 stock grants outstanding, all of which were vested.

Compensation Expense

Share-based compensation expense is included in Selling and administrative expenses. The following table summarizes the expenses recognized for the three months ended March 31:

In millions	2009	2008
Stock options	$15.1	$13.3
RSUs	2.8	—
Performance shares	4.0	0.8
Deferred compensation	0.3	1.2
SARs and other	0.5	—

Pre-tax expense	22.7	15.3
Tax benefit	(8.7)	(5.9)

After tax expense	$14.0	$9.4

Amounts recorded in continuing operations	$14.0	$9.4
Amounts recorded in discontinued operations	—	—

Total	$14.0	$9.4

Note 15 – Other, Net

The components of Other, net for the three months ended March 31 are as follows:

In millions	2009	2008
Interest income	$4.3	$45.6
Exchange gain (loss)	1.4	(1.6)
Earnings from equity investments	1.4	—
Other	5.4	(0.8)

Other, net	$12.5	$43.2

Note 16 – Income Taxes

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

The Company believes that it has adequately provided for any reasonably foreseeable resolution of any tax disputes, but will adjust its reserves if events so dictate in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48). To the extent that the ultimate results differ from the original or adjusted estimates of the Company, the effect will be recorded in the provision for income taxes

Total unrecognized tax benefits as of March 31, 2009 and December 31, 2008 were $589.4 million and $589.6 million, respectively.

Note 17 – Divestitures and Discontinued Operations

The components of discontinued operations for the three months ended March 31 are as follows:

In millions	2009	2008
Revenues	$—	$9.6

Pre-tax earnings (loss) from operations	$(19.3)	$(11.2)
Pre-tax gain (loss) on sale	4.7	(4.1)
Tax expense	8.3	(14.8)

Discontinued operations, net	$(6.3)	$(30.1)

Discontinued operations by business for the three months ended March 31 is as follows:

In millions	2009	2008
Compact Equipment, net of tax	$(0.4)	$(24.4)
Road Development, net of tax	4.6	—
Other discontinued operations, net of tax	(10.5)	(5.7)

Total discontinued operations, net of tax	$(6.3)	$(30.1)

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

Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. The Company has accounted for Compact Equipment as discontinued operations and has classified the assets and liabilities as held for sale for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

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

Note 18 – Earnings Per Share (EPS)

Basic EPS is calculated by dividing Net earnings (loss) attributable to Ingersoll-Rand Company Limited by the weighted-average number of Class A common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the denominator of the basic EPS calculation for the effect of all potentially dilutive common shares, which in the Company’s case, includes shares issuable under share-based compensation plans. The following table summarizes the weighted-average number of Class A common shares outstanding for basic and diluted earnings per share calculations:

In millions	2009	2008
Weighted-average number of basic shares	320.5	273.8
Shares issuable under incentive stock plans	—	2.5

Weighted-average number of diluted shares	320.5	276.3

Anti-dilutive shares	34.0	4.3

As the Company experienced a net loss in 2009, the Company has not included the impact of shares issuable under incentive stock plans in the calculation of diluted EPS as the result would have an antidilutive effect on EPS.

Note 19 – Business Segment Information

The Company classifies its business into four reportable segments based on industry and market focus: Air Conditioning Systems and Services, Climate Control Technologies, Industrial Technologies and Security Technologies.

In connection with the acquisition of Trane, the Company expanded its reportable segments to include the Air Conditioning Systems and Services segment. The results of Trane’s operations represent this segment.

A summary of operations by reportable segment as of March 31 is as follows:

In millions	2009	2008
Net revenues
Air Conditioning Systems and Services	$1,399.7	$—
Climate Control Technologies	503.3	798.4
Industrial Technologies	537.6	743.4
Security Technologies	492.3	621.5

Total	$2,932.9	$2,163.3

Operating income (loss)
Air Conditioning Systems and Services	$(14.3)	$—
Climate Control Technologies	2.9	80.1
Industrial Technologies	17.2	97.6
Security Technologies	76.3	105.0
Unallocated corporate expense	(32.2)	(35.7)

Total	$49.9	$247.0

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

During the three-month period ended March 31, 2009, the Company spent $2.7 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of March 31, 2009 and December 31, 2008, the Company has recorded reserves for environmental matters of $98.4 million and $100.9 million, respectively. The Company believes that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Trane has now settled with a substantial number of its insurers, collectively accounting for approximately 80% of its recorded asbestos-related liability insurance receivable as of January 31, 2009. More specifically, effective August 26, 2008, Trane entered into a coverage-in-place agreement (“August

26 Agreement”) with the following five insurance companies or groups: 1) Hartford; 2) Travelers; 3) Allstate (solely in its capacity as successor-in-interest to Northbrook Excess & Surplus Insurance Company); 4) Dairyland Insurance Company; and 5) AIG. The August 26 Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for asbestos bodily injury claims under specified terms and conditions and in exchange for certain releases and indemnifications from Trane. In addition, on September 12, 2008, Trane entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company, both members of the Everest Re group, resolving all claims in the NJ Litigation involving policies issued by those companies (“Everest Re Agreement”). The Everest Re Agreement contains a number of elements, including policy buy-outs and partial buy-outs in exchange for a cash payment along with coverage-in-place features similar to those contained in the August 26 Agreement, in exchange for certain releases and indemnifications by Trane. More recently, on January 26, 2009, Trane entered into a coverage-in-place agreement with Columbia Casualty Company, Continental Casualty Company, and Continental Insurance Company in its own capacity and as successor-in-interest to Harbor Insurance Company and London Guarantee & Accident Company of New York (“CNA Agreement”). The CNA Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for indemnification from Trane. Trane remains in settlement negotiations with the insurer defendants in the NJ Litigation not encompassed within the August 26 Agreement, Everest Re Agreement, and the CNA Agreement. Once concluded, we believe the NJ Litigation will resolve coverage issues with respect to approximately 95% of Trane’s recorded insurance receivable in connection with asbestos-related liabilities.

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

At March 31, 2009, the Company’s liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $1,179.1 million and $421.0 million, respectively, compared to $1,195.2 million and $423.8 million at December 31, 2008.

The (costs) income associated with the settlement and defense of asbestos related claims after insurance recoveries for the three months ended March 31 were as follows:

In millions	2009	2008
Continuing operations	$0.8	$—
Discontinued operations	(3.0)	4.6

Total	$(2.2)	$4.6

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

The European Commission Investigation

In November 2004, Trane was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, Trane, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including Trane and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO as part of a legal reorganization in connection with the spinoff of Trane’s Vehicle Control Systems business that occurred on July 31, 2007. Trane and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and Cooperation Agreement among Trane and certain other parties (Indemnification Agreement), American Standard Europe BVBA (renamed WABCO Europe BVBA) (WABCO Europe), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify Trane and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation. Trane and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. WABCO Europe and other former Trane subsidiaries participated in the hearing. Trane, however, did not participate in the hearing.

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

Oil for Food Program

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the Foreign Corrupt Practices Act (FCPA) and other applicable anti-corruption laws. With respect to these matters, the Company has conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. We have had preliminary discussions concerning these matters with the SEC and DOJ, to be followed by further discussions in the coming months. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have recently discussed with the DOJ and SEC a new matter which raises potential FCPA issues. We are investigating this matter thoroughly and will report our findings to the SEC and DOJ. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

Other

The following table represents the changes in the product warranty liability for the three months ended March 31:

In millions	2009	2008
Balance at beginning of period	$640.7	$146.9
Reductions for payments	(67.3)	(17.9)
Accruals for warranties issued during the current period	57.5	16.3
Changes to accruals related to preexisting warranties	2.6	(0.6)
Translation	(4.1)	3.5

Balance at end of period	$629.4	$148.2

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $106.8 million extending from 2009-2028. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2009, the Company has experienced one insignificant loss under such arrangements and considers the probability of any significant future losses to be remote.

The Company has other contingent liabilities of $4.6 million. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

Note 21 – Fair Value Measurement

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

In conjunction with its adoption of FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company has delayed its implementation of SFAS 157 provisions on the fair value of goodwill, indefinite-lived intangible assets and nonfinancial long-lived assets until January 1, 2009. In addition, the Company has not elected to utilize the fair value option on any of its financial assets or liabilities in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” (SFAS 159)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 are as follows:

	Fair value measurements			Total fair value
In millions	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$493.6	$—	$—	$493.6
Marketable securities	6.8	—	—	6.8
Derivative instruments	—	15.8	—	15.8
Benefit trust assets	22.8	129.7	—	152.5

Total	$523.2	$145.5	$—	$668.7

Liabilities:
Derivative instruments	$—	$50.1	$—	$50.1
Benefit liabilities	19.1	133.5	—	152.6

Total	$19.1	$183.6	$—	$202.7

The methodologies used by the Company to determine the fair value of its financial assets and liabilities at March 31, 2009 are the same as those used as of December 31, 2008.

Note 22 – Guarantor Financial Information

Ingersoll-Rand Company Limited, a Bermuda company (IR-Limited) is the successor to Ingersoll-Rand Company, a New Jersey corporation (IR-New Jersey), following a corporate reorganization that became effective on December 31, 2001. This reorganization was accomplished through a merger of a newly formed subsidiary of IR-Limited. IR-Limited and its subsidiaries continue to conduct the businesses previously conducted by IR-New Jersey and its subsidiaries. This reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in any changes to the consolidated amounts of assets, liabilities and shareholders’ equity.

As part of this reorganization, IR-Limited guaranteed all of the issued public debt securities of IR-New Jersey. The subsidiary issuer, IR-New Jersey, is 100% owned by the parent, IR-Limited, the guarantees are full and unconditional, and no other subsidiary of the Company guarantees the securities.

IR-Limited issued Class B common shares to IR-New Jersey in exchange for a $3.6 billion note and shares of certain IR-New Jersey subsidiaries. The note, which is due in 2011, has a fixed rate of interest of 11% per annum payable semi-annually and imposes certain restrictive covenants upon IR-New Jersey. At March 31, 2009, $1.0 billion of the original $3.6 billion note remains outstanding. The Class B common shares are non-voting and pay dividends comparable to the Class A common shares. In 2002, IR-Limited contributed the note to a wholly owned subsidiary, which subsequently transferred portions of the note to several other subsidiaries, all of which are included in the “Other Subsidiaries” below. Accordingly, the subsidiaries of IR-Limited remain creditors of IR-New Jersey.

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

As discussed in Note 1, the Company’s board of directors approved a reorganization of the Company from Bermuda to Ireland. If all applicable conditions are satisfied, including approval by IR-Limited’s shareholders and the Supreme Court of Bermuda, it is expected that Ingersoll-Rand plc, an Irish incorporated company (IR-Ireland), will replace IR-Limited as the Company’s ultimate parent by means of a court-approved arrangement. The Company expects the incorporation in Ireland will take place within two to four weeks of the date that the shareholders approve the reorganization.

In addition, concurrently with the completion of this reorganization, IR-Limited will complete the transfer of all the outstanding shares of IR Global Holding to Ingersoll-Rand International Holding Limited, another wholly-owned indirect subsidiary of
IR-Bermuda incorporated in Bermuda (IR-International), whereupon IR-International will assume the obligations of IR-Limited as an issuer or guarantor, as the case may be, under the indentures governing our outstanding notes, medium-term notes and debentures.
IR-Ireland and IR-Limited will also fully and unconditionally guarantee the payment obligations of IR-International, IR Global Holding and IR-New Jersey, as the case may be, as the issuers of the debt securities under these indentures. Neither IR-Ireland nor IR-Limited intends to issue guarantees in respect of any indebtedness incurred by Trane. In addition, any securities issued by IR-Limited or its subsidiaries that are convertible, exchangeable or exercisable into Class A common shares of IR-Limited will become convertible, exchangeable or exercisable, as the case may be, into the ordinary shares of IR-Ireland.

As a result, the guarantor financial statements reflect IR-International as a stand-alone subsidiary as of and for the quarter ended March 31, 2009. IR-International has not been reflected in any period prior to March 31, 2009 as it was not created until February 2009. IR-Ireland has not been reflected in any period as it was not created as of any of the periods presented.

The condensed consolidating financial statements present IR-Limited, IR Global Holding, IR-International and IR-New Jersey investments in their subsidiaries using the equity method of accounting. Intercompany investments in the non-voting Class B common shares are accounted for on the cost method and are reduced by intercompany dividends. In accordance with generally accepted accounting principles, the amounts related to the issuance of the Class B shares have been recorded as a reduction of Total shareholders’ equity. The notes payable continue to be reflected as a liability on the balance sheet of IR-New Jersey and are enforceable in accordance with their terms.

The following condensed consolidated financial information for IR-Limited, IR-International, IR Global Holding, IR-New Jersey, and all their other subsidiaries is included so that separate financial statements of IR-Limited, IR Global Holding and IR-New Jersey are not required to be filed with the U.S. Securities and Exchange Commission.

Condensed Consolidating Income Statement

For the three months ended March 31, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$170.5	$2,762.4	$—	$2,932.9
Cost of goods sold	(0.3)	—	—	(146.3)	(2,059.8)	—	(2,206.4)
Selling and administrative expenses	(17.6)	—	(0.6)	(61.5)	(596.9)	—	(676.6)

Operating income	(17.9)	—	(0.6)	(37.3)	105.7	—	49.9
Equity earnings in affiliates (net of tax)	11.2	0.4	120.5	(40.5)	(73.1)	(18.5)	—
Interest expense	(3.9)	—	(37.9)	(13.5)	(12.1)	—	(67.4)
Intercompany interest and fees	(15.4)	(13.0)	(18.9)	(12.1)	59.4	—	—
Other, net	(1.0)	(0.1)	0.8	33.6	(36.9)	16.1	12.5

Earnings (loss) before income taxes	(27.0)	(12.7)	63.9	(69.8)	43.0	(2.4)	(5.0)
Benefit (provision) for income taxes	—	—	—	1.2	(11.7)	—	(10.5)

Continuing operations	(27.0)	(12.7)	63.9	(68.6)	31.3	(2.4)	(15.5)
Discontinued operations, net of tax	—	—	—	(3.8)	(2.5)	—	(6.3)

Net earnings (loss)	(27.0)	(12.7)	63.9	(72.4)	28.8	(2.4)	(21.8)
Less: Net earnings attributable to noncontrolling interests	0.3	—	—	(0.7)	11.6	(16.1)	(4.9)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$(26.7)	$(12.7)	$63.9	$(73.1)	$40.4	$(18.5)	$(26.7)

Condensed Consolidating Income Statement

For the three months ended March 31, 2008

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Net revenues	$—	$—	$—	$221.9	$1,941.4	$—	$2,163.3
Cost of goods sold	—	—	—	(165.2)	(1,375.7)	—	(1,540.9)
Selling and administrative expenses	(14.5)	—	—	(74.7)	(286.2)	—	(375.4)

Operating income	(14.5)	—	—	(18.0)	279.5	—	247.0
Equity earnings in affiliates (net of tax)	206.3	—	216.3	49.6	(34.4)	(437.8)	—
Interest expense	(3.9)	—	—	(16.7)	(6.9)	—	(27.5)
Intercompany interest and fees	(22.0)	—	(61.0)	(61.1)	144.1	—	—
Other, net	15.7	—	18.2	6.5	24.0	(21.2)	43.2

Earnings (loss) before income taxes	181.6	—	173.5	(39.7)	406.3	(459.0)	262.7
Benefit (provision) for income taxes	—	—	—	20.4	(67.6)	—	(47.2)

Continuing operations	181.6	—	173.5	(19.3)	338.7	(459.0)	215.5
Discontinued operations, net of tax	—	—	—	(15.1)	(15.0)	—	(30.1)

Net earnings (loss)	181.6	—	173.5	(34.4)	323.7	(459.0)	185.4
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	(25.1)	21.3	(3.8)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$181.6	$—	$173.5	$(34.4)	$298.6	$(437.7)	$181.6

Condensed Consolidating Balance Sheet

March 31, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$0.8	$5.9	$486.9	$—	$493.6
Accounts and notes receivable, net	—	—	—	220.9	2,070.2	—	2,291.1
Inventories	—	—	—	71.6	1,487.9	—	1,559.5
Other current assets	—	1.1	3.6	232.1	435.3	—	672.1
Accounts and notes receivable affiliates	423.1	3,598.9	2,657.6	3,519.1	39,813.7	(50,012.4)	—

Total current assets	423.1	3,600.0	2,662.0	4,049.6	44,294.0	(50,012.4)	5,016.3
Investment in affiliates	10,202.7	631.6	12,445.5	7,417.9	65,282.7	(95,980.4)	—
Property, plant and equipment, net	—	—	—	162.2	1,774.2	—	1,936.4
Intangible assets, net	—	—	—	72.6	11,631.6	—	11,704.2
Other noncurrent assets	(3.1)	—	10.9	1,532.3	159.6	—	1,699.7

Total assets	$10,622.7	$4,231.6	$15,118.4	$13,234.6	$123,142.1	$(145,992.8)	$20,356.6

Current liabilities:
Accounts payable and accruals	$61.4	$2.0	$18.0	$177.8	$2,667.2	$—	$2,926.4
Short term borrowings and current maturities of long-term debt	—	—	833.5	351.2	518.0	—	1,702.7
Accounts and note payable affiliates	3,616.5	4,242.3	5,313.5	5,583.1	30,982.6	(49,738.0)	—

Total current liabilities	3,677.9	4,244.3	6,165.0	6,112.1	34,167.8	(49,738.0)	4,629.1
Long-term debt	299.2	—	2,548.8	395.7	205.4	—	3,449.1
Note payable affiliate	—	—	—	1,047.4	—	(1,047.4)	—
Other noncurrent liabilities	146.9	—	2.2	2,202.8	3,427.8	—	5,779.7

Total liabilities	4,124.0	4,244.3	8,716.0	9,758.0	37,801.0	(50,785.4)	13,857.9

Shareholders’ equity:
Total shareholders’ equity	6,498.7	(12.7)	6,402.4	3,476.6	85,341.1	(95,207.4)	6,498.7

Total liabilities and equity	$10,622.7	$4,231.6	$15,118.4	$13,234.6	$123,142.1	$(145,992.8)	$20,356.6

Condensed Consolidating Balance Sheet

December 31, 2008

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	Consolidating Adjustments	IR Limited Consolidated
Current assets:
Cash and cash equivalents	$—	$—	$1.1	$8.6	$540.5	$—	$550.2
Accounts and notes receivable, net	—	—	—	224.7	2,287.4	—	2,512.1
Inventories	—	—	—	71.4	1,543.7	—	1,615.1
Other current assets	5.0	—	3.3	166.5	547.5	—	722.3
Accounts and notes receivable affiliates	442.1	—	1,911.5	4,370.0	36,804.4	(43,528.0)	—

Total current assets	447.1	—	1,915.9	4,841.2	41,723.5	(43,528.0)	5,399.7
Investment in affiliates	10,185.5	—	12,337.4	7,420.0	65,156.2	(95,099.1)	—
Property, plant and equipment, net	—	—	—	161.9	1,806.6	—	1,968.5
Intangible assets, net	—	—	—	72.6	11,761.6	—	11,834.2
Other noncurrent assets	(3.0)	—	12.1	742.3	970.7	—	1,722.1

Total assets	$10,629.6	$—	$14,265.4	$13,238.0	$121,418.6	$(138,627.1)	$20,924.5

Current liabilities:
Accounts payable and accruals	$0.5	$—	$37.4	$194.0	$2,929.1	$—	$3,161.0
Short term borrowings and current maturities of long-term debt	—	—	1,752.7	353.2	244.5	—	2,350.4
Accounts and note payable affiliates	3,409.8	—	5,230.6	5,526.5	29,070.7	(43,237.6)	—

Total current liabilities	3,410.3	—	7,020.7	6,073.7	32,244.3	(43,237.6)	5,511.4
Long-term debt	299.2	—	1,598.7	395.7	480.1	—	2,773.7
Note payable affiliate	—	—	—	1,047.4	—	(1,047.4)	—
Other noncurrent liabilities	158.0	—	2.9	2,194.7	3,521.7	—	5,877.3

Total liabilities	3,867.5	—	8,622.3	9,711.5	36,246.1	(44,285.0)	14,162.4

Shareholders’ equity:
Total shareholders’ equity	6,762.1	—	5,643.1	3,526.5	85,172.5	(94,342.1)	6,762.1

Total liabilities and equity	$10,629.6	$—	$14,265.4	$13,238.0	$121,418.6	$(138,627.1)	$20,924.5

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2009

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(22.9)	$—	$(37.7)	$(120.9)	$233.5	$52.0
Net cash provided by (used in) discontinued operating activities	—	—	—	(3.8)	(7.3)	(11.1)

Cash flows from investing activities:
Capital expenditures	—	—	—	(7.7)	(51.2)	(58.9)
Proceeds from sale of property, plant and equipment	—	—	—	0.4	8.3	8.7
Acquisitions, net of cash	—	—	—	—	—	—
Proceeds from business disposition, net of cash	—	—	—	—	—	—
Other, net	—	—	—	—	(0.1)	(0.1)

Net cash provided by (used in) continuing investing activities	—	—	—	(7.3)	(43.0)	(50.3)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—

Cash flows from financing activities:
Net change in debt	—	—	32.1	(1.9)	(0.5)	29.7
Net inter-company proceeds (payments)	124.6	—	(4.1)	127.1	(247.6)	—
Dividends (paid) received	(102.3)	—	9.4	4.1	31.4	(57.4)
Proceeds from the exercise of stock options	0.6	—	—	—	—	0.6
Repurchase of common shares by subsidiary	—	—	—	—	—	—
Other, net	—	—	—	—	(3.7)	(3.7)

Net cash provided by (used in) continuing financing activities	22.9	—	37.4	129.3	(220.4)	(30.8)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(16.4)	(16.4)

Net increase (decrease) in cash and cash equivalents	—	—	(0.3)	(2.7)	(53.6)	(56.6)
Cash and cash equivalents - beginning of period	—	—	1.1	8.6	540.5	550.2

Cash and cash equivalents - end of period	$—	$—	$0.8	$5.9	$486.9	$493.6

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2008

In millions	IR Limited	IR International	IR Global Holding	IR New Jersey	Other Subsidiaries	IR Limited Consolidated
Net cash provided by (used in) continuing operating activities	$(20.8)	$—	$—	$(298.6)	$(349.7)	$(669.1)
Net cash provided by (used in) discontinued operating activities	—	—	—	4.5	(15.5)	(11.0)

Cash flows from investing activities:
Capital expenditures	—	—	—	(14.6)	(22.8)	(37.4)
Proceeds from sale of property, plant and equipment	—	—	—	—	2.1	2.1
Acquisitions, net of cash	—	—	—	—	(30.3)	(30.3)
Proceeds from business disposition, net of cash	—	—	—	—	8.5	8.5
Other, net	—	—	—	5.4	(0.3)	5.1

Net cash provided by (used in) continuing investing activities	—	—	—	(9.2)	(42.8)	(52.0)
Net cash provided by (used in) discontinued investing activities	—	—	—	—	—	—

Cash flows from financing activities:
Net change in debt	—	—	—	(0.5)	6.9	6.4
Net inter-company proceeds (payments)	136.4	—	(369.1)	(81.3)	314.0	—
Dividends (paid) received	(115.3)	—	17.5	4.1	44.6	(49.1)
Proceeds from the exercise of stock options	4.2	—	—	—	—	4.2
Repurchase of common shares by subsidiary	—	—	—	—	—	—
Other, net	—	—	—	25.8	(5.6)	20.2

Net cash provided by (used in) continuing financing activities	25.3	—	(351.6)	(51.9)	359.9	(18.3)
Net cash provided by (used in) discontinued financing activities	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	83.4	83.4

Net increase (decrease) in cash and cash equivalents	4.5	—	(351.6)	(355.2)	35.3	(667.0)
Cash and cash equivalents - beginning of period	0.6	—	1,979.1	545.4	2,210.2	4,735.3

Cash and cash equivalents - end of period	$5.1	$—	$1,627.5	$190.2	$2,245.5	$4,068.3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INGERSOLL-RAND COMPANY LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under Part II, Item 1A—Risk Factors in this Quarterly Report on Form 10-Q and under Part I, Item 1A - Risk Factors in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The following section is qualified in its entirety by the more detailed information, including our financial statements and the notes thereto, which appears elsewhere in this Quarterly Report.

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

Reorganization

On March 5, 2009, our board of directors approved a reorganization of the Company from Bermuda to Ireland (the Reorganization). The first step in this proposed reorganization was the establishment of IR-Limited’s tax residency in Ireland, which occurred in March 2009. To complete the reorganization, IR-Limited shareholders will be asked to vote in favor of the reorganization at a special meeting of the shareholders on June 3, 2009. If all applicable conditions are satisfied, including approval by IR-Limited’s shareholders and the Supreme Court of Bermuda, it is expected that Ingersoll-Rand plc, an Irish incorporated company (IR-Ireland), will replace IR-Limited as the Company’s ultimate parent by means of a court-approved arrangement. We expect the incorporation in Ireland will take place within two to four weeks of the date that the shareholders approve the reorganization.

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

The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia have contributed to weakening worldwide economic conditions. In addition, the uncertainty related to the cost and availability of credit has further depressed the overall business climate. As a result, we have seen weaker demand for many of our products and services during the second half of 2008 continue into the first three months of 2009.

Despite the increasingly challenging economic environment, we continue to execute our business strategy. The divestiture of both Compact Equipment and the Road Development business unit in 2007, in addition to the acquisition of Trane in 2008, has enabled us to become more balanced across the products we offer. In addition, our current enterprise-wide restructuring actions, initiated in the fourth quarter of 2008, are designed to streamline the footprint of our manufacturing facilities and reduce our general and administrative cost base.

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

For 2009, we expect current market conditions to negatively affect our financial results. Declining markets in North America and Western Europe partially offset by slight to moderate growth in the developing economies of China and Latin America will have a negative impact. In addition, with approximately 37% of our revenues generated outside of the U.S., the recent appreciation of the U.S. dollar against most major currencies could negatively impact our 2009 revenue.

Despite the current economic turmoil, we have a solid foundation of global brands and leading market shares in all of our major product lines. In addition, our growing geographic and industry diversity coupled with our large installed product base provides growth opportunities within our service, parts and replacement revenue streams.

Recent Developments

April Debt Issuance

We recently completed a comprehensive financing program that significantly enhanced our liquidity and debt profile. Actions taken include the issuance of $1.0 billion in long-term debt (Senior Notes and Senior Exchangeable Notes) in April 2009 and the replacement of our Trane accounts receivable purchase program in March 2009 with a new accounts receivable purchase program that now encompasses originators from all four of our business segments. The proceeds from our debt issuance were used to repay the $950.0 million outstanding under our senior unsecured bridge loan facility. The new accounts receivable purchase program is expected to be a source of an additional $200 million in liquidity.

Restructuring Actions

In order to build a strong business foundation for the future by dealing with the current and expected future slowing end market demand, we implemented productivity actions in 2008. In addition, in the fourth quarter of 2008, we initiated enterprise-wide restructuring actions in order to streamline both our manufacturing footprint and our general and administrative cost base. Projected costs will approximate $120 million, $70.7 million of which occurred in the fourth quarter of 2008 and $10.9 of which occurred in the first quarter of 2009. Together, these combined actions are expected to generate approximately $160 million and $200 million of annual pretax savings in 2009 and 2010, respectively.

Acquisitions

At the close of business on June 5, 2008 (the Acquisition Date), we completed our acquisition of 100% of the outstanding common shares of Trane Inc. (Trane). Trane, previously named American Standard Companies Inc., provides systems and services that enhance the quality and comfort of the air in homes and buildings around the world. Trane’s systems and services have leading positions in premium commercial, residential, institutional and industrial markets, a reputation for reliability, high quality and product innovation and a powerful distribution network.

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

As a result of the acquisition, the results of the operations of Trane have been included in the statement of financial position at March 31, 2009 and December 31, 2008. No amounts have been included for the three months ended March 31, 2008. For further details on the acquisition of Trane, see Note 3 in the notes to condensed consolidated financial statements.

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

Results of Operations – Three Months Ended March 31, 2009 and 2008

	For the three months ended March 31,
In millions, except per share amounts	2009	% of revenues	2008	% of revenues
Net revenues	$2,932.9		$2,163.3
Cost of goods sold	(2,206.4)	75.2%	(1,540.9)	71.2%
Selling and administrative expenses	(676.6)	23.1%	(375.4)	17.4%

Operating income	49.9	1.7%	247.0	11.4%
Interest expense	(67.4)		(27.5)
Other, net	12.5		43.2

Earnings (loss) before income taxes	(5.0)		262.7
Benefit (provision) for income taxes	(10.5)		(47.2)

Continuing operations	(15.5)		215.5
Discontinued operations, net of tax	(6.3)		(30.1)

Net earnings (loss)	(21.8)		185.4
Less: Net earnings attributable to noncontrolling interests	(4.9)		(3.8)

Net earnings (loss) attributable to Ingersoll-Rand Company Limited	$(26.7)		$181.6
Diluted net earnings (loss) per common share attributable to
Ingersoll-Rand Company Limited common shareholders:
Continuing operations	$(0.06)		$0.77
Discontinued operations	(0.02)		(0.11)

Net earnings (loss)	$(0.08)		$0.66

The discussions that follow describe the significant factors contributing to the changes in our results of operations for the periods presented.

Net Revenues

Net revenues for the first quarter of 2009 increased by 35.6%, or $769.6 million, compared with 2008, which primarily resulted from the following:

Volume/product mix	-25.5%
Pricing	1.6%
Currency exchange rates	-5.3%
Acquisitions	64.8%

Total	35.6%

The acquisition of Trane increased revenues $1,399.7 million in the first quarter of 2009. However, we experienced substantial volume declines compared to the first quarter of 2008 primarily associated with weak demand in many of our major end markets. In addition, negative currency impacts were partially offset by modest price improvements.

Cost of Goods Sold

Cost of goods sold in the first quarter of 2009 increased by $665.5 million, or 43.2% compared to the same period in 2008. The primary driver of the increase was related to the acquisition of Trane. As a result, cost of goods sold as a percentage of revenue increased to 75.2% from 71.2%. In addition, cost of goods sold included $3.3 million of restructuring costs, which added 0.1% point increase to cost of goods sold as a percentage of revenue. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the continued global weakness in our major end markets.

Selling and Administrative Expenses

Selling and administrative expense in the first quarter of 2009 increased by $301.2 million, or 80.2% compared to the same period in 2008. The primary driver of the increase was related to the acquisition of Trane which added $336.4 million to selling and administrative expense. As a result, selling and administrative expense as a percentage of revenue increased to 23.1% from 17.4%. In addition, selling and administrative expense included $7.6 million of restructuring costs, which added 0.3% point increase to selling and administrative expense as a percentage of revenue. Productivity actions and expense reduction partially offset the dramatic decline in volume.

Operating Margin

Operating margin for the first quarter of 2009 decreased to 1.7% from 11.4% for the same period of 2008 as a result of weak demand in many major end markets. The primary drivers of the decrease related to lower volumes and an unfavorable currency impact as well as lower margins in the acquired Trane business. Restructuring costs of $10.9 million had a 0.4% point impact on first quarter 2009 operating margins. Productivity actions, expense reduction and improved pricing helped to mitigate the impact of the continued global weakness in our major end markets.

Interest Expense

Interest expense for the first quarter of 2009 increased $39.9 million compared with the same period of 2008, primarily related to higher average debt balances used to fund the acquisition of Trane.

Other, Net

The components of Other, net for the three months ended March 31 are as follows:

In millions	2009	2008
Interest income	$4.3	$45.6
Exchange gain (loss)	1.4	(1.6)
Earnings from equity investments	1.4	—
Other	5.4	(0.8)

Other, net	$12.5	$43.2

For the three months ended March 31, 2009, Other, net decreased by $30.7 million compared with the same period of 2008. The decrease was primarily a result of lower interest income generated by a significant reduction of average cash balances subsequent to the acquisition of Trane in June 2008.

Provision for Income Taxes

Our first quarter 2009 tax provision was $10.5 million, which included $11.4 million of discrete tax items primarily associated with FASB Interpretation No. 48 (FIN 48) and other tax adjustments. We project an annual effective rate for 2009 to be approximately 20%. The effective tax rate for the three months ended March 31, 2008 was approximately 18%.

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

Dollar amounts in millions	Three months ended March 31, 2009
Net revenues	$1,399.7
Operating income (loss)	(14.3)
Operating margin	-1.0%

Revenues for the three months ended March 31, 2009 were $1,399.7 million, and were negatively impacted by the significant reductions in the businesses major end markets.

Operating loss for the three months ended March 31, 2009 was $14.3 million, which includes $39.1 million of purchase accounting costs primarily related to the amortization of certain intangible assets with finite lives that were fair valued at the Acquisition Date.

Global commercial revenues decreased as a result of sharply lower activity in non-residential construction markets. In addition, global revenues for parts, services and solutions were impacted by the deferral of repair service and some contracting projects. Residential results were impacted by continued weakness in the U.S. housing market.

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

	Three months ended March 31,
Dollar amounts in millions	2009	2008	% change
Net revenues	$503.3	$798.4	-37.0%
Operating income	2.9	80.1	-96.4%
Operating margin	0.6%	10.0%

Net revenues for the first quarter of 2009 decreased by 37.0%, or $295.1 million, compared with the same period of 2008, as a result of continued global weakness in the segments major end markets. The primary drivers of the decline were a sharp reduction in volume (31%) as well as an unfavorable currency impact (6%). These costs were partially offset by improved pricing (1%).

Operating income decreased by 96.4% or $77.2 million in the first quarter of 2009 compared with the same period of 2008. The decrease lowered operating margins to 0.6% from 10.0%. Lower volumes ($89 million) and an unfavorable currency impact ($17 million) were partially offset by improved pricing ($5 million), accelerated productivity actions ($40 million) and other cost control measures.

The decrease in segment revenues primarily resulted from the ongoing decline in the worldwide trucking industry and sharp declines in supermarket capital expenditures. The transport business saw revenues decline in all geographic areas due to weak truck and trailer markets and declining freight rates. In addition, aftermarket activity and bus and sea-going container revenues were impacted by the slowdown in end market activity. The stationary refrigeration business experienced lower volumes in display cases as well as in the installation business. However, operational improvements and productivity gains within the segment helped to mitigate the decrease in volume. Market share gains at major national supermarket customers and in the truck and trailer sector also helped to offset some of the slow end market activity.

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

	Three months ended March 31,
Dollar amounts in millions	2009	2008	% change
Net revenues	$537.6	$743.4	-27.7%
Operating income	17.2	97.6	-82.4%
Operating margin	3.2%	13.1%

Net revenues for the first quarter of 2009 decreased by 27.7%, or $205.8 million, compared with the same period of 2008, as a result of continued global weakness in the segments major end markets. The primary drivers of the decline were a sharp reduction in volume (24%) as well as an unfavorable currency impact (5%). These costs were partially offset by improved pricing (1%).

Operating income decreased by 82.4%, or $80.4, million in the first quarter of 2009 compared with the same period of 2008. This decreased operating margins to 3.2% from 13.1%. During the three months ended March 31, 2009, we recorded $8.8 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 1.6 point impact on operating margins. Lower volumes and product mix ($74 million), an unfavorable currency impact ($13 million) were partially offset by accelerated productivity actions ($24 million) and other cost control measures.

Revenues in the Air and Productivity business declined in all geographic areas. The decrease in the U.S. was a result of volume declines in major industrial, process and fluid handling end markets as well as lower aftermarket results. Non-U.S. revenues were also impacted by volume declines in industrial activity. Club Car revenues sharply decreased in all geographic areas due to weakening economic fundamentals in key golf, hospitality and recreation markets. In addition, the decline was impacted by customers deferring golf car replacement by extending their leases. Productivity and strong cost control measures throughout the segment helped to mitigate the volume declines and negative currency impacts.

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

	Three months ended March 31,
Dollar amounts in millions	2009	2008	% change
Net revenues	$492.3	$621.5	-20.8%
Operating income	76.3	105.0	-27.3%
Operating margin	15.5%	16.9%

Net revenues for the first quarter of 2009 decreased by 20.8%, or $129.2 million, compared with the same period of 2008, as a result of the recent decline in worldwide commercial and residential construction markets. The primary drivers of the decline were a sharp reduction in volume (20%) as well as an unfavorable currency impact (5%). These costs were partially offset by improved pricing (4%).

Operating income decreased by 27.3% or $28.7 million in the first quarter of 2009 compared with the same period of 2008. The decrease in operating income lowered operating margins to 15.5% from 16.9%. During the three months ended March 31, 2009, we recorded $0.3 million of restructuring charges associated with employee termination benefits and other costs associated with announced restructuring plans. These costs had a 0.1% point impact on operating margins. Lower volumes ($57 million) and an unfavorable currency impact ($6 million) were partially offset by improved pricing ($23 million), accelerated productivity actions ($22 million) and other cost control measures.

Net revenues decreased as a result of the worldwide contracting of construction markets. Commercial revenues were impacted by the decline in new building and remodeling markets in the United States and Europe. Residential revenues were impacted by lower same store sales at large customers and ongoing weakness in the new homebuilder channel. Productivity and strong cost control measures throughout the segment helped to mitigate the volume declines and negative currency impacts.

Discontinued Operations

The components of discontinued operations for the three months ended March 31 are as follows:

In millions	2009	2008
Revenues	$—	$9.6

Pre-tax earnings (loss) from operations	$(19.3)	$(11.2)
Pre-tax gain (loss) on sale	4.7	(4.1)
Tax expense	8.3	(14.8)

Discontinued operations, net	$(6.3)	$(30.1)

Discontinued operations by business for the three months ended March 31 is as follows:

In millions	2009	2008
Compact Equipment, net of tax	$(0.4)	$(24.4)
Road Development, net of tax	4.6	—
Other discontinued operations, net of tax	(10.5)	(5.7)

Total discontinued operations, net of tax	$(6.3)	$(30.1)

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

Compact Equipment manufactured and sold compact equipment, including skid-steer loaders, compact track loaders, mini-excavators and telescopic tool handlers; portable air compressors, generators and light towers; general-purpose light construction equipment; and attachments. We have accounted for Compact Equipment as discontinued operations and classified the assets and liabilities as held for sale for all periods presented in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

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

Liquidity and Capital Resources

The global financial markets have been adversely affected by the current economic environment. Over the last six months, the credit markets, including the commercial paper markets, have experienced adverse conditions including unprecedented volatility, reduced liquidity and increased interest rates.

These factors generally increase the costs associated with issuing commercial paper or other debt instruments and may affect the ability of borrowers to access these markets. To date, our availability of funding has not been materially impacted by the recent turmoil in the credit markets.

We recently completed a comprehensive financing program that significantly enhanced our liquidity and debt profile. Actions taken include the issuance of $1.0 billion of long-term debt (Senior Notes and Senior Exchangeable Notes) in April 2009 and the replacement of our Trane accounts receivable purchase program in March 2009 with a new accounts receivable purchase program that now encompasses originators from all four of our business segments. The proceeds from our debt issuance were used to repay the $950.0 million outstanding under our senior unsecured bridge loan facility. The new accounts receivable purchase program is expected to be a source of an additional $200 million in liquidity. See below for additional information about these actions.

We currently believe that our cash and cash equivalents balance, the cash generated by our operations, our receivable securitization program, our committed credit lines as well as our expected ability to access the capital markets will be sufficient to meet our operating and capital needs for the foreseeable future.

The following table contains several key measures to gauge our financial condition and liquidity at the period ended:

In millions	March 31, 2009	December 31, 2008
Cash and cash equivalents	$493.6	$550.2
Short-term borrowings and current maturities of long-term debt	1,702.7	2,350.4
Long-term debt	3,449.1	2,773.7
Total debt	5,151.8	5,124.1
Total Ingersoll-Rand Company Limited shareholders’ equity	6,399.9	6,661.4
Total shareholders’ equity	6,498.7	6,762.1
Debt-to-total capital ratio	44.2%	43.1%

Short-term borrowings and current maturities of long-term debt consisted of the following:

In millions	March 31, 2009	December 31, 2008
Commercial paper program	$833.5	$998.7
Debentures with put feature	343.7	345.7
Senior unsecured bridge loan facility *	—	754.0
Current maturities of long-term debt	456.2	200.4
Other short-term borrowings	69.3	51.6

Total	$1,702.7	$2,350.4

*	We repaid the outstanding balance of our senior unsecured bridge loan facility with the proceeds from the issuance of long-term debt in April 2009. As a result, we reclassified the outstanding balance from short-term to long-term at March 31, 2009 in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced”.

Commercial Paper Program

We use borrowings under our commercial paper program for general corporate purposes. As of March 31, 2009, we had outstanding commercial paper borrowings of $833.5 million. We expect to fund future maturities of commercial paper through new commercial paper issuances and cash generated from our operations.

Debentures with Put Feature

We have fixed rate debentures which contain a put feature that allows the holders to exercise on each anniversary of the issuance date. If exercised, we are obligated to repay in whole or in part, at the holder’s option, the outstanding principal amount (plus accrued and unpaid interest) of the debentures held by the holder. If these options are not fully exercised, the final maturity dates would range between 2027 and 2028.

In February 2009, holders of these debentures had the option to exercise the put feature on $39.2 million of the outstanding debentures, of which approximately $2.0 million were exercised and repaid in February. In the fourth quarter of 2009, holders of these debentures will have the option to exercise the put feature on approximately $306.5 million of the remaining debentures. Based on our cash flow forecast, we believe we will have sufficient liquidity to repay any amounts redeemable as a result of these put features.

Senior Unsecured Bridge Loan Facility

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

At December 31, 2008, the outstanding balance of the senior unsecured bridge loan facility was $754.0 million, which would have expired in June 2009 per the original term. In the first quarter of 2009, we borrowed an additional $196.0 million under the facility increasing the outstanding balance to $950.0 million as of March 31, 2009. We repaid the outstanding balance with our long-term debt issuance as discussed below and terminated the facility.

Senior Notes Due 2014

In April 2009, we issued $655 million of 9.5% Senior Notes through our wholly-owned subsidiary, Ingersoll-Rand Global Holding Company Limited (IR Global Holding). The notes are fully and unconditionally guaranteed by IR-Limited. Interest on the fixed rate notes will be paid twice a year. We have the option to redeem them in whole or in part at any time, and from time to time, prior to their stated maturity date at redemption prices set forth in the indenture agreement. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

Exchangeable Senior Notes Due 2012

In April 2009, we issued $345 million of 4.5% Exchangeable Senior Notes through our wholly-owned subsidiary, IR Global Holding. The notes are fully and unconditionally guaranteed by IR-Limited. Interest on the exchangeable notes will be paid twice a year in arrears.

In addition, holders may exchange their notes at their option prior to November 15, 2011 in accordance with specified circumstances set forth in the indenture agreement or anytime on or after November 15, 2011 through their scheduled maturity. Upon exchange, the notes will be paid in cash up to the aggregate principal amount of the notes to be exchanged, the remainder due on the option feature, if any, will be paid in cash, IR common stock or a combination thereof. The notes are subject to certain customary covenants, however, none of these covenants are considered restrictive to our operations.

Accounts Receivable Purchase Program

On March 31, 2009, we expanded our existing Trane account receivable purchase program and replaced it with a new accounts receivable purchase program that now encompasses originators from all four of our business segments. The increase in originators allows us to increase the program size from $150 million to $325 million, of which we expect to derive an additional $200 million in funding from the actual outstanding balance at the termination of the prior program. See Note 8 to the condensed consolidated financial statements for a further description of the program.

Other

In March 2009, we announced a reduction of our quarterly common stock dividend from $0.18 per share to $0.07 per share, effective with the September 2009 payment. The reduced payment will be used to reduce debt and provide additionally liquidity in the future.

At March 31, 2009, our committed revolving credit facilities totaled $3.0 billion, of which $750 million expires in June 2009, $1.25 billion expires in August 2010 and $1.0 billion expires in June 2011. These lines are unused and provide support for the Company’s commercial paper program as well as for other general corporate purposes.

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31. For additional details, see the Condensed Consolidated Statement of Cash Flows in the condensed consolidated financial statements.

In millions	2009	2008
Operating cash flow provided by (used in) continuing operations	$52.0	$(669.1)
Investing cash flow provided by (used in) continuing operations	(50.3)	(52.0)
Financing cash flow provided by (used in) continuing operations	(30.8)	(18.3)

Operating Activities

Net cash provided by continuing operating activities during the three months ended March 31, 2009 was $52.0 million, compared with net cash used in operating activities of $669.1 million during the comparable period in 2008. The change in operating cash flows is predominantly related to a tax payment of approximately $700 million in the first quarter of 2008 paid to various taxing authorities primarily associated with the Compact Equipment divestiture. In addition, cash flows from operating activities for the first quarter of 2009 includes the results of Trane.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2009 was $50.3 million, compared with $52.0 million of net cash used in investing activities during the comparable period of 2008. The change in investing activities is primarily attributable to an increase of capital expenditures in 2009 as a result of the acquisition of Trane. In addition, we paid $30.3 million for bolt on acquisitions in the first quarter of 2008.

Financing Activities

Net cash used by financing activities during the three months ended March 31, 2009 was $30.8 million, compared with $18.3 million of net cash used in financing activities during the comparable period in 2008. The change in financing activities primarily relates to the increase in dividends paid to common shareholders as a result of a higher share count in 2009.

Pensions

Our investment objectives in managing defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, minimizes our required contributions at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements.

We monitor the impact of market conditions on our funding requirements and pension plan expense on a quarterly basis. As a result of the current market environment, our pension plans experienced negative returns during 2008 and in the first quarter of 2009. Consequently, this will increase pension expense and require cash contributions to our pension plans in future years. However, none of our pension plans have experienced any significant impact on their liquidity to pay retirees in the plans due to the volatility in the markets.

For a further discussion of Liquidity and Capital Resources, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

During the three-month period ended March 31, 2009, we spent $2.7 million for environmental remediation expenditures at sites presently or formerly owned or leased by us. As of March 31, 2009 and December 31, 2008, we have recorded reserves for environmental matters of $98.4 million and $100.9 million, respectively. We believe that these expenditures will continue and may increase over time. Given the evolving nature of environmental laws, regulations and technology, the ultimate cost of future compliance is uncertain.

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

Trane has now settled with a substantial number of its insurers, collectively accounting for approximately 80% of its recorded asbestos-related liability insurance receivable as of January 31, 2009. More specifically, effective August 26, 2008, Trane entered into a coverage-in-place agreement (“August 26 Agreement”) with the following five insurance companies or groups: 1) Hartford; 2) Travelers; 3) Allstate (solely in its capacity as successor-in-interest to Northbrook Excess & Surplus Insurance Company); 4) Dairyland Insurance Company; and 5) AIG. The August 26 Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for asbestos bodily injury claims under specified terms and conditions and in exchange for certain releases and indemnifications from Trane. In addition, on September 12, 2008, Trane entered into a settlement agreement with Mt. McKinley Insurance Company and Everest Reinsurance Company, both members of the Everest Re group, resolving all claims in the NJ Litigation involving policies issued by those companies (“Everest Re Agreement”). The Everest Re Agreement contains a number of elements, including policy buy-outs and partial buy-outs in exchange for a cash payment along with coverage-in-place features similar to those contained in the August 26 Agreement, in exchange for certain releases and indemnifications by Trane. More recently, on January 26, 2009, Trane entered into a coverage-in-place agreement with Columbia Casualty Company, Continental Casualty Company, and Continental Insurance Company in its own capacity and as successor-in-interest to Harbor Insurance Company and London Guarantee & Accident Company of New York (“CNA Agreement”). The CNA Agreement provides for the reimbursement by the insurer signatories of a portion of Trane’s costs for indemnification from Trane. Trane remains in settlement negotiations with the insurer defendants in the NJ Litigation not encompassed within the August 26 Agreement, Everest Re Agreement, and the CNA Agreement. Once concluded, we believe the NJ Litigation will resolve coverage issues with respect to approximately 95% of Trane’s recorded insurance receivable in connection with asbestos-related liabilities.

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

At March 31, 2009, the Company’s liability for asbestos related matters and the asset for probable asbestos-related insurance recoveries totaled $1,179.1 million and $421.0 million, respectively, compared to $1,195.2 million and $423.8 million at December 31, 2008.

The (costs) income associated with the settlement and defense of asbestos related claims after insurance recoveries for the three months ended March 31 were as follows:

In millions	2009	2008
Continuing operations	$0.8	$—
Discontinued operations	(3.0)	4.6

Total	$(2.2)	$4.6

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

The European Commission Investigation

In November 2004, Trane was contacted by the European Commission as part of a multi-company investigation into possible infringement of European Union competition law relating to the distribution of bathroom fixtures and fittings in certain European countries. On March 28, 2007, Trane, along with a number of other companies, received a Statement of Objections from the European Commission. The Statement of Objections, an administrative complaint, alleges infringements of European Union competition rules by numerous bathroom fixture and fittings companies, including Trane and certain of its European subsidiaries engaged in the Bath and Kitchen business. Certain of these legal entities were transferred to WABCO as part of a legal reorganization in connection with the spinoff of Trane’s Vehicle Control Systems business that occurred on July 31, 2007. Trane and certain of its subsidiaries and, in light of that legal reorganization, certain of WABCO’s subsidiaries will be jointly and severally liable for any fines that result from the investigation. However, pursuant to an Indemnification and

Cooperation Agreement among Trane and certain other parties (Indemnification Agreement), American Standard Europe BVBA (renamed WABCO Europe BVBA) (WABCO Europe), which is a subsidiary of WABCO following the reorganization, will be responsible for, and will indemnify Trane and its subsidiaries (including certain subsidiaries formerly engaged in the Bath and Kitchen business) and their respective affiliates against any fines related to this investigation. Trane and the charged subsidiaries responded to the European Commission on August 1, 2007 and July 31, 2007, respectively. A hearing with the European Commission regarding the response to the Statement of Objections was conducted from November 12-14, 2007, in Brussels. WABCO Europe and other former Trane subsidiaries participated in the hearing. Trane, however, did not participate in the hearing.

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

Oil for Food Program

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the Foreign Corrupt Practices Act (FCPA) and other applicable anti-corruption laws. With respect to these matters, the

Company has conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. We have had preliminary discussions concerning these matters with the SEC and DOJ, to be followed by further discussions in the coming months. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have recently discussed with the DOJ and SEC a new matter which raises potential FCPA issues. We are investigating this matter thoroughly and will report our findings to the SEC and DOJ. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

Other

The following table represents the changes in the product warranty liability for the three months ended March 31:

In millions	2009	2008
Balance at beginning of period	$640.7	$146.9
Reductions for payments	(67.3)	(17.9)
Accruals for warranties issued during the current period	57.5	16.3
Changes to accruals related to preexisting warranties	2.6	(0.6)
Translation	(4.1)	3.5

Balance at end of period	$629.4	$148.2

Trane has commitments and performance guarantees, including energy savings guarantees, totaling $106.8 million extending from 2009-2028. These guarantees are provided under long-term service and maintenance contracts related to its air conditioning equipment and system controls. Through March 31, 2009, we have experienced one insignificant loss under such arrangements and consider the probability of any significant future losses to be remote.

We have other contingent liabilities of $4.6 million as of March 31, 2009. These liabilities primarily result from performance bonds, guarantees and stand-by letters of credit associated with the prior sale of products by divested businesses.

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

Management believes there have been no significant changes during the three months ended March 31, 2009, to the items that the Company disclosed as its critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit pension and postretirement plans. The standard also requires an entity to recognize changes in the funded status within Accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS 157 is effective for the Company starting on January 1, 2008. See Note 21 to the condensed consolidated financial statements for a discussion on SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for the Company starting on January 1, 2008. As of March 31, 2009, the Company has not elected the option available under SFAS 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No 51 (SFAS 160).” It clarifies that a noncontrolling interest in a subsidiary represents an ownership interest that should be reported as equity in the consolidated financial statements. In addition, the statement requires expanded income statement presentation and disclosures that clearly identify and distinguish between the interests of the Company and the interests of the non-controlling owners of the subsidiary. SFAS 160 is effective for the Company starting on January 1, 2009. See Note 2 to the condensed consolidated financial statements for a discussion on SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (SFAS 161). This statement amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company starting on January 1, 2009. See Note 10 to the condensed consolidated financial statements for a discussion on SFAS 161.

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

Recently Issued Accounting Pronouncements

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

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP SFAS 157-4). FSP SFAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP SFAS 157-4 shall be applied prospectively with retrospective application not permitted and is effective for interim and annual periods ending after June 15, 2009. Early adoption is permitted under certain circumstances for periods ending after March 15, 2009. We are currently assessing the impact of FSP SFAS 157-4, and we do not believe that it will have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1). FSP SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS 107) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim and annual financial statements. Prior to FSP SFAS 107-1, fair values for these assets and liabilities were only disclosed annually. FSP SFAS 107-1 applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FSP SFAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted under certain circumstances for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We are currently assessing the impact of the disclosure requirements under FSP SFAS 107-1.

Safe Harbor Statement

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

Forward-looking statements may relate to such matters as projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including those relating to our proposed reorganization from Bermuda to Ireland and our June 2008 acquisition of Trane Inc.; any statements regarding future economic conditions or our expected performance; any statements regarding pending investigations, claims or disputes, including those relating to the European Commission Investigation or the Internal Revenue Service audit of our consolidated subsidiaries’ tax filings in 2001 and 2002; any statements concerning expected development, performance or market share relating to our products; any other statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties – many of which are beyond our control – as well as potentially inaccurate assumptions, that could cause actual results to differ materially from our expectations and projections.

Factors that might affect our forward-looking statements include, among other things:

•	overall economic and business conditions;

•	the demand for our goods and services;

•	competitive factors in the industries in which we compete;

•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	the outcome of litigation and governmental proceedings;

•	effect of income tax audit settlements;

•	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;

•	our ability to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including availability of funding sources and currency exchange rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders;

•	the ability to achieve cost savings in connection with our strategic restructuring;

•	potential further impairment of our goodwill and/or our long-lived assets;

•	changes in U.S. and non-U.S. governmental laws and regulations;

•

the impact of fluctuations in the price of our Class A common shares, including as a result of our proposed reorganization from Bermuda to Ireland and subsequent removal from the Standard & Poor’s 500 Index;

•	the possibility that our proposed reorganization from Bermuda to Ireland may not be completed or that if it is completed, tax and financial expectations may not materialize or might change;

•	the possibility that new corporate governance requirements and regulatory schemes resulting from our reorganization to Ireland could prove more challenging than currently anticipated; and

•

the possible effects on us of future legislation in the U.S. that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in a non-U.S. jurisdiction, such as Bermuda or Ireland, or deny U.S. government contracts to us based upon our incorporation in such non-U.S. jurisdiction.

Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be material, which could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in our exposure to market risk during the first quarter of 2009. For a discussion of the Company’s exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4 - Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Oil for Food Program and Foreign Corrupt Practices Act (FCPA) matters

As previously reported, on November 10, 2004, the Securities and Exchange Commission (SEC) issued an Order directing that a number of public companies, including the Company, provide information relating to their participation in transactions under the United Nations’ Oil for Food Program. Upon receipt of the Order, the Company undertook a thorough review of its participation in the Oil for Food Program, provided the SEC with information responsive to the Order and provided additional information requested by the SEC. During a March 27, 2007 meeting with the SEC, at which a representative of the Department of Justice (DOJ) was also present, the Company began discussions concerning the resolution of this matter with both the SEC and DOJ. On October 31, 2007, the Company announced it had reached settlements with the SEC and DOJ relating to this matter. Under the terms of the settlements, the Company paid a total of $6.7 million in penalties, interest and disgorgement of profits. The Company has consented to the entry of a civil injunction in the SEC action and has entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. Under both settlements, the Company has implemented and will continue to implement improvements to its compliance program that are consistent with its longstanding policy against improper payments. In the settlement documents, the Government noted that the Company thoroughly cooperated with the investigation, that the Company had conducted its own complete investigation of the conduct at issue, promptly and thoroughly reported its findings to them, and took prompt remedial measures.

Additionally, we have reported to the DOJ and SEC certain matters involving Trane, including one relating to the Oil for Food Program, and which raise potential issues under the FCPA and other applicable anti-corruption laws. With respect to these matters, the Company has conducted a thorough investigation, which began in earnest promptly after our acquisition of Trane in June 2008. We have had preliminary discussions concerning these matters with the SEC and DOJ, to be followed by further discussions in the coming months. Previously, we had reported to the SEC and DOJ potential FCPA issues relating to one of our businesses in China, and we have reported back to them and shared our audit report, which indicated no FCPA violations. With respect to that same business in China, we have recently discussed with the DOJ and SEC a new matter which raises potential FCPA issues. We are investigating this matter thoroughly and will report our findings to the SEC and DOJ. These matters (and other matters which may arise or of which we become aware in the future) may be deemed to violate the FCPA and other applicable anti-corruption laws. Such determinations could subject us to, among other things, further enforcement actions by the SEC or the DOJ (if, for example, the DOJ deems us to have violated the DPA), securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our stock.

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

The Company strongly disagrees with the view of the IRS and filed a protest with the IRS in the third quarter of 2007. The Company has and intends to continue to vigorously contest these proposed adjustments. The Company, in consultation with its outside advisors, carefully considered many factors in determining the terms of the intercompany debt, including the obligor’s ability to service the debt and the availability of equivalent financing from unrelated parties, two factors prominently cited by the IRS in denying debt treatment. The Company believes that its characterization of that obligation as debt for tax purposes was supported by the relevant facts and legal authorities at the time of its creation. The subsequent financial results of the relevant companies, including the actual cash flow generated by operations and the production of significant additional cash flow from dispositions have confirmed the ability to service this debt. Although the outcome of this matter cannot be predicted with certainty, based upon an analysis of the strength of its position, the Company believes that it is adequately reserved for this matter. As the Company moves forward to resolve this matter with the IRS, it is reasonably possible that the reserves established may be adjusted within the next 12 months. However, the Company does not expect that the ultimate resolution will have a material adverse impact on its future results of operations or financial position. For a further discussion of tax matters, see Note 16 to the condensed consolidated financial statements.

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

See also the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Environmental and Asbestos Matters and also Note 20 to the condensed consolidated financial statements.

Item 1A – Risk Factors

Other than as discussed below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2008. For a further discussion of our Risk Factors, refer to Part I, Item 1A - Risk Factors contained in our Annual Report on Form 10-K for the period ended December 31, 2008.

Certain risks associated with the proposed Reorganization include, without limitation, the following:

Your rights as a potential shareholder will change as a result of the proposed Reorganization.

Because of differences between Irish law and Bermuda law and differences between the governing documents of IR Ireland and IR-Limited, your potential rights as a shareholder will change if the proposed Reorganization is completed. For a description of these differences, see “Comparison of Rights of Shareholders and Powers of the Board of Directors” in our Proxy Statement on Schedule 14A for a special court-ordered meeting regarding the proposed Reorganization, filed with the SEC on April 24, 2009 (the Reorganization Proxy Statement).

The market for the IR Ireland shares may differ from the market for the IR common shares, and IR Ireland’s shares may be removed as a component of the Standard & Poor’s 500 Index and other indices or certain other funds.

We intend to list the IR Ireland shares on the NYSE under the symbol “IR,” the same trading symbol as the IR common shares. The market price, trading volume or volatility of the IR Ireland shares could be different than those of the IR common shares.

Our shares currently are a component of the Standard & Poor’s 500 Index and other indices. While S&P is an independent body over which we have no control, we believe it is likely that S&P would remove our shares as a component of the S&P 500 upon completion of the proposed Reorganization. Our expectation is based on current S&P guidelines and the actions they have taken with other companies that have undergone similar changes in their jurisdiction of incorporation. Based on past S&P practices, we would not expect them to make a determination until after the special court-ordered shareholders’ meeting. Similar issues could arise with respect to whether our shares will continue to be included as a component in other indices or funds that may impose a variety of qualifications that could be affected by the proposed Reorganization. If our shares are removed as a component of the S&P 500 or other indices, or no longer meet the qualifications of such funds, institutional investors that are required to track the performance of the S&P 500 or such other indices or the funds that impose those qualifications would be required to sell their shares, which we expect could adversely affect the price of our shares. Any such adverse impact on the price of our shares could be magnified by the current heightened volatility in the financial markets.

Legislative and regulatory action could materially and adversely affect us.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the U.S. tax authorities or any other tax authority. For example, legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely or could broaden the circumstances under which we would be considered a U.S. resident regardless of whether we complete the proposed Reorganization, each of which could materially and adversely affect our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of disregarding the proposed Reorganization or limiting our ability to take advantage of tax treaties between Ireland and other jurisdictions (including the United States), we could be subjected to increased taxation. In addition, any future amendments to the current income tax treaties between Ireland and other jurisdictions (including the United States) could subject us to increased taxation. Also, various U.S. federal and state legislative proposals have been introduced in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. The proposed Reorganization may not eliminate the risk that these contract bans will apply to us.

In addition, there continues to be negative publicity regarding, and criticism of, companies that conduct business in the United States and in other countries but are domiciled in countries like Bermuda. We may become subject to similar criticism in connection with our announcement of the change in our tax residency and our proposed Reorganization.

Our effective tax rate may increase notwithstanding the proposed Reorganization.

While the proposed Reorganization is not anticipated to have any material impact on our effective tax rate, there is uncertainty regarding the tax policies of the jurisdictions where we operate (which include the potential legislative actions described above), and our effective tax rate may increase and any such increase may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

The proposed Reorganization will result in additional direct and indirect costs, even if it is not completed.

Although we do not expect these costs to be material, we will incur additional direct costs as a result of the proposed Reorganization. In addition to IR Ireland being incorporated in Ireland and being governed by Irish law, we will expand our presence in Ireland with additional finance and regulatory professionals.

In general, we will hold our board of directors meetings in Ireland. We also expect to incur costs and expenses, including professional fees, to comply with Irish corporate and tax laws and financial reporting requirements. In addition, we expect to incur attorneys’ fees, accountants’ fees, filing fees, mailing expenses and financial printing expenses in connection with the proposed Reorganization, even if the scheme of arrangement is not approved or completed. The proposed Reorganization also may negatively affect us by diverting attention of our management and employees from our operating business during the period of implementation and by increasing other administrative costs and expenses.

We may choose to abandon or delay the proposed Reorganization.

We may abandon or delay the proposed Reorganization at any time prior to the scheme of arrangement becoming effective by action of our board of directors, even after the special court-ordered shareholders’ meeting and the sanction of the Supreme Court of Bermuda. While we currently expect to complete the proposed Reorganization as soon as practicable after obtaining shareholder approval of the scheme of arrangement at the meeting, our board of directors may delay the proposed Reorganization for a significant time or may abandon the proposed Reorganization after the meeting because, among other reasons, of an increase in our estimated cost of the proposed Reorganization or a determination by the board of directors that completing the proposed Reorganization is no longer in our best interests or the best interests of our shareholders or may not result in the benefits we expect. Additionally, we may not be able to obtain the requisite shareholder or court approvals.

If the shareholders of IR-Limited do not approve a proposal in the Reorganization Proxy Statement relating to distributable reserves, IR Ireland may not have sufficient distributable reserves to pay dividends (or to repurchase shares) following the proposed Reorganization. In addition, there is no guarantee that Irish High Court approval of the creation of distributable reserves will be forthcoming.

Under Irish law, dividends must be paid (and share repurchases must generally be funded) out of “distributable reserves,” which IR Ireland will not have immediately following the closing of the scheme of arrangement. Please see “Description of Ingersoll-Rand plc Share Capital—Dividends” and “Description of Ingersoll-Rand plc Share Capital—Share Repurchases, Redemptions and Conversions” in the Reorganization Proxy Statement. If the scheme of arrangement is approved, Class A common shareholders of IR Ireland also will be asked at the special court-ordered shareholders’ meeting, as discussed in the Reorganization Proxy Statement, to approve the creation of distributable reserves of IR Ireland (through the reduction of the share premium account of IR Ireland), in order to permit us to continue to pay quarterly dividends (and repurchase shares) after the proposed Reorganization. The approval of the distributable reserves proposal is not a condition to the consummation of the proposed Reorganization. Accordingly, if the Class A common shareholders of IR-Limited approve the scheme of arrangement but do not approve the distributable reserves proposal, and the proposed Reorganization is consummated, IR Ireland may not have sufficient distributable reserves to pay dividends (or to repurchase shares) following the proposed Reorganization.

In addition, the creation of distributable reserves requires the approval of the Irish High Court. Although we are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves, the issuance of the required order is a matter for the discretion of the Irish High Court and there is no guarantee that such approval will be forthcoming. Even if the Irish High Court does approve the creation of distributable reserves, it may take substantially longer than we anticipate.

As a result of different shareholder voting requirements in Ireland relative to Bermuda, we will have less flexibility with respect to certain aspects of capital management than we now have.

Under Bermuda law, our directors may issue, without shareholder approval, any common shares authorized in our memorandum of association that are not already issued. Irish law allows shareholders to authorize share capital which then can be issued by a board of directors without shareholder approval. Additionally, subject to specified exceptions, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to authorize the waiver of the statutory pre-emptive rights with respect to any particular allotment of shares. These authorizations must be renewed by the shareholders every five years and we cannot guarantee that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our debt securities. While we do not believe that the differences between Bermuda law and Irish law relating to our capital management will have an adverse effect on us, situations may arise where the flexibility we now have in Bermuda would have provided benefits to our shareholders.

After the proposed Reorganization, a future transfer of IR Ireland shares may be subject to Irish stamp duty.

In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired) payable by the buyer. Although in the majority of transactions there will be no stamp duty because both the seller and buyer hold the shares beneficially, this additional risk for the buyer could adversely affect the price of our shares. Although we currently intend to pay (or cause one of our affiliates to pay) stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially, IR Ireland’s articles of association as they will be in effect after the proposed Reorganization provide that, in the event of any such payment, IR Ireland (i) may seek reimbursement from the transferor or transferee (at our discretion), (ii) may set-off the amount of the stamp duty against future dividends payable to the transferor or transferee (at our discretion), and (iii) will have a lien against the IR Ireland shares on which we have paid stamp duty and any dividends paid on such shares.

Dividends received by our shareholders may be subject to Irish dividend withholding tax.

In certain circumstances, as an Irish tax resident company, we are required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. In the majority of cases, shareholders resident in the United States will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms. However, some shareholders may be subject to withholding tax, which could adversely affect the price of our shares.

Dividends received by our shareholders could be subject to Irish income tax.

Dividends paid in respect of our shares will generally not be subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Ingersoll Rand.

Our shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on the dividends unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Ingersoll Rand.

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

(a)	Exhibits

Exhibit No.	Description	Method of Filing

4.1	Second Supplemental Indenture, dated as of April 3, 2009, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee, to that certain Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on April 6, 2009.

4.2	Third Supplemental Indenture, dated as of April 6, 2009, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee, to that certain Indenture, dated as of August 12, 2008, among the Company, Ingersoll-Rand Global Holding Company Limited and Wells Fargo Bank, N.A., as trustee	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on April 6, 2009.

10.1	Herbert L. Henkel Letter, dated February 4, 2009, relating to his benefits under the Ingersoll-Rand Company Elected Officers Supplemental Program II	Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.2	Michael W. Lamach Letter, dated February 4, 2009	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.3	Form of IR Stock Option Grant Agreement	Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.4	Form of IR Restricted Share Unit Grant Agreement	Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.5	Form of IR Performance Share Unit Grant Agreement (for performance years 2009-2010)	Incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.6	Form of IR Performance Share Unit Grant Agreement (for performance years 2009-2011)	Incorporated by reference to Exhibit 10.58 to the Company’s Form 10-K for the fiscal year ended 2008 (File No. 001-16831) filed with the SEC on March 2, 2009.

10.7	Amendment No. 1 dated as of March 2, 2009 to the Credit Agreement dated as of June 27, 2008 among the Company; Ingersoll-Rand Global Holding Company Limited; J.P. Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo Mitsubishi, Ltd., New York Branch, BNP Paribas and William Street LLC, as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners; and certain lending institutions from time to time parties thereto	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on March 5, 2009.

10.8	Amendment No. 1 dated as of March 2, 2009 to the Credit Agreement dated as of June 5, 2008 among the Company; Ingersoll-Rand Global Holding Company Limited; JPMorgan Chase Bank, N.A., as administrative agent; Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P., as syndication agents; J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs Credit Partners L.P., as joint lead arrangers and joint bookrunners; and the lending institutions from time to time parties thereto	Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on March 5, 2009.

10.9	Amendment No. 1 dated as of March 2, 2009 to the Credit Agreement dated as of August 12, 2005, among the Company, Ingersoll-Rand Company and the banks listed therein, and Citicorp USA, Inc., as Syndication Agent, and Bank of America, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and UBS Securities LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Lead Arrangers and Bookrunners	Incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on March 5, 2009.

10.10	Amendment No. 1 dated as of March 2, 2009 to the Credit Agreement, dated as of June 25, 2004, among the Company, Ingersoll-Rand Company and the banks listed therein, The JPMorgan Chase Bank, as Administrative Agent, Citibank N.A., and Deutsche Bank Securities Inc., as Co-Syndication Agents, and The Bank of Tokyo-Mitsubishi, Ltd, as Documentation Agent, and J.P. Morgan Securities Inc., as Lead Arranger and Bookrunner	Incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K (File No. 001-16831) filed with the SEC on March 5, 2009.

10.11	Receivable Interest Purchase Agreement, dated as of March 31, 2009, among IR Receivables Funding Trust, CAFCO, LLC, Enterprise Funding Company LLC and JS Siloed Trust, as Investors, Citibank, N.A., Bank of America, N.A. (“BofA”) and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Banks, Citicorp North America, Inc. (“CNAI”), as Program Agent, CNAI, BofA and JPMorgan as Investor Agents, Ingersoll-Rand Company, as Collection Agent, and the Originators and Intermediate SPVs parties thereto	Filed herewith.

10.12	Initial Purchase and Contribution Agreement, among Hussmann Services Corporation, Thermo King SVC, Inc., Thermo King Corporation, Thermo King De Puerto Rico, Inc., Krack Corporation, Ingersoll-Rand Industrial Refrigeration, Inc., Crystal Refrigeration, Inc., Taylor Industries, Inc., Terry D. Carter Service Co., Inc., Refrigeration Engineering, Inc., Checker Flag Parts, Inc., Hussmann Corporation, Nelson Refrigeration, Inc., Rogers Refrigeration Co., Inc., Refrigeration Service & Design, Inc., WHS Refrigeration Services, Inc., as Sellers, IR Climate Receivables Funding, Inc., as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Filed herewith.

10.13	Secondary Purchase Agreement, among IR Climate Receivables Funding, Inc., as Seller, IR Receivables Funding Trust, Purchaser, and Ingersoll-Rand Company, as Collection Agent	Filed herewith.

10.14	Initial Purchase and Contribution Agreement, among Ingersoll-Rand Company, as Seller, Club Car, Inc., as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Filed herewith.

10.15	Secondary Purchase and Contribution Agreement, among Club Car, Inc., as Seller, IR Industrial Receivables Funding LLC, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Filed herewith.

10.16	Tertiary Purchase Agreement, among IR Industrial Receivables Funding LLC, as Seller, IR Receivables Funding Trust, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Filed herewith.

10.17	Initial Purchase and Contribution Agreement, among Schlage Lock Company LLC, as Seller, Von Duprin LLC, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Filed herewith.

10.18	Secondary Purchase and Contribution Agreement, among Von Duprin LLC, as Seller, IR Security Receivables Funding LLC, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Filed herewith.

10.19	Tertiary Purchase Agreement, among IR Security Receivables Funding LLC, as Seller, IR Receivables Funding Trust, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Filed herewith.

10.20	Initial Purchase and Contribution Agreement, among Trane U.S. Inc., as Seller, ASI Receivables Funding LLC, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Filed herewith.

10.21	Secondary Purchase Agreement, among ASI Receivables Funding LLC, as Seller, and IR Receivables Funding Trust, as Purchaser, and Ingersoll-Rand Company, as Collection Agent	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

INGERSOLL-RAND COMPANY LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGERSOLL-RAND COMPANY LIMITED

(Registrant)

Date: May 8, 2009	/s/ Steven R. Shawley
Steven R. Shawley, Senior Vice President
and Chief Financial Officer

Principal Financial Officer

Date: May 8, 2009	/s/ Richard J. Weller
Richard J. Weller, Vice President and
Controller

Principal Accounting Officer